Form 10-Q
period 2008-03-31
Rubicon Technology, Inc.
filed 2008-05-15
CIK 1410172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.001 per share	20,960,831 shares outstanding
Class	as of May 13, 2008

RUBICON TECHNOLOGY, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2008

i

PART I

ITEM 1.

Rubicon Technology, Inc.

Balance sheets

	March 31, 2008	December 31, 2007

	(unaudited) (in thousands other than share data)
Assets
Cash and cash equivalents	$4,240	$4,380
Restricted cash	12	10
Short-term investments	57,477	67,765
Accounts receivable, net of allowances of $181 and $189	5,601	4,673
Inventories, net	2,477	2,522
Spare parts	1,651	1,203
Prepaid expenses and other current assets	1,464	1,355

Total current assets	72,922	81,908
Investments	10,288	3,200
Property and equipment, net	30,014	26,303

Total assets	$113,224	$111,411

Liabilities and stockholders’ equity
Accounts payable	$3,268	$2,572
Accrued payroll	796	1,314
Deferred revenue	333	583
Corporate income and franchise taxes	227	385
Accrued and other current liabilities	779	875

Total current liabilities	5,403	5,729

Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 undesignated shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 85,000,000 shares authorized, 20,628,960 and 20,488,608 shares issued and outstanding	24	24
Additional paid-in capital	259,482	259,243
Accumulated other comprehensive income (loss)	(348)	24
Accumulated deficit	(151,337)	(153,609)

Total stockholders’ equity	107,821	105,682

Total liabilities and stockholders’ equity	$113,224	$111,411

The accompanying notes are an integral part of these statements.

Rubicon Technology, Inc.

Statements of operations

	Three months ended March 31,
	2008	2007
	(unaudited) (in thousands, other than share and per share data)
Revenue	$10,508	$7,202
Cost of goods sold	6,644	5,056

Gross profit	3,864	2,146
Operating expenses:
General and administrative	1,884	850
Sales and marketing	236	165
Research and development	267	216

Income from operations	1,477	915

Other income (expense):
Change in carrying value of convertible preferred stock warrants	—	(386)
Interest income	860	1
Interest expense	(2)	(247)

Total other income (expense)	858	(632)

Income before income taxes	2,335	283
Income tax expense	63	—

Net income	2,272	283
Dividends on preferred stock	—	(1,584)
Accretion of redeemable preferred stock	—	(12,916)

Net income (loss) attributable to common stockholders	$2,272	$(14,217)

Net income (loss) per common share attributable to common stockholders,
Basic	$0.11	$(56.38)

Diluted	$0.10	$(56.38)

Weighted average common shares outstanding used in computing net income (loss) per share attributable to common stockholders,
Basic	20,551,642	252,183
Diluted	22,366,654	252,183

The accompanying notes are an integral part of these statements.

Rubicon Technology, Inc.

Statements of cash flows

	Three months ended March 31,
	2008	2007
	(unaudited) (in thousands)
Cash flows from operating activities
Net income	$2,272	$283
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	945	822
Amortization of financing costs	—	3
Change in carrying value of convertible preferred stock warrants	—	386
Stock-based compensation	188	5
Interest expense related to accretion	—	65
Changes in operating assets and liabilities:
Accounts receivable	(928)	(358)
Inventories	45	(130)
Spare parts	(448)	(1)
Prepaid expenses and other current assets	(123)	40
Accounts payable	696	652
Accrued payroll	(518)	(296)
Deferred revenue	(250)	—
Corporate income and franchise taxes	(158)	(62)
Accrued and other current liabilities	(53)	(300)

Net cash provided by operating activities	1,668	1,109

Cash flows from investing activities
Purchases of property and equipment	(4,656)	(2,171)
Sales of investments	2,828	—

Net cash used in investing activities	(1,828)	(2,171)

Cash flows from financing activities
Payment of issuance costs of initial public offering	(10)	—
Proceeds from exercise of options	61	—
Restricted cash	(2)	(4)
Payments on capital lease	(29)	(134)
Payments on long-term debt	—	(525)

Net cash provided by (used in) financing activities	20	(663)

Net decrease in cash and cash equivalents	(140)	(1,725)
Cash and cash equivalents, beginning of period	4,380	3,638

Cash and cash equivalents, end of period	$4,240	$1,913

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$2	$188
Supplemental disclosures of non-cash transactions
Unrealized loss on investments	$372	$—

The accompanying notes are an integral part of these statements.

Rubicon Technology, Inc.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2008

1. BASIS OF PRESENTATION

Interim financial data

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 for Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Company’s annual report filed on Form 10-K for the fiscal year ended December 31, 2007. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Initial public offering

On November 21, 2007, the Company completed its initial public offering (“IPO”) of common stock in which a total of 6,505,000 shares were sold at an issuance price of $14.00 per share. The Company raised a total of $ 91.1 million in gross proceeds from the IPO, or approximately $81.0 million in net proceeds after deducting the underwriting discount and commissions of $6.4 million and estimated other offering costs of approximately $3.6 million. Upon the closing of the IPO, all shares of redeemable convertible preferred stock outstanding and preferred stock dividends automatically converted into 13,385,722 shares of common stock. Also, upon the closing of the IPO, 1,217,152 Series B preferred stock warrants, and 131,096 Series C preferred stock warrants were exercised on a “net exercise” basis, which resulted in the Company issuing 48,068 shares of common stock. The remaining preferred stock warrants outstanding converted into 806,972 warrants to purchase common stock.

Reverse stock split

All prior period common stock amounts have been retroactively adjusted to reflect a 1 for 13 reverse stock split effective August 30, 2007. As a result of this common stock split there was an automatic change in the conversion prices of all series of preferred stock and their related dividend conversion rates at the same 1 for 13 ratio.

Rubicon Technology, Inc.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2008

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

	March 31, 2008	December 31, 2007
	(in thousands)
Raw materials	$1,124	$1,215
Work in progress	912	1,592
Finished goods	874	41

	2,910	2,848
Reserve for obsolescence and realization	(433)	(326)

	$2,477	$2,522

Property and equipment

Property and equipment consisted of the following:

	March 2008	December 2007
	(in thousands)
Machinery, equipment and tooling	$32,511	$27,996
Leasehold improvements	5,193	3,608
Furniture and fixtures	715	708
Information systems	546	546
Construction in progress	4,699	6,150

Total cost	43,664	39,008
Accumulated depreciation and amortization	(13,650)	(12,705

Property and equipment, net	$30,014	$26,303

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

The Company does not provide maintenance or other services and we do not have sales that involve multiple elements or deliverables as defined under Emerging Issues Task Force Issue (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

Convertible preferred stock warrant liability

The Company accounts for the carrying value of the preferred stock warrants as a liability pursuant to FASB Staff Position (FSP) 150-5, “Accounting Under SFAS 150 for Freestanding Warrants and Other Similar Instruments on Redeemable Shares” (“FSP 150-5”) and adjusts the fair value at each reporting period with any increase or decrease in fair value reported in other income (expense). At the IPO closing, the warrants were either net exercised or became exercisable for common stock. For the three months ended March 31, 2007, $386,000 was recorded as the change in value in other income (expense).

Redeemable convertible preferred stock

The Company had issued various series of preferred stock. The holders of Series A, B, B-2, C, C-2, D, D-2, and E preferred stock had the option to sell their shares back to the Company at the greater of the original purchase price plus accrued and unpaid dividends, or the current fair market value of the shares plus accrued and unpaid dividends. As a result, the carrying value of the preferred stock was increased by an accretion amount each period so that the carrying amount was equal to the greater of fair value plus accrued and unpaid dividends or the original cost plus accrued and unpaid dividends value for the Series A, B, B-2, C, C-2, D, D-2, and E preferred stock. The accreted amounts were recorded to additional paid-in capital, if any, and then to accumulated deficit. (See Note 6). At the IPO, the option to sell was terminated and the related accretion of the preferred shares was transferred to additional paid-in-capital.

Net income (loss) per common share attributable to common stockholders

Net income (loss) per share of common stock is as follows for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
	2008	2007
Net income (loss) attributable to common stockholders (in thousands):	$2,272	$(14,217)
Net income (loss) per common share attributable to common stockholders:
Basic	$0.11	$(56.38)

Diluted	$0.10	$(56.38)

Weighted average common shares outstanding used in:
Basic	20,551,642	252,183
Diluted	22,366,654	252,183

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of dilutive common shares outstanding during the period. Dilutive shares outstanding are calculated by adding to the weighted shares outstanding any common stock equivalents from redeemable preferred stock, outstanding stock options and warrants based on the treasury stock method.

Diluted net loss and net loss attributable to common stockholders per share is the same as basic net loss attributable to common stockholders per share for the three months ended March 31, 2007, since the effects of potentially dilutive securities are anti-dilutive.

At March 31, 2007 the Company had the following anti-dilutive securities outstanding which were excluded from the calculation of diluted net loss per share.

Preferred stock	12,630,204
Warrants	779,279
Stock options	999,389

14,408,872

3. SEGMENT INFORMATION

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

Revenue is attributed by geographic region based on ship-to location of the Company’s customers. The following table summarizes revenue by geographic region:

	Three months ended March 31,
	2008	2007
	(in thousands)
Asia	$5,736	$5,377
North America	4,503	1,634
Europe	269	191

Revenue	$10,508	$7,202

4. INVESTMENTS

Investments are available-for-sale securities recorded at fair value and unrealized gains and losses are reported as part of accumulated other comprehensive income (loss).

The following table presents the amortized cost, and gross unrealized gains and losses on all securities at March 31, 2008:

	Available-for-sale securities (in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross unrealized losses	Fair Value
U.S. Treasury securities and agency (taxable)	$7,287	$10	$—	$7,297
Corporate Notes/Bonds (taxable)	1,765	—	(10)	1,755
States and political subdivisions (taxable)	10,750	—	(462)	10,288
Commercial Paper (taxable)	48,310	115	—	48,425

Total available-for-sale securities	$68,112	$125	$(472)	$67,765

The net carrying value and estimated fair value of available-for-sale securities at March 31, 2008, by contractual maturity, were as follows:

	Cost	Fair Value
Due in one year or less	$57,362	$57,477
Due after one year through three years	—	—
Due after three years	$10,750	$10,288

A portion of our excess cash is invested in auction rate securities and, as of March 31, 2008, $10.3 million of these securities are in the investment portfolio. All of these auction rate securities are AAA rated by one or more of the major credit rating agencies and have contractual maturities from 2036 to 2045. Further, all of these securities are collateralized by student loans, and approximately 99% of the collateral qualifies under the Federal Family Education Loan Program and is guaranteed by the US government. Auctions have failed for all of our auction rate securities, resulting in our inability to sell these securities in the short term. A failed auction results in a lack of liquidity in the securities but does not signify a default by the issuer. Upon an auction failure, the interest rates do not reset at market rate but instead reset based on a formula contained in the security, which generally is higher than the current market rate. If we need access to these funds, we will not be able to do so without the possible loss of principal or until a future auction for these investments is successful, they are redeemed by the issuer, or they mature. We cannot predict if or when a successful auction or redemption will take place. We do not believe we need access to these funds for operational purposes for the foreseeable future. We continue to monitor and evaluate these investments on a quarterly basis for impairment and the need to reclassify as long-term investments. At March 31, 2008 all of these securities have been classified as long-term investments. All of the securities are due for auction again every 28 days.

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No.157”). In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157–2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations and financial condition.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis in accordance with SFAS No. 157 as of March 31, 2008:

	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$3,044	$—	$—	$3,044
Investments:
Available-for-sales securities - current	—	57,477	—	57,477
Available-for-sales securities - non-current	—	—	10,288	10,288

Total	$3,044	$57,477	$10,288	$70,809

Level 3 assets consist of AAA-rated municipal bonds with an auction reset feature, and auction rate securities, whose underlying assets are generally student loans which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. As of March 31, 2008, due to the auction failures, underlying maturities of the auction rate securities of greater than one year and the Company’s ability to hold the securities beyond one year, the Company reclassified its investment in auction rate securities from short-term investments to long-term investments. These investments were valued at fair value as of March 31, 2008. The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of March 31, 2008:

Auction Rate Securities
Balance at January 1, 2008	$3,200
Net transfers in: auction rate securities with failed auctions	7,550
Unrealized losses included in other accumulated comprehensive income	(462)

Balance at March 31, 2008	$10,288

In addition to the debt securities noted above, the Company had approximately $1,196 of time deposits included in cash and cash equivalents and short-term investments as of March 31, 2008.

5. SIGNIFICANT CUSTOMERS

For the three months ended March 31, 2008, we had four customers that accounted for 30%, 16%, 15% and 11% of our revenue and for the three months ended March 31, 2007, we had three customers that accounted for approximately 28%, 19%, and 10% of our revenue.

Customers individually representing more than 10% of trade receivables accounted for approximately 63% and 69% of accounts receivable as of March 31, 2008 and December 31, 2007, respectively. The Company grants credit to customers based on an evaluation of their financial condition. Losses from credit sales are provided for in the financial statements.

6. STOCKHOLDERS’ EQUITY, REDEEMABLE STOCK CONVERSIONS, ACCRUED DIVIDEND CONVERSIONS AND WARRANT CONVERSIONS

Common Stock – As of March 31, 2008, the Company had 85,000,000 shares of common stock authorized with a par value of $0.001 and the Company had reserved 1,666,908 shares of common stock for issuance upon the exercise of outstanding common stock options. Also, 2,047,078 shares of the Company’s common stock were reserved for future grants of stock options (or other similar equity instruments) under the Company’s 2001 Equity Plan (the “2001 Plan”) and 2007 Stock Incentive Plan (the “2007 Plan”) as of March 31, 2008. In addition, 651,923 shares of the Company’s common stock were reserved for future exercise of outstanding warrants as of March 31, 2008.

On November 21, 2007, the Company completed an IPO of 6,505,000 shares of its common stock (including the underwriters’ exercise of their over-allotment option) at a public offering price of $14.00 per share. Net cash proceeds from the initial public offering were $81 million after deducting offering costs.

Warrants and warrant conversions – Upon the closing of the company’s IPO, all preferred stock warrants were either converted into common stock warrants or net exercised. For the three months ended March 31, 2008, 143,922 common stock warrants were exercised in full on a “net exercise basis”, which resulted in the Company issuing 123,159 shares of common stock to the warrant holders.

Redeemable convertible preferred stock – The Company issued various series of preferred stock. At anytime after December 15, 2008, the holders of Series E, D, D-2, C, C-2, B, B-2 and A preferred stock would have had the option to sell their shares back to the Company at the greater of original purchase price plus accrued and unpaid dividends, or the current fair market value of the shares plus accrued and unpaid dividends. As a result, the carrying value of the preferred stock was increased by an accretion each period so that the carrying amounts equaled the greater of original purchase price plus accrued and unpaid dividends, or the current fair market value of the shares plus accrued and unpaid dividends for the Series E, D, D-2, C, C-2, B, B-2 and A preferred stock. The accreted amounts were recorded to additional paid-in capital, if any, and then to accumulated deficit. The accretion recorded at March 31, 2007 was recorded to bring the carrying value of the redeemable convertible preferred stock to their redemption values as of March 31, 2007.

Dividend conversion feature

The Company’s redeemable convertible preferred stock provided that the holders, at their discretion, could require the conversion of accumulated dividends into either cash or common stock based upon stated conversion rates. Accordingly, in accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, any excess of the fair value of common stock a holder would receive over the accumulated dividends was recorded as the dividends accrued. At March 31, 2007 the accumulated dividends were less than the value of the common shares the holder would receive upon conversion. Accordingly, the Company recorded the excess fair value of the common shares that could be received upon conversion over the amount of cash dividends in the amount of $151,000 to additional paid-in-capital and accumulated deficit. At November 21, 2007, the IPO date, the accumulated dividends were greater than the value of the shares the holder would receive upon conversion. At the closing of the IPO, accumulated dividends were converted to common stock.

7. STOCK INCENTIVE PLANS

The Company sponsors a stock option plan, the 2001 Plan, which allows for the grant of incentive and nonqualified stock options for the purchase of common stock. Each option entitles the holder to purchase one share of common stock at the specified option exercise price. The exercise price of each incentive stock option granted must not be less than the fair market value on the grant date. At the discretion of management and with the approval of the Board of Directors, the Company may grant options under the 2001 Plan. Management and the Board of Directors determine vesting periods and expiration dates at the time of the grant.

In August 2007, the Company adopted the 2007 Plan, which allows for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and bonus shares. The maximum number of shares which may be awarded or sold under the 2007 Plan is 2,307,692 shares. The Board of Directors appoints a committee to administer the plan. The plan committee determines the type of award to be granted, the fair market value, the number of shares covered by the award, and the time when the award vests and may be exercised.

Upon the adoption of SFAS 123R, the Company began using the Black-Scholes option pricing model to value stock options. The Company uses historical stock prices of companies which it considers as a peer group as the basis for its volatility assumptions. The assumed risk-free rates were based on US Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The expected term is based upon the vesting term of the Company’s options, a review of a peer group of companies, and expected exercise behavior. The forfeiture rate is based on past history of forfeited options. The expense is being allocated using the straight-line method. For the three months ended March 31, 2008 and 2007, the Company recorded $165,560 and $5,019, respectively, of stock compensation expense related to the adoption of SFAS 123R. As of March 31, 2008, the Company has $2,782,014 of total unrecognized compensation cost related to nonvested awards granted under the Company’s stock-based plans that it expects to recognize over a weighted-average period of 3.58 years. Under the prospective method of adoption of SFAS 123R, the Company continues to account for options issued prior to January 1, 2006 under the intrinsic value method of APB 25.

The following table summarizes the activity of the stock incentive and equity plans as of March 31, 2008 and changes during the three months then ended:

	Shares available for grant	Number of options outstanding	Weighted- average option exercise price	Number of restricted stock shares issued
At December 31, 2007	2,020,685	1,710,494	5.87	14,284
Authorized	—
Granted	(38,360)	34,050	23.30	4,310
Exercised	—	(12,883)	4.69
Cancelled/forfeited	64,753	(64,753)	6.92	—

At March 31, 2008	2,047,078	1,666,908	6.19	18,594

The weighted average fair value per share of options granted for the three months ended March 31, 2008 was $23.30 and the fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model using an expected term of 4.8 years, risk-free interest rate ranging from 2.37% to 3.28%, expected volatility of 56% and no dividend yield. The Company used an expected forfeiture rate of 25%. The Company did not grant options in the three months ended March 31, 2007.

During the three months ended March 31, 2008, the Company granted restricted stock shares totaling 4,310 shares to an outside director of the Company at a fair value of $106,457. The shares vest over a three year period. For the three months ended March 31, 2008, the Company recorded $22,574 of stock compensation expense related to restricted stock.

A summary of the Company’s non-vested options during the three month period ended March 31, 2008 is presented below:

	Options	Weighted-average exercise price
Non-vested at January 1, 2008	899,768	$8.37
Granted	34,050	23.30
Vested	(22,013)	3.67
Forfeited	(48,830)	8.59

Non-vested at March 31, 2008	862,975	$9.08

8. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company has entered into agreements to purchase equipment or components to construct furnaces. These agreements will result in the Company purchasing equipment or components for a total cost of approximately $4,233,000 with deliveries occurring through October 2008.

Litigation

From time to time, the Company experiences routine litigation in the normal course of its business. During 2007 all pending litigation was settled and did not have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding our estimates, expectations, beliefs, intentions, projections or strategies for the future, results of operations, financial position, net sales, projected costs, prospects and plans and objectives of management for future operations may be “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). Items contemplating or making assumptions about actual or potential future sales, market size and trends or operating results also constitute forward-looking statements.

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Before investing in our common stock, investors should be aware that the occurrence of the risks, uncertainties and events described in the section entitled “Risk factors” and elsewhere in this Quarterly Report could have a material adverse effect on our business, results of operations and financial condition.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, forward-looking statements are inherently subject to known and unknown business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report, other than as may be required by applicable law or regulation. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

You should read this Quarterly Report, the documents that we reference in this Quarterly Report and have filed with the SEC as exhibits and our Annual Report on Form 10-K for the year ended December 31, 2007 with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

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

We are a vertically-integrated manufacturer of high-quality sapphire substrates and optical windows that are used in a variety of high-growth, high-volume end-market applications. Our largest product line is two inch to four inch sapphire wafers for use in LEDs and blue laser diodes for solid state lighting and electronic applications. In addition, we have developed six inch sapphire wafers that are used for Silicon-on-Sapphire (“SOS”) RFICs, as well as products for military, aerospace, sensor and other applications. We are also extending our technology to manufacture eight inch and larger diameter products to support next-generation LED, RFIC and optical window applications.

Our revenue consists of sales of sapphire materials sold in core, as-cut, as-ground and polished forms in two, four and six inch diameters as well as optical materials sold as blanks or polished windows. Products are made to varying specifications, such as crystal planar orientations and thicknesses. We have focused on increasing sales of larger diameter substrates, which we define as 3 inch or greater in diameter, as they generally yield higher gross margins. Revenue from our SOS customers, which use 6 inch substrates, represented 27% of our total revenue for the quarter ended March 31, 2008, as compared to 13% of total revenue for the quarter ended March 31, 2007. Sales of larger diameter substrates to our LED customers also grew faster than sales of 2 inch diameter substrates over the past twelve months.

Historically, a significant portion of our revenue has been derived from sales to relatively few customers. For the three months ended March 31, 2008, we had four customers that accounted for 30%, 16%, 15% and 11% of our revenue and for the three months ended March 31, 2007, we had three customers that accounted for approximately 28%, 19%, and 10% of our revenue. Other than as discussed above, none of our customers accounted for more than 10% of our revenue for such periods. Although we are attempting to diversify and expand our customer base, we expect our revenue to continue to be concentrated among a small number of customers. We expect that our significant customers may change from period to period.

We recognize revenue upon shipment to our customers. We derive a significant portion of our revenue from customers outside of the United States. The majority of our sales are to the Asian market and we expect that region to continue to be a major source of revenue for us. All of our revenue is denominated in US dollars.

Our cost of goods sold consists primarily of manufacturing materials, labor, manufacturing-related overhead such as utilities, depreciation and rent, provisions for excess and obsolete inventory reserves, freight and warranties. We manufacture our products at our Franklin Park, Illinois and Bensenville, Illinois manufacturing facilities based on customer orders. We purchase materials and supplies to support such demand. We are subject to variations in the cost of raw materials and consumables from period to period because we do not have long-term fixed-price agreements with our suppliers. For the three months ended March 31, 2008, utility costs represented approximately 10% of our cost of goods sold. Our one year contract for electric power expired on May 8, 2008. We renewed our contract on an index pricing basis where we are charged monthly the average of the daily rates. The current index pricing is approximately 20% higher than our previous rates. As index rates fluctuate, these costs may fluctuate in the future. We will continue to monitor energy costs and may hedge our energy costs by signing a longer term purchase agreement depending on the long term outlook for the price of electric power.

Our gross margin increased by 7 percentage points in the first quarter 2008 compared to the first quarter 2007 due to improved manufacturing and purchasing efficiencies, economies of scale related to higher unit volumes and product mix shift to larger diameters.

Our operating expenses are comprised of sales and marketing, research and development (“R&D”), and general and administrative expenses (“G&A”). G&A expenses consist primarily of salaries and associated costs for employees in finance, human resources, information technology and administrative activities, charges for accounting, legal, and insurance fees, and stock-based compensation under Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”). The majority of our stock-based compensation relates to administrative personnel and is accounted for as a general and administrative expense. For the three months ended March 31, 2008 and 2007, our stock-based compensation expense was $188,000 and $5,000, respectively. In 2008, we began incurring additional accounting, legal, insurance, investor relations and other costs associated with being a public company.

Other income (expense) consists of interest expense and change in carrying value of preferred stock warrants, which is offset in part by interest income. Interest expense consists of interest on debt and amortization of the fair value of our preferred stock warrants issued as part of debt financing transactions. For the three months ended March 31, 2008 and 2007, interest expense was $2,000 and $247,000, respectively. We repaid most of our outstanding indebtedness with a portion of the proceeds from our IPO in November 2007 and repaid the remainder in February 2008. The remaining unamortized debt discount associated with the preferred stock warrants issued as part of debt financing transactions was expensed in November 2007 on the repayment of the debt. Consequently, we incurred minimal interest expense for the three months ended March 31, 2008 and we do not expect to incur interest expense for the next twelve months. Proceeds from our IPO were invested in available-for-sale securities.

The change in carrying value of preferred stock warrants is associated with the value of warrants classified as liabilities. These warrants converted into common stock warrants in connection with our initial public offering. We no longer incur this non-cash gain or loss following the conversion of these warrants to common stock warrants. Additional information on our accounting for change in carrying value of preferred stock warrants is provided in “—Critical accounting policies and estimates.”

We account for income taxes under the asset and liability method whereby the expected future tax consequences of temporary differences between the book value and the tax basis of assets and liabilities are recognized as deferred tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to be recognized. A full valuation allowance is provided as management cannot conclude that it is more likely than not that our deferred tax assets will be realized. At March 31, 2008, we had approximately $33 million in net operating loss carryforwards (“NOLs”). We believe that we are not restricted in our ability to use the full amount of the NOLs, nor is there a limit to the amount of NOLs that may be used in any given year.

We opened our Bensenville, Illinois manufacturing facility in January of 2008 and are installing crystal growth furnaces in order to expand our production capacity. We expect to spend between $12 million and $20 million on capital expenditures this year, most of which will be spent on the Bensenville facility. Our capital expenditure in the first quarter 2008 was $4.7 million.

RESULTS OF OPERATIONS

The following table sets forth our statements of operations for the periods indicated:

	Three months ended March 31,
	2008	2007
	(in millions)
Revenue	$10.5	$7.2
Cost of goods sold	6.6	5.0

Gross profit	3.9	2.2

Operating expenses:
General and administrative	1.9	0.9
Sales and marketing	0.2	0.2
Research and development	0.3	0.2

Total operating expenses	2.4	1.3

Income from operations	1.5	0.9
Other income (expense)	0.9	(0.6)

Income before income taxes	2.4	0.3
Income taxes	0.1	—

Net income	$2.3	$0.3

The following table sets forth our statements of operations as a percentage of revenue for the periods indicated:

	Three months ended March 31,
	2008	2007
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	63	70

Gross profit	37	30

Operating expenses:
General and administrative	18	12
Sales and marketing	2	3
Research and development	3	3

Total operating expenses	23	18

Income from operations	14	12
Other income (expense)	9	(8)

Income before income taxes	23	4
Income taxes	1	—

Net income	22%	4%

Revenue. Revenue was $10.5 million for the three months ended March 31, 2008 and $7.2 million for the three months ended March 31, 2007, an increase of $3.3 million, or 46%. Revenue for the three months ended March 31, 2008 from larger diameter products, which we define as three inch or greater, represented 52% of revenue compared to 24% for the three months ended March 31, 2007. Revenue increased across all product lines except for as-ground wafers, which declined by $1.2 million as we shifted capacity to other product lines, mainly six inch polished production. Our revenue increase was primarily attributable to an increase in shipments of larger diameter substrates to the LED industry resulting in additional revenue of $1.7 million and sales of six inch polished products to the SOS RFIC market which increased by $2.5 million mainly on higher volumes offset by a slight decline in sales prices totaling $119,000. We had slightly higher contract research revenue of $169,000 and achieved higher revenue of $154,000 from optical products due to increased sales of sapphire and fluorides for military, aerospace, sensor and other applications.

Gross profit. Gross profit was $3.9 million for the three months ended March 31, 2008 and $2.2 million for the three months ended March 31, 2007, an increase of $1.7 million. This increase in gross profit represented an improvement of gross margins from 30% to 37%. The increase in gross profit in 2008 compared to 2007 was primarily due to a shift to higher margin larger diameter products and improved operating leverage from higher throughput and increased production yields.

General and administrative expenses. G&A expenses were $1.9 million for the three months ended March 31, 2008 and $850,000 for the three months ended March 31, 2007, an increase of $1.0 million. The increase was primarily due to $718,000 of higher audit, investor, insurance, back office headcount, legal, and board costs associated with operating as a public company, $173,000 from higher bonus costs, and $92,000 in higher franchise taxes.

Sales and marketing expenses. Sales and marketing expenses were $236,000 for the three months ended March 31, 2008 and $165,000 for the three months ended March 31, 2007, an increase of $71,000. The increase in sales and marketing expenses is attributable to additional headcount of $47,000, increased travel expense of $10,500 and increased marketing and trade show expenses of $13,300 all in support of increased revenue and initiatives to help grow sales with new customers.

Research and development expenses. R&D expenses were $267,000 for the three months ended March 31, 2008 and $216,000 for the three months ended March 31, 2007, an increase of $51,000. The increase was primarily attributable to an increase in headcount partially offset by a decrease in spending on research projects.

Other income (expense). Other income (expense) was $858,000 for the three months ended March 31, 2008 and ($632,000) for the three months ended March 31, 2007, an increase in net other income of $1.5 million. The increase was due in part to the elimination of charges relating to the carrying value of preferred stock warrants, which were $386,000 in the three months ended March 31, 2007. Also interest expense was lower by $245,000 as a result of extinguishing our debt and interest income increased by $859,000 as interest was earned on investing proceeds from our IPO.

LIQUIDITY AND CAPITAL RESOURCES

We historically funded our operations using a combination of issuances of common stock and preferred stock, a working capital line of credit and term loans and cash generated from our operations. Since our inception, we have raised approximately $136 million equity from the issuance of common and preferred stock.

As of March 31, 2008, we had cash and short term investments totalling $61.7 million, including cash of $1.2 million held in deposits at a major bank, $3.0 million invested in money market funds and had short term investments in commercial paper, corporate, state and local bonds, and US treasury securities of $57.5 million. In addition, as of March 31, 2008, we had $10.3 million of investments in municipal auction rate securities which we have classified as long-term investments. In February 2008, we began experiencing failed auctions for our entire auction rate securities portfolio, resulting in our inability to sell these securities in the short term. A failed auction results in a lack of liquidity in the securities but does not signify a default by the issuer. We may need to hold these investments for a longer period than was originally anticipated. More information on our auction rate security position can be found in Note 4 to our financial statements for the three months ended March 31, 2008, included elsewhere in this Quarterly Report.

Cash flows from operating activities

Cash provided by operating activities was $1.7 million for the three months ended March 31, 2008. During such period, we generated net income of $2.3 million and we incurred non-cash charges of $1.1 million, including depreciation expense of $945,000 and stock-based compensation expense of $188,000. We experienced an increase during such period in accounts receivable of $928,000 on increased sales, an increase in accounts payable of $696,000 and an increase in spare parts of $448,000 due primarily to an increase in safety stock of raw material and furnace material inventory. We also experienced a decrease in accrued payroll of $518,000 due to pay outs of bonuses earned in 2007 and a decrease in deferred revenue of $250,000 due to recognition of revenue deferred on a contract research project.

Cash provided by operating activities was $1.1 million for the three months ended March 31, 2007. During such period, we generated net income of $283,000 and we incurred non-cash charges of $1.3 million, including depreciation expense of $822,000, change in carrying value of preferred stock warrants of $386,000, and interest expense related to debt accretion of $68,000. We experienced an increase during the period in accounts receivable of $358,000 on increased sales, an increase in accounts payable of $652,000 and an increase in inventory of $130,000 due to higher production to meet increased customer demand. We also experienced a decrease in accrued payroll of $296,000 due to pay outs of bonuses earned in 2006 and a decrease in other accruals of $362,000. The $559,000 increase in cash provided by operating activities for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, is primarily attributable to an increase in net income of $2.0 million, as sales of larger diameter, higher margin products increased, partially offset by a decrease in non-cash charges of $454,000 associated with our debt financing and change in carrying value of convertible preferred stock warrants which were retired with our IPO. As sales increased over this period, we experienced an increase in accounts receivable of $570,000 and a spare parts inventory increase of $447,000, the latter being necessary in order to have necessary stock on hand to meet the rising production demands and expansion efforts.

Cash flows used in investing activities

Net cash used in investing activities was $1.8 million and $2.2 million for the three months ended March 31, 2008 and 2007, respectively. During the three months ended March 31, 2008, we used approximately $3.1 million to purchase components used to construct additional crystal growth furnaces, approximately $488,000 for infrastructure changes needed to commence operations in our facility in Bensenville, Illinois and approximately $1.1 million to purchase various equipment used to expand our production capacity in support of our sales growth. This was partially offset by sales of investments of $2.8 million. During the three months ended March 31, 2007, we used approximately $1.8 million to add crystal growth furnaces and approximately $366,000 to upgrade existing capacity in other areas. We expect to spend between $12.0 million to $20.0 million per year for 2008 and 2009 on capital expenditures to support our expected sales growth.

Cash flows from financing activities

Net cash provided by (used) in financing activities was $20,000 and ($663,000) for the three months ended March 31, 2008 and 2007, respectively. Net cash provided from financing activities for the three months ended March 31, 2008 reflects $61,000 from proceeds from stock option exercises partially offset by remaining costs of $10,000 from our IPO and $29,000 of payments made on a capital lease. Net cash used in financing activities for the three months ended March 31, 2007 reflects $659,000 of payments made on capital leases and long-term debt.

Future liquidity requirements

We believe that our existing cash, cash equivalents, investments, and anticipated cash flows from operating activities will be sufficient to meet our anticipated cash needs for at least the next 12 months. These cash needs include cash required to fund our operations, taking into account anticipated increases in operating expenses and our planned capital expenditures to support our continued growth. If the assumptions underlying our business plan regarding future revenues and expenses change or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or convertible debt securities. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we obtain debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. If we are unable to obtain financing on terms favorable to us, we may be unable to successfully execute our business plan.

Contractual obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments at March 31, 2008. Changes in our business needs, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are complex and necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table sets forth information relating to our contractual obligations at March 31, 2008:

	Payments due in
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(in millions)
Purchase order obligations	$4,233,000	—	—	—	$4,233,000

Total contractual obligations	$4,233,000	$—	$—	$—	$4,233,000

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Revenue recognition

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

•

Collection of the resulting receivable is reasonably assured. Our standard arrangement with customers includes 30 day payment terms. Customers are subject to a credit review process that evaluates each customer’s financial position and its ability to pay. We determine collectibility by considering the length of time the customer has been in business and our history of collections with that customer. If we determine that collection is not probable, no product is shipped and no revenue is recognized unless cash is received in advance.

Contract research revenue is recognized as services are performed. We execute agreements with our customers that clearly describe the scope of the project, the services we will provide, ownership of any tangible or intangible assets generated as part of the project, and the amount of consideration we will receive.

There are no significant judgments or estimates associated with our revenue recognition policies or processes. All of our revenue is denominated in US dollars.

Inventory valuation

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

Allowance for doubtful accounts

We estimate the allowance for doubtful accounts based on an assessment of the collectibility of specific customer accounts. The determination of risk for collection is assessed on a customer-by-customer basis considering our historical experience and future orders with the customer, changes in payment patterns, and recent information we have about the current status of our accounts receivable balances. If we determine that a specific customer is a risk for collection, we provide a specific allowance for credit losses to reduce the net recognized receivable to the amount we reasonably believe will be collected. We believe that, based on the customers to whom we sell and the nature of our agreements with them, our estimates are reasonable. Our method of estimating collectibility has remained consistent for all periods presented and with past collections experience. We believe that it is unlikely that significant adjustments to allowances for doubtful accounts will be necessary.

Stock-based compensation

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

The expected term represents the weighted-average period that our stock options are expected to be outstanding and is based upon the vesting term of our options, a review of a peer group of companies, and expected exercise behavior. Until November 2007, we were operating as a private company, and, as a result, we were unable to use our actual price volatility data. Therefore, we estimate the volatility of our common stock based on volatility of similar entities over the expected term of our stock options. We base the risk-free interest rate that we use in the option pricing model on US Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and, therefore, use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The current forfeiture rate of 25% was based on our past history of pre-vesting forfeitures.

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

Based on the variables affecting the valuation of our common stock and the method used for allocating compensation costs, we recognized $188,000 in stock compensation expense during the three months ended March 31, 2008.

With respect to each option grant date for the three months ended March 31, 2007, we determined the deemed fair value of our common stock. As there was no public market for our common stock during these periods, this determination was necessarily subjective. In making this determination, we considered a number of factors, including:

•	the issuance price of our series of preferred shares to third parties;

•	the liquidation preference and other rights of the preferred shares; and

•	the fact that the option grants involved illiquid securities of a private company.

Valuation methodologies employed

The valuation methodologies we employed in connection with these 2007 option grants were based on various generally accepted valuation methods. Specifically, at each reporting date we analyzed the value of the company, or the business enterprise value, using market and income approaches, and then allocated the business enterprise value using contingent claims analysis, an application of option pricing theory. The allocation of the business enterprise value to convertible preferred stock, common stock, warrants and stock options at March 31, 2007 used option pricing theory and considered the probability of an initial public offering.

In determining the business enterprise value at March 31, 2007, we used both market and income value approaches. The market approach used both comparable company and transaction valuation methods. The comparable company market approach used revenue multiples observed in active securities markets and the transaction method used both revenue and EBITDA (earnings before interest, taxes, depreciation and amortization) multiples observed in the mergers and acquisitions market. The income approach determines a business enterprise value using the discounted present value of projected cash flow streams.

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

The most significant factors contributing to the difference between the fair value of the shares of our common stock subject to our 2007 stock option grants and the initial public offering price were the increase in probability of the completion of an initial public offering of our common stock and positive changes in market conditions. Due to our history of operating losses prior to 2007, including negative gross profit in 2005, our ability to achieve our initial public offering price was highly contingent on achieving current strong operating results. Achieving strong operating results in the quarter ended September 30, 2007 and through completion of our initial public offering validated our financial projections for subsequent periods and resulted in our ability to obtain the estimated initial public offering price.

The aggregate intrinsic value of all stock options outstanding at March 31, 2008 is $38.0 million, based on the fair market value of the common stock at March 31, 2008.

Convertible preferred stock warrant liability

Beginning January 1, 2006, we began accounting for warrants to purchase our preferred stock issued in connection with financing agreements in accordance with FSP 150-5. Pursuant to FSP 150-5, we evaluate certain specifically identified conditions to determine whether the fair value of these warrants is required to be classified as a liability. The fair value of the warrants that were classified as liabilities was adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss was recorded in current period earnings. We estimated the fair market value of these warrants at the respective balance sheet dates using a Black-Scholes option-pricing model, based on the estimated market value of the underlying preferred stock at the measurement date, the remaining contractual term of the warrant, risk- free interest rates and expected dividends on and expected volatility of the price of the underlying preferred stock. These estimates, especially the market value of the underlying preferred stock and the expected volatility, are highly judgmental. The assumptions used in our Black-Scholes option pricing model for Series E, C, B, B-2 and A warrants at January 1, 2006 upon the adoption of FSP 150-5 were: (i) remaining contractual terms of 2.1 to 9.9 years; (ii) risk-free interest rate of 4.82% to 4.86%; (iii) expected volatility of 50% to 79%, and (iv) no expected dividend yield. The assumptions used in our Black-Scholes option pricing model for Series E, C, B, B-2 and A warrants at December 31, 2006 were: (i) remaining contractual terms of 1.3 to 9.1 years; (ii) risk-free interest rates of 4.70% to 5%; (iii) expected volatility of 47% to 76% and (iv) no expected dividend yield. In each case, the fair value of the underlying preferred stock was assessed primarily by a valuation prepared by management using the practice aid.

Upon the closing of our initial public offering in November 2007, outstanding warrants to purchase our preferred stock became warrants to purchase shares of our common stock and certain of these warrants to purchase our preferred stock were net exercised. As a result, upon the conversion of the preferred stock warrants to common stock warrants, the warrants were no longer subject to FSP 150-5. The then-current aggregate fair value of these warrants was reclassified from liabilities to additional paid-in-capital, a component of stockholders’ equity, and we ceased to record any related periodic fair value adjustments.

Redeemable convertible preferred stock

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

The fair value of our preferred stock was determined based upon the sales price of our preferred stock to third-party investors, and in 2007, when transactions in our preferred stock were not available, based upon valuations prepared by management using the methodology set forth in the practice aid. This methodology considered the probability and fair value of the sale of stock in an initial public offering. The valuation methodologies we used to estimate the fair value of our preferred stock have been applied consistently for all periods presented and the assumptions used were based on the best available information at that time. Accordingly, we do not believe that adjustments to amounts recorded in respect of our redeemable convertible preferred stock will be required.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2008, there have been no material changes in the off-balance sheet arrangements disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Interest rate risk. We do not have any long-term borrowings. Our investments consist of cash, cash equivalents, commercial paper, corporate, state and local bonds, and US treasury securities. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

ITEM 4.	CONTROLS AND PROCEDURES

Management’s evaluation of disclosure controls and procedures

Based on evaluations at March 31, 2008, our chief executive officer and chief financial officer (together, our “certifying officers”), with the participation of the management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our certifying officers have concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2008, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our Quarterly Report on Form 10-Q for the three months ended March 31, 2008 does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. At the end of fiscal year 2008, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm will be required to report on the effectiveness of our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

Our business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond our control. We have identified a number of these risk factors in our Annual Report on Form 10-K for the year ended December 31, 2007, which factors should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) From January 1, 2008 through March 31, 2008, five investors exercised warrants to purchase an aggregate of 179,853 shares of our common stock at an exercise price of $3.6478. In lieu of paying the exercise price in cash, the investors used the cashless exercise features of the warrants and surrendered to us for cancellation 25,413 shares of our common stock, resulting in a net issuance of 154,440 shares in the aggregate to the investors.

(b) On November 15, 2007, our Registration Statement on Form S-1 (333-145880) covering the initial public offering of our common stock was declared effective by the SEC. We registered 5,500,000 shares of common stock to be sold by us, 1,200,000 shares to be sold by selling stockholders and an additional 1,005,000 to be sold by us to cover an overallotment option granted to the underwriters. UBS Securities LLC, Canaccord Adams Inc., CIBC World Markets Corp. and Janney Montgomery Scott LLC acted as underwriters in the offering, and UBS Securities served as sole book-running manager of our initial public offering. The closing of the offering was on November 21, 2007, at which time we sold 6,505,000 shares (including the underwriters’ overallotment) and the selling stockholders sold 1,200,000 shares.

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

Except as described above, none of these payments were direct or indirect payments to directors or officers of the Company or their associates or to persons owning 10% or more of any class of equity securities of the Company or any of our affiliates. The net offering proceeds to us after deducting the total expenses described above totaled approximately $81.0 million. We did not receive any portion of the proceeds from the sale of shares by the selling stockholders. The net proceeds were invested in interest bearing short-term and long-term marketable securities.

In 2007 we had used approximately $7.6 million of the net proceeds to repay borrowings outstanding under the revolving line of credit financing agreement with Hercules Technology Growth Capital, Inc. and to pay related fees and expenses. In the three months ended March 31, 2008 we used $3.1 million for the purchase and installation of machinery and equipment and $1.6 million for leasehold improvements associated with the expansion of our Bensenville, Illinois and Franklin Park, Illinois manufacturing facilities. We intend to use the remaining $68.7 million of the net proceeds from the offering for additional expansion of our manufacturing facilities, working capital and other general corporate purposes.

The principal purposes of the offering were to obtain additional capital, establish a public market for our common stock and facilitate our future access to public capital markets. We intend to use the net proceeds of the offering for working capital and other general corporate purposes, including capital expenditures and research and development.

(c) We did not repurchase any shares of our equity securities during the fiscal quarter ended March 31, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the first quarter of 2008.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits filed or incorporated by reference as a part of this report are listed in the Index to Exhibits which appears following the signature page to this Quarterly Report on Form 10-Q and is incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2008.

Rubicon Technology, Inc.

By	/s/ Raja M. Parvez
Raja M. Parvez
Chief Executive Officer and President

By	/s/ William F. Weissman
William F. Weissman
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

The Exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Incorporation by Reference
3.1	Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc. (to be in effect upon the consummation of this offering)	Filed as Exhibit 3.1 to Amendment No. 2, filed on November 1, 2007, to the registrant’s Registration Statement on Form S-1(File No. 333-145880)

3.2	Amended and Restated Bylaws of Rubicon Technology, Inc. (to be in effect upon the consummation of this offering)	Filed as Exhibit 3.2 to Amendment No. 2, filed on November 1, 2007, to the registrant’s Registration Statement on Form S-1(File No. 333-145880)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003