Form 10-K/A
period 2007-12-31
Rubicon Technology, Inc.
filed 2008-05-20
CIK 1410172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

(Mark one)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer  ☐     Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant completed the initial public offering of its common stock in November 2007. Accordingly, there was no public market for the registrant’s common stock on June 30, 2007, the last day of the registrant’s most recently completed second quarter.

The number of shares of the registrant’s common stock outstanding as of the close of business on May 13, 2008 was 20,960,831.

Documents incorporated by reference:

Portions of the Registrant’s Prospectus filed with the Securities and Exchange Commission on May 7, 2008 are incorporated by reference into Part III and attached hereto as Exhibit 99.1.

i

EXPLANATORY NOTE

Rubicon Technology, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2007, originally filed on March 20, 2008 (the “Original Report”), for the sole purpose of including the information required by Part III of Form 10-K. Accordingly, Items 10, 11, 12, 13, and 14 of Part III of our Original Report are replaced in their entirety with the information provided herein. This Form 10-K/A does not amend, update or change any other items or disclosure in the Original Report or reflect events that occurred after the date of the Original Report. Therefore, this Amendment should be read in conjunction with our Original Report and our other filings made with the Securities and Exchange Commission (“SEC”) subsequent to the filing of the Original Report.

We have also included as exhibits the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except as noted below, the information required by this item is incorporated by reference from the sections entitled “Management—Executive Officers and Directors” found on pages 55 through 57, “Management—Code of Ethics” found on page 57 and “Management—Board Committees” found on pages 58 through 59 of the Company’s prospectus filed with the SEC on May 7, 2008 and attached hereto as Exhibit 99.1.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and to provide us copies of these reports. Based solely on a review of the copies of these reports furnished to us and written representations that no other reports were required to be filed, we believe that all filing requirements applicable to our officers, directors and beneficial owners of greater than 10% of our common stock have been complied with during the fiscal year ended December 31, 2007, except that Donald R. Caldwell was late with one Form 4.

ITEM 11.	EXECUTIVE COMPENSATION

Except as noted below, the information required by this item is incorporated by reference from the sections entitled “Management—Director Compensation” found on pages 59 through 60, “Management—Director Compensation Table” found on page 60, “Management—Compensation Committee Interlocks and Insider Participation” found on page 60 and “Executive Compensation” found on pages 61 through 78 of the Company’s prospectus filed with the SEC on May 7, 2008 and attached hereto as Exhibit 99.1.

Compensation Committee Report

As detailed in its charter, the Compensation Committee of the Board of Rubicon oversees Rubicon’s executive compensation program on behalf of the Board. In the performance of this function, the Compensation Committee, among other things, reviewed and discussed with management the Compensation Discussion and Analysis included in this Annual Report on Form 10-K. Based upon the review and discussions referred to above, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee

Donald R. Caldwell, Chairperson
Michael E. Mikolajczyk
Raymond J. Spencer

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as noted below, the information required by this item is incorporated by reference from the section entitled “Principal and Selling Stockholders” found on page 83 and under the headings “Affiliates, 5% stockholders and others” and “Executive officers and directors” found on page 84 and footnotes 1 through 20 found on pages 85 through 88 of the Company’s prospectus filed with the SEC on May 7, 2008 and attached hereto as Exhibit 99.1.

Equity Compensation Plan Information

The table below sets forth information with respect to securities issuable, or available for issuance, under our equity compensation plans as of December 31, 2007.

Plan Category	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding option, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,685,831		$5.88	2,020,685
Equity compensation plans not approved by security holders	24,663	(1)	$4.94	0
Total	1,710,494		$5.87	2,020,685

(1)	Represents four stock option grants awarded in 2004 to members of, or advisors to, our board of directors. Such options were granted with a term of five years and vest ratably over the first four anniversaries of the respective dates of grant. The options vest in the event of the holder’s death or disability or upon the occurrence of a merger, consolidation or similar reorganization involving our Company in which the options are not assumed, or an equivalent option or right is not substituted, by the surviving corporation.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as noted below, the information required by this item is incorporated by reference from the sections entitled “Management—Board of Directors” found on pages 57 through 58, “Management—Board Committees” on pages 58 through 59, “Management—Compensation Committee Interlocks and Insider Participation” found on page 60 and “Certain relationships and Related Party Transactions” found on pages 79 through 82 of the Company’s prospectus filed with the SEC on May 7, 2008 and attached hereto as Exhibit 99.1.

Brian Adamsky and Byron Denenberg served on our board of directors during fiscal 2007 until their resignations effective August 29, 2007. Messrs. Adamsky and Denenberg were “independent directors” as defined under the rules of the NASDAQ Global Market.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Grant Thornton LLP served as our principal independent accountant for the years ended December 31, 2007 and 2006. The aggregate fees billed by Grant Thornton for audit services (audit of the Company’s annual financial statements, reviews of the Company’s interim unaudited financial statements, and assistance with and review of SEC filings, including those in connection with the Company’s initial public offering) for fiscal 2007 and fiscal 2006 were $206,500 and $957,664, respectively.

Audit-Related Fees

There were no audit-related fees billed by Grant Thornton in fiscal 2007 or fiscal 2006.

Tax Fees

The aggregate fees billed by Grant Thornton in fiscal 2007 and fiscal 2006 for tax planning services were $23,115 and $32,470, respectively.

All Other Fees

There were no other fees billed by Grant Thornton in fiscal 2007 or fiscal 2006 for any other services. None of the services provided by Grant Thornton consisted of financial information systems design or implementation services.

Pre-Approval Policy and Procedures

In accordance with provisions of the Sarbanes-Oxley Act of 2002, the Audit Committee pre-approves all audit and non-audit services provided to the Company by its independent auditors.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (a)(2): No financial statements or schedules are filed with this report on Form 10-K/A.

(a)(3) Exhibits:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.1	Excerpts of the Company’s Prospectus filed with the SEC on May 7, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 20, 2008.

Rubicon Technology, Inc.

By	/s/ Raja M. Parvez
Raja M. Parvez
Chief Executive Officer and President

By	/s/ William F. Weissman
William F. Weissman
Chief Financial Officer

EXHIBIT INDEX

The Exhibits listed below are filed as part of this Annual Report on Form 10-K/A.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.1	Excerpts of the Company’s Prospectus filed with the SEC on May 7, 2008