Form 10-Q
period 2008-06-30
Rubicon Technology, Inc.
filed 2008-08-13
CIK 1410172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008 or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.001 per share Class	21,172,766 shares outstanding as of August 11, 2008

RUBICON TECHNOLOGY, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended June 30, 2008

i

PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Rubicon Technology, Inc.

Balance sheets

	June 30, 2008	December 31, 2007
	(unaudited)
	(in thousands other than share data)
Assets
Cash and cash equivalents	$4,399	$4,380
Restricted cash	14	10
Short-term investments	53,364	67,765
Accounts receivable, net of allowances of $216 and $189	7,411	4,673
Inventories, net	3,407	2,522
Spare parts	2,586	1,203
Prepaid expenses and other current assets	1,174	1,355

Total current assets	72,355	81,908
Investments	10,158	3,200
Property and equipment, net	35,126	26,303

Total assets	$117,639	$111,411

Liabilities and stockholders’ equity
Accounts payable	$5,596	$2,572
Accrued payroll	887	1,314
Deferred revenue	83	583
Corporate income and franchise taxes	225	385
Accrued and other current liabilities	499	875

Total current liabilities	7,290	5,729

Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 undesignated shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 85,000,000 shares authorized, 21,169,882 and 20,488,608 shares issued and outstanding	24	24
Additional paid-in capital	260,172	259,243
Accumulated other comprehensive income (loss)	(688)	24
Accumulated deficit	(149,159)	(153,609)

Total stockholders’ equity	110,349	105,682

Total liabilities and stockholders’ equity	$117,639	$111,411

The accompanying notes are an integral part of these statements.

Rubicon Technology, Inc.

Statements of operations

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(unaudited)
	(in thousands, other than share data)
Revenue	$11,530	$8,246	$22,038	$15,448
Cost of goods sold	7,193	5,411	13,837	10,467

Gross profit	4,337	2,835	8,201	4,981
Operating expenses:
General and administrative	2,061	1,502	3,945	2,352
Sales and marketing	245	170	481	335
Research and development	233	160	500	376
Loss on disposal of assets	—	52	—	52

Income from operations	1,798	951	3,275	1,866

Other income (expense):
Change in carrying value of convertible stock warrants	—	(335)	—	(721)
Interest income	441	—	1,301	2
Interest expense	—	(384)	(2)	(632)

Total other income (expense)	441	(719)	1,299	(1,351)

Income before income taxes	2,239	232	4,574	515
Income tax expense	61	—	124	—

Net income	2,178	232	4,450	515
Dividends on preferred stock	—	(1,585)	—	(3,169)
Accretion of redeemable preferred stock	—	(7,422)	—	(20,338)

Net income (loss) attributable to common stockholders	$2,178	$(8,775)	$4,450	$(22,992)

Net income (loss) per common share attributable to common stockholders,
Basic	$0.10	$(34.61)	$0.22	$(90.70)

Diluted	$0.10	$(34.61)	$0.20	$(90.70)

Weighted average common shares outstanding used in computing net income (loss) per common share attributable to common stockholders,
Basic	20,899,421	253,507	20,725,532	253,507

Diluted	22,337,443	253,507	22,352,049	253,507

The accompanying notes are an integral part of these statements.

Rubicon Technology, Inc.

Statements of cash flows

	Six months ended June 30,
	2008	2007
	(unaudited) (in thousands)
Cash flows from operating activities
Net income	$4,450	$515
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,049	1,571
Amortization of financing costs	—	11
Net loss on disposal of equipment	—	52
Change in carrying value of convertible preferred stock warrants	—	721
Stock-based compensation	376	191
Interest expense related to accretion	—	273
Changes in operating assets and liabilities:
Accounts receivable	(2,738)	(901)
Inventories	(885)	(388)
Spare parts	(1,383)	(271)
Prepaid expenses and other current assets	167	(138)
Accounts payable	3,024	678
Accrued payroll	(427)	(186)
Deferred revenue	(500)	—
Corporate income and franchise taxes	(160)	(50)
Accrued and other current liabilities	(333)	209

Net cash provided by operating activities	3,640	2,287

Cash flows from investing activities
Purchases of property and equipment	(10,872)	(4,554)
Proceeds from sale of investments	6,731	—
Proceeds from disposal of equipment	—	30

Net cash used in investing activities	(4,141)	(4,524)

Cash flows from financing activities
Payment of issuance costs of initial public offering	(38)	—
Proceeds from exercise of options	591	5
Restricted cash	(4)	(3)
Proceeds from line of credit	—	3,000
Payments on line of credit	—	(973)
Payments on capital lease	(29)	(171)
Proceeds from issuance of long-term debt	—	5,100
Payments on long-term debt	—	(4,741)

Net cash provided by financing activities	520	2,217

Net increase (decrease) in cash and cash equivalents	19	(20)
Cash and cash equivalents, beginning of period	4,380	3,638

Cash and cash equivalents, end of period	$4,399	$3,618

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$2	$351
Supplemental disclosures of non-cash transactions
Warrants issued with debt instruments	$—	$596
Unrealized loss on investments	$712	$—

The accompanying notes are an integral part of these statements.

Rubicon Technology, Inc.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2008

1. BASIS OF PRESENTATION

Interim financial data

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Company’s annual report filed on Form 10-K for the fiscal year ended December 31, 2007. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008.

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

Follow-on Public Offering

On May 12, 2008, the Company completed a public offering of 3,950,000 shares of its common stock at a price of $24.00 per share. The Company did not receive any of the proceeds from the sale, as all of the shares were sold by certain selling stockholders of the Company. Additionally, the underwriters were granted a 30-day option to purchase up to an additional 592,500 shares of common stock from the selling stockholders at the public offering price to cover over-allotments. The underwriters exercised such option, in part, for 353,410 shares of common stock on June 6, 2008.

Reverse stock split

All prior period common stock amounts have been retroactively adjusted to reflect a 1 for 13 reverse stock split effective August 30, 2007. As a result of this common stock split, there was an automatic change in the conversion prices of all series of preferred stock and their related dividend conversion rates at the same 1 for 13 ratio.

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

	June 30, 2008	December 31, 2007
	(in thousands)
Raw materials	$1,731	$1,215
Work in progress	894	1,592
Finished goods	1,230	41

	3,855	2,848
Reserve for obsolescence and realization	(448)	(326)

	$3,407	$2,522

Property and equipment

Property and equipment consisted of the following:

	June 2008	December 2007
	(in thousands)
Machinery, equipment and tooling	$38,036	$27,996
Leasehold improvements	5,292	3,608
Furniture and fixtures	715	708
Information systems	546	546
Construction in progress	5,291	6,150

Total cost	49,880	39,008
Accumulated depreciation and amortization	(14,754)	(12,705)

Property and equipment, net	$35,126	$26,303

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

•

Collection of the resulting receivable is reasonably assured. The Company’s standard arrangement with customers includes 30 day payment terms. Customers are subject to a credit review process that evaluates the customers’ financial position and their ability to pay. Collectability is determined by considering the length of time the customer has been in business and history of collections. If it is determined that collection is not probable no revenue is recognized unless cash is received in advance.

The Company does not provide maintenance or other services and we do not have sales that involve multiple elements or deliverables as defined under Emerging Issues Task Force Issue (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

Convertible preferred stock warrant liability

Prior to the IPO, the Company accounted for the carrying value of the preferred stock warrants as a liability pursuant to FASB Staff Position (FSP) 150-5, “Accounting Under SFAS 150 for Freestanding Warrants and Other Similar Instruments on Redeemable Shares” (“FSP 150-5”) and adjusted the fair value at each reporting period with any increase or decrease in fair value reported in other income (expense). At the IPO closing, the warrants were either net exercised or became exercisable for common stock. For the three and six months ended June 30, 2007, $335,000 and $721,000 was recorded as the change in value in other income (expense).

Redeemable convertible preferred stock

Prior to the IPO, the Company had issued various series of preferred stock. The holders of Series A, B, B-2, C, C-2, D, D-2, and E preferred stock had the option to sell their shares back to the Company at the greater of the original purchase price plus accrued and unpaid dividends, or the current fair market value of the shares plus accrued and unpaid dividends. As a result, the carrying value of the preferred stock was increased by an accretion amount each period so that the carrying amount was equal to the greater of fair value plus accrued and unpaid dividends or the original cost plus accrued and unpaid dividends value for the Series A, B, B-2, C, C-2, D, D-2, and E preferred stock. The accreted amounts were recorded to additional paid-in capital, if any, and then to accumulated deficit. (See Note 6). At the IPO, the option to sell was terminated and the related accretion of the preferred shares was transferred to additional paid-in-capital.

Net income (loss) per common share attributable to common stockholders

Net income (loss) per share of common stock is as follows for the three and six months ended June 30, 2008 and 2007:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income (loss) attributable to common stockholders (in thousands):	$2,178	$(8,775)	$4,450	$(22,992)
Net income (loss) per common share attributable to common stockholders:
Basic	$0.10	$(34.61)	$0.22	$(90.70)

Diluted	$0.10	$(34.61)	$0.20	$(90.70)

Weighted average common shares outstanding used in:
Basic	20,899,421	253,507	20,725,532	253,507
Diluted	22,337,443	253,507	22,352,049	253,507

Basic net income (loss) per common share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of diluted common shares outstanding during the period. Diluted shares outstanding are calculated by adding to the weighted-average shares outstanding any common stock equivalents from redeemable preferred stock, outstanding stock options and warrants based on the treasury stock method.

Diluted net loss attributable to common stockholders per share is the same as basic net loss attributable to common stockholders per share for the three and six months ended June 30, 2007, since the effects of potentially dilutive securities are anti-dilutive.

At June 30, 2007, the Company had the following anti-dilutive securities outstanding which were excluded from the calculation of diluted net loss per share.

Six months ended June 30, 2007
Preferred stock	13,183,741
Warrants	853,019
Stock options	1,250,562

15,287,322

Recent accounting pronouncement

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

Revenue is attributed by geographic region based on ship-to location of the Company’s customers. The following table summarizes revenue by geographic region:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Asia	$6,196	$5,453	$11,932	$10,830
North America	5,079	2,642	9,582	4,276
Europe	255	151	524	342

Revenue	$11,530	$8,246	$22,038	$15,448

4. INVESTMENTS

Investments are available-for-sale securities recorded at fair value and unrealized gains and losses are reported as part of accumulated other comprehensive income (loss).

The following table presents the amortized cost, and gross unrealized gains and losses on all securities at June 30, 2008:

	Available-for-sale securities (in thousands)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and agency (taxable)	$29,945	$—	$(68)	$29,877
Corporate Notes/Bonds (taxable)	1,761	—	(9)	1,752
States and political subdivisions (taxable)	10,750	—	(592)	10,158
Commercial Paper (taxable)	21,737	—	(2)	21,735

Total available-for-sale securities	$64,193	$—	$(671)	$63,522

The net carrying value and estimated fair value of available-for-sale securities at June 30, 2008, by contractual maturity, were as follows:

	Cost	Fair value
Due in one year or less	$53,443	$53,364
Due after one year through three years	—	—
Due after three years	$10,750	$10,158

A portion of our excess cash is invested in auction rate securities and, as of June 30, 2008, $10.2 million of these securities are in the investment portfolio. All of these auction rate securities are AAA rated by one or more of the major credit rating agencies and have contractual maturities from 2036 to 2045. Further, all of these securities are collateralized by student loans, and approximately 99% of the collateral qualifies under the Federal Family Education Loan Program and is guaranteed by the US government. Auctions have failed for all of our auction rate securities, resulting in our inability to sell these securities in the short term. A failed auction results in a lack of liquidity in the securities but does not signify a default by the issuer. Upon an auction failure, the interest rates do not reset at market rate but instead reset based on a formula contained in the security. If we need access to these funds, we will not be able to do so without the possible loss of principal or until a future auction for these investments is successful, they are redeemed by the issuer, or they mature. We cannot predict if or when a successful auction or redemption will take place. We do not believe we need access to these funds for operational purposes for the foreseeable future. We continue to monitor and evaluate these investments on a quarterly basis for impairment and the need to reclassify as long-term investments. At June 30, 2008, all of these securities have been classified as long-term investments. All of the securities are due for auction again every 28 days.

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis in accordance with SFAS No. 157 as of June 30, 2008:

	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$2,632	$—	$—	$2,632
Investments:
Available-for-sales securities—current	—	53,364	—	53,364
Available-for-sales securities—non-current	—	—	10,158	10,158

Total	$2,632	$53,364	$10,158	$66,154

Level 3 assets consist of AAA-rated municipal bonds with an auction reset feature, and auction rate securities, whose underlying assets are generally student loans which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. As of June 30, 2008, due to the auction failures, underlying maturities of the auction rate securities of greater than one year and the Company’s ability to hold the securities beyond one year, the Company reclassified its investment in auction rate securities from short-term investments to long-term investments. These investments were valued at fair value as of June 30, 2008. The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of June 30, 2008:

Auction rate securities
Balance at January 1, 2008	$3,200
Net transfers in: auction rate securities with failed auctions	7,550
Unrealized losses included in other accumulated comprehensive income	(592)

Balance at June 30, 2008	$10,158

In addition to the debt securities noted above, the Company had approximately $1.1 million of time deposits included in cash and cash equivalents as of June 30, 2008.

5. SIGNIFICANT CUSTOMERS

For the three months ended June 30, 2008, we had four customers that accounted for approximately 30%, 15%, 13% and 11% of our revenue and for the three months ended June 30, 2007, we had three customers that accounted for approximately 28%, 21% and 13% of our revenue. For the six months ended June 30, 2008, we had four customers that accounted for approximately 36%, 16%, 14% and 11% of our revenue and for the six months ended June 30, 2007, we had two customers that accounted for approximately 28% and 20% of our revenue.

Customers individually representing more than 10% of trade receivables accounted for approximately 70% and 69% of accounts receivable as of June 30, 2008 and December 31, 2007, respectively. The Company grants credit to customers based on an evaluation of their financial condition. Losses from credit sales are provided for in the financial statements.

6. STOCKHOLDERS’ EQUITY, REDEEMABLE STOCK CONVERSIONS, ACCRUED DIVIDEND CONVERSIONS AND WARRANT CONVERSIONS

Common Stock – As of June 30, 2008, the Company had 85,000,000 shares of common stock authorized with a par value of $0.001 and the Company had reserved 1,192,671 shares of common stock for issuance upon the exercise of outstanding common stock options. Also, 2,054,337 shares of the Company’s common stock were reserved for future grants of stock options (or other similar equity instruments) under the Company’s 2001 Equity Plan (the “2001 Plan”) and 2007 Stock Incentive Plan (the “2007 Plan”) as of June 30, 2008. In addition, 562,763 shares of the Company’s common stock were reserved for future exercise of outstanding warrants as of June 30, 2008.

On November 21, 2007, the Company completed an IPO of 6,505,000 shares of its common stock (including the underwriters’ exercise of their over-allotment option) at a public offering price of $14.00 per share. Net cash proceeds from the initial public offering were $81 million after deducting offering costs.

Warrants and warrant conversions – Upon the closing of the Company’s IPO, all preferred stock warrants were either converted into common stock warrants or net exercised. For the six months ended June 30, 2008, 233,082 common stock warrants were exercised in full on a “net exercise basis”, which resulted in the Company issuing 197,103 shares of common stock to the warrant holders.

Redeemable convertible preferred stock – Prior to the IPO, the Company issued various series of preferred stock. At anytime after December 15, 2008, the holders of Series E, D, D-2, C, C-2, B, B-2 and A preferred stock would have had the option to sell their shares back to the Company at the greater of original purchase price plus accrued and unpaid dividends, or the current fair market value of the shares plus accrued and unpaid dividends. As a result, the carrying value of the preferred stock was increased by an accretion each period so that the carrying amounts equaled the greater of original purchase price plus accrued and unpaid dividends, or the current fair market value of the shares plus accrued and unpaid dividends for the Series E, D, D-2, C, C-2, B, B-2 and A preferred stock. The accreted amounts were recorded to additional paid-in capital, if any, and then to accumulated deficit. The accretion recorded at June 30, 2007 was recorded to bring the carrying value of the redeemable convertible preferred stock to their redemption values as of June 30, 2007. At the IPO, the option to sell was terminated.

Dividend conversion feature

The Company’s redeemable convertible preferred stock provided that the holders, at their discretion, could require the conversion of accumulated dividends into either cash or common stock based upon stated conversion rates. Accordingly, in accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, any excess of the fair value of common stock a holder would receive over the accumulated dividends was recorded as the dividends accrued. At June 30, 2007 the accumulated dividends were less than the value of the common shares the holder would receive upon conversion. Accordingly, the Company recorded the excess fair value of the common shares that could be received upon conversion over the amount of cash dividends in the amount of $2,812,491 to additional paid-in-capital and accumulated deficit. At November 21, 2007, the IPO date, the accumulated dividends were greater than the value of the shares the holder would receive upon conversion. At the closing of the IPO, accumulated dividends were converted to common stock.

7. STOCK INCENTIVE PLANS

The Company sponsors a stock option plan, the 2001 Plan, which allows for the grant of incentive and nonqualified stock options for the purchase of common stock. Each option entitles the holder to purchase one share of common stock at the specified option exercise price. The exercise price of each incentive stock option granted must not be less than the fair market value on the grant date. After the completion or our IPO, our Board of Directors determined not to grant any additional awards under the 2001 Plan. Management and the Board of Directors determine vesting periods and expiration dates at the time of the grant.

In August 2007, the Company adopted the 2007 Plan, which allows for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and bonus shares. The maximum number of shares which may be awarded or sold under the 2007 Plan is 2,307,692 shares. The compensation committee of the Board of Directors administers the plan. The compensation committee determines the type of award to be granted, the fair market value, the number of shares covered by the award, and the time when the award vests and may be exercised.

Upon the adoption of SFAS 123R, the Company began using the Black-Scholes option pricing model to value stock options. The Company uses historical stock prices of companies which it considers as a peer group as the basis for its volatility assumptions. The assumed risk-free rates were based on US Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The expected term is based upon the vesting term of the Company’s options, a review of a peer group of companies, and expected exercise behavior. The forfeiture rate is based on past history of forfeited options. The expense is being allocated using the straight-line method. For the three and six months ended June 30, 2008, the Company recorded $159,063 and $324,623, respectively, of stock compensation expense related to the adoption of SFAS 123R. For the three and six months ended June 30, 2007, the Company recorded $185,884 and $190,903, respectively, of stock compensation expense related to the adoption of SFAS 123R. As of June 30, 2008, the Company has $2,498,805 of total unrecognized compensation cost related to nonvested awards granted under the Company’s stock-based plans that it expects to recognize over a weighted-average period of 3.33 years. Under the prospective method of adoption of SFAS 123R, the Company continues to account for options issued prior to January 1, 2006 under the intrinsic value method of APB 25.

The following table summarizes the activity of the stock incentive and equity plans as of June 30, 2008 and changes during the six months then ended:

	Shares available for grant	Number of options outstanding	Weighted- average option exercise price	Number of restricted stock shares issued
At December 31, 2007	2,020,685	1,710,494	$5.87	14,284
Authorized	—	—	—	—
Granted	(39,587)	34,050	23.30	5,537
Exercised	—	(478,634)	1.24	—
Cancelled/forfeited	73,239	(73,239)	8.83	—

At June 30, 2008	2,054,337	1,192,671	8.04	19,821

Exercisable at June 30, 2008		405,867	6.09	—

The weighted average fair value per share of options granted for the three and six months ended June 30, 2008 was $11.64 and the fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model using an expected term of 4.8 years, risk-free interest rate ranging from 2.37% to 3.28%, expected volatility of 56% and no dividend yield. The Company used an expected forfeiture rate of 25%. The weighted average fair value per share of options granted for the three and six months ended June 30, 2007 was $2.05 and the fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model using an expected term of 4.8 years, risk-free interest rate ranging from 4.9%, expected volatility of 56% and no dividend yield. The Company used an expected forfeiture rate of 25%.

During the six months ended June 30, 2008, the Company granted restricted stock shares totaling 5,537 shares to outside directors of the Company at a fair value of $142,015. For the three and six months ended June 30, 2008, the Company recorded $28,504 and $51,078 of stock compensation expense related to restricted stock.

A summary of the Company’s non-vested options during the six month period ended June 30, 2008 is presented below:

	Options	Weighted-average exercise price
Non-vested at January 1, 2008	899,768	$8.37
Granted	34,050	23.30
Vested	(89,923)	6.56
Forfeited	(57,090)	10.80

Non-vested at June 30, 2008	786,805	$9.04

8. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company has entered into agreements to purchase equipment or components to construct furnaces. These agreements will result in the Company purchasing equipment or components for a total cost of approximately $5,540,000 with deliveries occurring through March 2009.

Litigation

From time to time, the Company experiences routine litigation in the normal course of its business. Through June 2008, all pending litigation was settled and did not have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding our estimates, expectations, beliefs, intentions, projections or strategies for the future, results of operations, financial position, net sales, projected costs, prospects and plans and objectives of management for future operations may be “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, as amended. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). Items contemplating or making assumptions about actual or potential future sales, market size and trends or operating results also constitute forward-looking statements.

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

Our revenue consists of sales of sapphire materials sold in core, as-cut, as-ground and polished forms in two, three, four and six inch diameters as well as optical materials sold as blanks or polished windows. Products are made to varying specifications, such as crystal planar orientations and thicknesses. We have focused on increasing sales of larger diameter substrates, which we define as three inch or greater in diameter, as they generally yield higher gross margins. Revenue from our SOS customers, which use six inch substrates, represented 30% of our total revenue for the three months ended June 30, 2008, as compared to 15% of total revenue for the three months ended June 30, 2007. Revenue from our SOS customers, which use six inch substrates, represented 32% of our total revenue for the six months ended June 30, 2008, as compared to 13% of total revenue for the six months ended June 30, 2007. Sales of larger diameter substrates to our LED customers also grew faster than sales of two inch diameter substrates over the past twelve months.

Historically, a significant portion of our revenue has been derived from sales to relatively few customers. For the three months ended June 30, 2008, we had four customers that accounted for approximately 30%, 15%, 13% and 11% of our revenue and for the three months ended June 30, 2007 we had three customers that accounted for approximately 28%, 21%, and 13% of our revenue. For the six months ended June 30, 2008, we had four customers that accounted for approximately 36%, 16%, 14%, and 11% of our revenue and for the six months ended June 30, 2007 we had two customers that accounted for approximately 28% and 20% of our revenue.

Other than as discussed above, none of our customers accounted for more than 10% of our revenue for such periods. Although we are attempting to diversify and expand our customer base, we expect our revenue to continue to be concentrated among a small number of customers. We expect that our significant customers may change from period to period. One of our significant customers in the SOS market has begun to accumulate an inventory of sapphire wafers. This could impact our revenue from this customer in early 2009.

We recognize revenue upon shipment to our customers. We derive a significant portion of our revenue from customers outside of the United States. The majority of our sales are to the Asian market and we expect that region to continue to be a major source of revenue for us. All of our revenue is denominated in US dollars.

Our cost of goods sold consists primarily of manufacturing materials, labor, manufacturing-related overhead such as utilities, depreciation and rent, provisions for excess and obsolete inventory reserves, freight and warranties. We manufacture our products at our Franklin Park, Illinois and Bensenville, Illinois manufacturing facilities based on customer orders. We purchase materials and supplies to support such demand. We are subject to variations in the cost of raw materials and consumables from period to period because we do not have long-term fixed-price agreements with our suppliers. For the three and six months ended June 30, 2008, utility costs represented approximately 10% of our cost of goods sold. Our one year contract for electric power expired on May 8, 2008. We renewed our contract on an index pricing basis where we are charged monthly the average of the daily rates per kilowatt hour. On May 23, 2008, we signed a contract that moved one half of our electricity usage off of the index pricing and on to a fixed rate per kilowatt hour through the remainder of 2008. The current blend of index and fixed pricing is approximately 20% higher than the average rate paid under the agreement that expired on May 8, 2008. As index rates fluctuate, these costs may fluctuate through the remainder of this year. On July 25, 2008, we signed a contract that provides electricity priced at a new fixed rate per kilowatt hour from January 1, 2009 through December 31, 2010. This new fixed rate is approximately 13% below the current blended average rate.

Our gross margin increased by 4 percentage points in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and 5 percentage points in the six months ended June 30, 2008 compared to the six months ended June 30, 2007 due to improved manufacturing and purchasing efficiencies, economies of scale related to higher unit volumes and product mix shift to larger diameters.

Our operating expenses are comprised of sales and marketing, research and development (“R&D”), and general and administrative expenses (“G&A”). G&A expenses consist primarily of salaries and associated costs for employees in finance, human resources, information technology and administrative activities, charges for accounting, legal, and insurance fees, and stock-based compensation under Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”). The majority of our stock-based compensation relates to administrative personnel and is accounted for as a general and administrative expense. For the three and six months ended June 30, 2008, our stock-based compensation expense was $159,063 and $324,623, respectively. For the three and six months ended June 30, 2007, our stock-based compensation expense was $185,884 and $190,903, respectively. In 2008, we began incurring additional accounting, legal, insurance, investor related and other costs associated with being a public company.

Other income (expense) consists of interest expense and change in carrying value of convertible preferred stock warrants, which is offset in part by interest income. Interest expense consists of interest on debt and amortization of the fair value of our convertible preferred stock warrants issued as part of debt financing transactions. For the three months ended June 30, 2007, interest expense was $384,000. There was no interest expense for the three months ended June 30, 2008. For the six months ended June 30, 2008 and 2007, interest expense was $2,000 and $632,000, respectively. We repaid most of our outstanding indebtedness with a portion of the proceeds from our IPO in November 2007 and repaid the remainder in February 2008. The remaining unamortized debt discount associated with the convertible preferred stock warrants issued as part of debt financing transactions was expensed in November 2007 upon the repayment of the debt. Consequently, we incurred minimal interest expense for the three and six months ended June 30, 2008 and we do not expect to incur interest expense for the next twelve months. Proceeds from our IPO are invested in available-for-sale securities.

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

We account for income taxes under the asset and liability method whereby the expected future tax consequences of temporary differences between the book value and the tax basis of assets and liabilities are recognized as deferred tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to be recognized. A full valuation allowance is provided as management cannot conclude that it is more likely than not that our deferred tax assets will be realized. At June 30, 2008, we had approximately $33 million in net operating loss carryforwards (“NOLs”). We believe that we are not restricted in our ability to use the full amount of the NOLs, nor is there a limit to the amount of NOLs that may be used in any given year.

We opened our Bensenville, Illinois manufacturing facility in January 2008 and are installing crystal growth furnaces in order to expand our production capacity. We expect to spend between $15 million and $20 million per year for 2008 and 2009 on capital expenditures to support our expected sales growth. Our capital expenditures for the six months ended June 30, 2008 was $10.9 million.

RESULTS OF OPERATIONS THREE MONTHS ENDED JUNE 30, 2008 AND 2007

The following table sets forth our statements of operations for the periods indicated:

	Three months ended June 30,
	2008	2007
	(in millions)
Revenue	$11.5	$8.2
Cost of goods sold	7.2	5.4

Gross profit	4.3	2.8

Operating expenses:
General and administrative	2.1	1.5
Sales and marketing	0.2	0.2
Research and development	0.2	0.1
Loss on disposal of assets	—	0.1

Total operating expenses	2.5	1.9

Income from operations	1.8	0.9
Other income (expense)	0.5	(0.7)

Income before income taxes	2.3	0.2
Income tax expense	0.1	—

Net income	$2.2	$0.2

The following table sets forth our statements of operations as a percentage of revenue for the periods indicated:

	Three months ended June 30,
	2008	2007
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	62	66

Gross profit	38	34

Operating expenses:
General and administrative	18	18
Sales and marketing	2	2
Research and development	2	1
Loss on disposal of assets	—	1

Total operating expenses	22	22

Income from operations	16	12
Other income (expense)	4	(9)

Income before income taxes	20	3
Income tax expense	1	—

Net income	19%	3%

Revenue. Revenue was $11.5 million for the three months ended June 30, 2008 and $8.2 million for the three months ended June 30, 2007, an increase of $3.3 million, or 40%. Revenue for the three months ended June 30, 2008 from larger diameter products, which we define as three inch or greater, represented 54% of revenue compared to 38% for the three months ended June 30, 2007. Revenue increased across all product lines except for larger diameter as-ground wafers, which declined by $270,000 as we shifted capacity to other larger diameter product lines, mainly six inch polished production. Our revenue increase was primarily attributable to an increase in shipments of larger diameter substrates to the LED industry resulting in additional revenue of $1.2 million, and sales of six inch polished products to the SOS RFIC market which increased by $2.3 million mainly on higher volumes offset by a slight decline in sales prices totaling $219,000. We had slightly higher contract research revenue of $177,000.

Gross profit. Gross profit was $4.3 million for the three months ended June 30, 2008 and $2.8 million for the three months ended June 30, 2007, an increase of $1.5 million. This increase in gross profit represented an improvement of gross margin from 34% to 38%. The increase in gross margin in 2008 compared to 2007 was primarily due to a shift to higher margin larger diameter products and improved operating leverage from higher throughput and increased production yields.

General and administrative expenses. G&A expenses were $2.1 million for the three months ended June 30, 2008 and 1.5 million for the three months ended June 30, 2007, an increase of $559,000. The increase was primarily due to $301,000 of higher audit, investor related, insurance, back office headcount, legal, and board costs associated with operating as a public company, $543,000 of costs associated with the follow-on public offering offset by lower bonus costs of $212,000 and lower debt financing costs of $130,000, due to the extinguishment of our debt.

Sales and marketing expenses. Sales and marketing expenses were $245,000 for the three months ended June 30, 2008 and $170,000 for the three months ended June 30, 2007, an increase of $75,000. The increase in sales and marketing expenses is attributable to additional headcount of $54,200 and increased marketing and trade show expenses of $19,400, all in support of increased revenue and initiatives to help grow sales with new customers.

Research and development expenses. R&D expenses were $233,000 for the three months ended June 30, 2008 and $160,000 for the three months ended June 30, 2007, an increase of $73,000. The increase was primarily attributable to an increase in headcount.

Other income (expense). Other income (expense) was $441,000 for the three months ended June 30, 2008 and ($719,000) for the three months ended June 30, 2007, an increase in net other income of $1.2 million. The increase was due in part to the elimination of charges relating to the carrying value of preferred stock warrants, which were $335,000 in the three months ended June 30, 2007. Also, interest expense was lower by $384,000 as a result of extinguishing our debt and interest income increased by $441,000 as interest was earned on investing proceeds from our IPO.

RESULTS OF OPERATIONS SIX MONTHS ENDED JUNE 30, 2008 AND 2007

The following table sets forth our statements of operations for the periods indicated:

	Six months ended June 30,
	2008	2007
	(in millions)
Revenue	$22.0	$15.4
Cost of goods sold	13.8	10.4

Gross profit	8.2	5.0

Operating expenses:
General and administrative	3.9	2.4
Sales and marketing	0.5	0.3
Research and development	0.5	0.3
Loss on disposal of assets	—	0.1

Total operating expenses	4.9	3.1

Income from operations	3.3	1.9
Other income (expense)	1.3	(1.4)

Income before income taxes	4.6	0.5
Income tax expense	0.1	—

Net income	$4.5	$0.5

The following table sets forth our statements of operations as a percentage of revenue for the periods indicated:

	Six months ended June 30,
	2008	2007
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	63	68

Gross profit	37	32

	Six months ended June 30,
	2008	2007
	(percentage of total)
Operating expenses:
General and administrative	18	15
Sales and marketing	2	2
Research and development	2	2
Loss on disposal	—	1

Total operating expenses	22	20

Income from operations	15	12
Other income (expense)	6	(9)

Income before income taxes	21	3
Income tax expense	1	—

Net income	20%	3%

Revenue. Revenue was $22.0 million for the six months ended June 30, 2008 and $15.4 million for the six months ended June 30, 2007, an increase of $6.6 million, or 43%. Revenue for the six months ended June 30, 2008 from larger diameter products, which we define as three inch or greater, represented 53% of revenue compared to 32% for the six months ended June 30, 2007. Revenue increased across all product lines except for larger diameter as-ground and as cut wafers which decreased by $556,000 and two inch core and wafer product, which declined by $491,000 as we shifted capacity to larger diameter product lines, mainly six inch polished production. Our revenue increase was primarily attributable to an increase in shipments of larger diameter substrates to the LED industry resulting in additional revenue of $2.7 million and sales of six inch polished products to the SOS RFIC market which increased by $4.8 million mainly on higher volumes offset by a slight decline in sales prices totaling $336,000. Revenue also increased on higher contract research revenue of $346,000 and higher revenue of $163,000 from optical products due to increased sales of sapphire and fluorides for military, aerospace, sensor and other applications.

Gross profit. Gross profit was $8.2 million for the six months ended June 30, 2008 and $5.0 million for the six months ended June 30, 2007, an increase of $3.2 million. This increase in gross profit represented an improvement of gross margin from 32% to 37%. The increase in gross margin in 2008 compared to 2007 was primarily due to a shift to higher margin larger diameter products and improved operating leverage from higher throughput and increased production yields.

General and administrative expenses. G&A expenses were $3.9 million for the six months ended June 30, 2008 and $2.4 million for the six months ended June 30, 2007, an increase of $1.5 million. The increase was primarily due to $774,000 of higher audit, investor related, insurance, back office headcount, legal, and board costs associated with operating as a public company, $729,000 of costs associated with the follow-on public offering, $192,000 from higher payroll and payroll taxes associated with the exercise of stock options, and $112,000 in higher franchise taxes partially offset by lower debt financing costs of $160,000 due to the extinguishment of our debt.

Sales and marketing expenses. Sales and marketing expenses were $481,000 for the six months ended June 30, 2008 and $335,000 for the six months ended June 30, 2007, an increase of $146,000. The increase in sales and marketing expenses is attributable to additional payroll and payroll taxes associated with the exercise of stock options of $102,000, increased travel expense of $21,300 and increased marketing and trade show expenses of $32,700 all in support of increased revenue and initiatives to help grow sales with new customers.

Research and development expenses. R&D expenses were $500,000 for the six months ended June 30, 2008 and $376,000 for the six months ended June 30, 2007, an increase of $124,000. The increase was primarily attributable to an increase in payroll costs of $154,000 partially offset by a decrease in spending on research projects of $33,900.

Other income (expense). Other income (expense) was $1.3 million for the six months ended June 30, 2008 and ($1.4 million) for the six months ended June 30, 2007, an increase in net other income of $2.7 million. The increase was due in part to the elimination of charges relating to the carrying value of preferred stock warrants, which were $721,000 in the six months ended June 30, 2007. Also interest expense was lower by $630,000 as a result of extinguishing our debt and interest income increased by $1.3 million as interest was earned on investing proceeds from our IPO.

LIQUIDITY AND CAPITAL RESOURCES

We historically funded our operations using a combination of issuances of common stock and preferred stock, a working capital line of credit and term loans and cash generated from our operations. Since our inception, we have raised approximately $136 million of equity from the issuance of common and preferred stock.

As of June 30, 2008, we had cash and short term investments totaling $57.8 million, including cash of $1.8 million held in deposits at a major bank, $2.6 million invested in money market funds and had short term investments in commercial paper, corporate, state and local bonds, and US treasury securities of $53.4 million. In addition, as of June 30, 2008, we had $10.2 million of investments in municipal auction rate securities which we have classified as long-term investments. In February 2008, we began experiencing failed auctions for our entire auction rate securities portfolio, resulting in our inability to sell these securities in the short term. A failed auction results in a lack of liquidity in the securities but does not signify a default by the issuer. We may need to hold these investments for a longer period than was originally anticipated. More information on our auction rate security position can be found in Note 4 to our financial statements for the three and six months ended June 30, 2008, included elsewhere in this Quarterly Report.

Cash flows from operating activities

Cash provided by operating activities was $3.6 million for the six months ended June 30, 2008. During such period, we generated net income of $4.5 million and we incurred non-cash charges of $2.4 million, including depreciation expense of $2.1 million and stock-based compensation expense of $376,000. We experienced an increase during such period in accounts receivable of $2.7 million on increased sales and slower collection of receivables, an increase in accounts payable of $3.0 million and an increase in spare parts of $1.4 million due primarily to an increase in furnace material inventory. We also experienced a decrease in accrued payroll of $427,000 due to pay outs of bonuses earned in 2007 and a decrease in deferred revenue of $500,000 due to recognition of revenue deferred on a contract research project.

Cash provided by operating activities was $2.3 million for the six months ended June 30, 2007. During such period, we generated net income of $515,000 and we incurred non-cash charges of $2.8 million, including depreciation expense of $1.6 million, change in carrying value of preferred stock warrants of $721,000, stock-based compensation expense of $191,000 and interest expense related to debt accretion of $284,000. We experienced an increase during the period in accounts receivable of $901,000 on increased sales, an increase in accounts payable of $678,000 and an increase in inventory of $388,000 due to higher production to meet increased customer demand. We also experienced a decrease in accrued payroll of $186,000 due to pay outs of bonuses earned in 2006.

The $1.4 million increase in cash provided by operating activities for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, is primarily attributable to an increase in net income of $3.9 million, as sales of larger diameter, higher margin products increased, partially offset by a decrease in non-cash charges of $394,000 primarily associated with our debt financing and change in carrying value of convertible preferred stock warrants which were retired with our IPO. On a period-over-period basis as sales increased, we experienced an increase in accounts receivable of $1.8 million and an increase in inventory and spare parts inventory of $1.6 million, the latter in order to have necessary stock on hand to meet customer needs and expansion efforts. We also experienced an increase in accounts payable of $2.3 million in support of increased production and capital asset expansion. We also experienced a decrease in deferred revenue of $500,000 due to recognition of revenue deferred on a contract research project and a decrease of $542,000 in accrued liabilities on timing of payments.

Cash flows used in investing activities

Net cash used in investing activities was $4.1 million and $4.5 million for the six months ended June 30, 2008 and 2007, respectively. During the six months ended June 30, 2008, we used approximately $7.2 million to purchase components used to construct additional crystal growth furnaces, approximately $926,000 for infrastructure changes needed to expand operations in our facility in Bensenville, Illinois and approximately $2.7 million to purchase various equipment used to expand our production capacity in support of our sales growth. This was partially offset by proceeds from sales of investments of $6.7 million. During the six months ended June 30, 2007, we used approximately $3.3 million to add crystal growth furnaces and approximately $1.2 million to upgrade existing capacity in other areas. We expect to spend between $15.0 million to $20.0 million per year for 2008 and 2009 on capital expenditures to support our expected sales growth.

Cash flows from financing activities

Net cash provided by financing activities was $520,000 and $2.2 million for the six months ended June 30, 2008 and 2007, respectively. Net cash provided from financing activities for the six months ended June 30, 2008 reflects $591,000 from proceeds from stock option exercises partially offset by remaining costs of $38,000 from our IPO and $29,000 of payments made on a capital lease. Net cash provided by financing activities for the six months ended June 30, 2007 reflects proceeds of $8.1 million from refinancing our line of credit and term debt facility partially offset by $5.9 million of payments made on capital leases and retirement of a refinanced line of credit and term debt facility.

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

Contractual obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments at June 30, 2008. Changes in our business needs, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are complex and necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table sets forth information relating to our contractual obligations at June 30, 2008:

	Payments due in
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(in millions)
Purchase obligations	$5,540,000	—	—	—	$5,540,000

Total contractual obligations	$5,540,000	$—	$—	$—	$5,540,000

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

Stock-based compensation

Effective January 1, 2006, we adopted SFAS 123R which amends SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and requires us to expense stock options based upon the fair market value on the date of grant. We adopted SFAS 123R using the prospective method. Under this transition method, the provisions of SFAS 123R are applied to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. We selected the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model will be affected by assumptions regarding a number of complex and subjective variables. These variables include our expected stock volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates, forfeitures and expected dividends.

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

Based on the variables affecting the valuation of our common stock and the method used for allocating compensation costs, we recognized $159,063 and $324,623 in stock compensation expense during the three and six months ended June 30, 2008.

With respect to each option grant date for the three and six months ended June 30, 2007, we determined the deemed fair value of our common stock. As there was no public market for our common stock during these periods, this determination was necessarily subjective. In making this determination, we considered a number of factors, including:

•	the issuance price of our series of preferred shares to third parties;

•	the liquidation preference and other rights of the preferred shares; and

•	the fact that the option grants involved illiquid securities of a private company.

Valuation methodologies employed

The valuation methodologies we employed in connection with these 2007 option grants were based on various generally accepted valuation methods. Specifically, at each reporting date we analyzed the value of the company, or the business enterprise value, using market and income approaches, and then allocated the business enterprise value using contingent claims analysis, an application of option pricing theory. The allocation of the business enterprise value to convertible preferred stock, common stock, warrants and stock options at June 30, 2007 used option pricing theory and considered the probability of an initial public offering.

In determining the business enterprise value at June 30, 2007, we used both market and income value approaches. The market approach used both comparable company and transaction valuation methods. The comparable company market approach used revenue multiples observed in active securities markets and the transaction method used both revenue and EBITDA (earnings before interest, taxes, depreciation and amortization) multiples observed in the mergers and acquisitions market. The income approach determines a business enterprise value using the discounted present value of projected cash flow streams.

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

The aggregate intrinsic value of all stock options outstanding at June 30, 2008 is $14.7 million, based on the fair market value of the common stock at June 30, 2008.

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

For the quarter ended June 30, 2008, we did not engage in any off-balance sheet arrangements.

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

Management’s evaluation of disclosure controls and procedures

Based on evaluations at June 30, 2008, our chief executive officer and chief financial officer (together, our “certifying officers”), with the participation of the management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our certifying officers have concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2008, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. At the end of fiscal year 2008, Section 404 of the Sarbanes-Oxley Act of 2002 will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm will be required to report on the effectiveness of our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

None.

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

For the quarter ended June 30, 2008, three investors exercised warrants to purchase an aggregate of 28,791 shares of our common stock at an exercise price of $7.28 and one investor exercised warrants to purchase 24,438 shares of our common stock at an exercise price of $3.6478. In lieu of paying the exercise price in cash, the investors used the cashless exercise features of the warrants and surrendered to us for cancellation an aggregate of 10,566 shares of our common stock, resulting in a net issuance of 42,663 shares in the aggregate to the investors.

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

In 2007, we had used approximately $7.6 million of the net proceeds to repay borrowings outstanding under the revolving line of credit financing agreement with Hercules Technology Growth Capital, Inc. and to pay related fees and expenses. In the six months ended June 30, 2008, we used $10.9 million for the purchase and installation of leasehold improvements and machinery and equipment associated with the expansion of our Bensenville, Illinois and Franklin Park, Illinois manufacturing facilities. We intend to use the remaining $62.5 million of the net proceeds from the offering for additional expansion of our manufacturing facilities, working capital and other general corporate purposes.

(c) We did not repurchase any shares of our equity securities during the quarter ended June 30, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the second quarter of 2008.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits filed or incorporated by reference as a part of this report are listed in the Index to Exhibits which appears following the signature page to this Quarterly Report on Form 10-Q and is incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 2008.

Rubicon Technology, Inc.

By	/s/ Raja M. Parvez
Raja M. Parvez
Chief Executive Officer and President (Principal Executive Officer)

By	/s/ William F. Weissman
William F. Weissman
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

The Exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Incorporation by Reference
3.1	Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to Amendment No. 2, filed on November 1, 2007, to the registrant’s Registration Statement on Form S-1(File No. 333-145880)

3.2	Amended and Restated Bylaws of Rubicon Technology, Inc.	Filed as Exhibit 3.2 to Amendment No. 2, filed on November 1, 2007, to the registrant’s Registration Statement on Form S-1(File No. 333-145880)

10.17 (a)	First Amendment of 2008 Sapphire Material Supply Agreement by and between Crystalwise Technology, Inc. and Rubicon Technology, Inc., effective as of July 7, 2008. +

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.