Form 10-Q
period 2008-09-30
Rubicon Technology, Inc.
filed 2008-11-13
CIK 1410172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.001 per share Class	21,279,692 shares outstanding as of November 7, 2008

RUBICON TECHNOLOGY, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended September 30, 2008

PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Rubicon Technology, Inc.

Balance sheets

	September 30, 2008	December 31, 2007
	(unaudited) (in thousands other than share data)
Assets
Cash and cash equivalents	$5,061	$4,380
Restricted cash	7	10
Short-term investments	47,315	67,765
Accounts receivable, net of allowances of $233 and $189	8,037	4,673
Inventories, net	5,602	2,522
Spare parts	2,774	1,203
Prepaid expenses and other current assets	1,279	1,355

Total current assets	70,075	81,908
Investments	9,916	3,200
Property and equipment, net	37,659	26,303

Total assets	$117,650	$111,411

Liabilities and stockholders’ equity
Accounts payable	$3,913	$2,572
Accrued payroll	1,156	1,314
Deferred revenue	—	583
Corporate income and franchise taxes	206	385
Accrued and other current liabilities	507	875

Total current liabilities	5,782	5,729

Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 undesignated shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 85,000,000 shares authorized, 21,274,760 and 20,488,608 shares issued and outstanding	24	24
Additional paid-in capital	260,378	259,243
Accumulated other comprehensive income (loss)	(994)	24
Accumulated deficit	(147,540)	(153,609)

Total stockholders’ equity	118,868	105,682

Total liabilities and stockholders’ equity	$117,650	$111,411

The accompanying notes are an integral part of these statements.

Rubicon Technology, Inc.

Statements of operations

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(unaudited) (in thousands, other than share data)
Revenue	$11,758	$9,117	$33,796	$24,565
Cost of goods sold	7,514	5,769	21,351	16,236

Gross profit	4,244	3,348	12,445	8,329
Operating expenses:
General and administrative	1,356	1,226	5,301	3,578
Sales and marketing	218	157	699	492
Research and development	179	177	679	553
Loss on disposal of assets	1,215	87	1,215	139

Income from operations	1,276	1,701	4,551	3,567

Other income (expense):
Change in carrying value of convertible stock warrants	—	(2,839)	—	(3,560)
Interest income	392	1	1,693	3
Interest expense	—	(191)	(2)	(823)

Total other income (expense)	392	(3,029)	1,691	(4,380)

Income (loss) before income taxes	1,668	(1,328)	6,242	(813)
Income tax expense	49	—	173	—

Net income (loss)	1,619	(1,328)	6,069	(813)
Dividends on preferred stock	—	(1,543)	—	(4,712)
Accretion of redeemable preferred stock	—	(25,884)	—	(46,222)

Net income (loss) attributable to common stockholders	$1,619	$(28,755)	$6,069	$(51,747)

Net income (loss) per common share attributable to common stockholders
Basic	$0.08	$(81.07)	$0.29	$(179.92)

Diluted	$0.07	$(81.07)	$0.27	$(179.92)

Weighted average common shares outstanding used in computing net income (loss) per common share attributable to common stockholders
Basic	21,222,321	354,696	20,891,128	287,614

Diluted	22,084,570	354,696	22,262,889	287,614

The accompanying notes are an integral part of these statements.

Rubicon Technology, Inc.

Statements of cash flows

	Nine months ended September 30,
	2008	2007
	(unaudited) (in thousands)
Cash flows from operating activities
Net income (loss)	$6,069	$(813)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	3,236	2,486
Amortization of financing costs	—	11
Net loss on disposal of equipment	1,215	139
Change in carrying value of convertible preferred stock warrants	—	3,560
Stock-based compensation	571	250
Interest expense related to accretion	—	253
Changes in operating assets and liabilities:
Accounts receivable	(3,364)	(1,163)
Inventories	(3,080)	(779)
Spare parts	(1,571)	(703)
Prepaid expenses and other current assets	62	(1,565)
Accounts payable	1,341	1,622
Accrued payroll	(158)	34
Deferred revenue	(583)	833
Corporate income and franchise taxes	(179)	36
Accrued and other current liabilities	(325)	(145)

Net cash provided by operating activities	3,234	4,056

Cash flows from investing activities
Purchases of property and equipment	(15,807)	(6,740)
Proceeds from sale of investments	12,716	—
Proceeds from disposal of equipment	—	30

Net cash used in investing activities	(3,091)	(6,710)

Cash flows from financing activities
Payment of issuance costs of initial public offering	(38)	—
Proceeds from exercise of options	602	6
Restricted cash	3	—
Proceeds from line of credit	—	3,000
Payments on line of credit	—	(2,973)
Payments on capital lease	(29)	(210)
Proceeds from issuance of long-term debt	—	5,100
Payments on long-term debt	—	(4,741)

Net cash provided by financing activities	538	182

Net increase (decrease) in cash and cash equivalents	681	(2,472)
Cash and cash equivalents, beginning of period	4,380	3,638

Cash and cash equivalents, end of period	$5,061	$1,166

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$2	$587
Supplemental disclosures of non-cash transactions
Warrants issued with debt instruments	$—	$596
Unrealized loss on investments	$1,018	$—
Dividend conversion feature	$—	$14,420

The accompanying notes are an integral part of these statements.

Rubicon Technology, Inc.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2008

1. BASIS OF PRESENTATION

Interim financial data

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Company’s annual report filed on Form 10-K for the fiscal year ended December 31, 2007. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Initial public offering

On November 21, 2007, the Company completed its initial public offering (“IPO”) of common stock in which a total of 6,505,000 shares were sold at an issuance price of $14.00 per share. The Company raised a total of $91.1 million in gross proceeds from the IPO, or approximately $81.0 million in net proceeds after deducting the underwriting discount and commissions of $6.4 million and other offering costs of approximately $3.6 million. Upon the closing of the IPO, all shares of redeemable convertible preferred stock outstanding and preferred stock dividends automatically converted into 13,385,722 shares of common stock. Also, upon the closing of the IPO, 1,217,152 Series B preferred stock warrants and 131,096 Series C preferred stock warrants were exercised on a “net exercise” basis, which resulted in the Company issuing 48,068 shares of common stock. The remaining preferred stock warrants outstanding converted into 806,972 warrants to purchase common stock.

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

	September 30, 2008	December 31, 2007
	(in thousands)
Raw materials	$3,582	$1,215
Work in progress	1,168	1,592
Finished goods	1,248	41

	5,998	2,848
Reserve for obsolescence and realization	(396)	(326)

	$5,602	$2,522

Property and equipment

Property and equipment consisted of the following:

	September 2008	December 2007
	(in thousands)
Machinery, equipment and tooling	$40,395	$27,996
Leasehold improvements	5,292	3,608
Furniture and fixtures	715	708
Information systems	546	546
Construction in progress	5,984	6,150

Total cost	52,932	39,008
Accumulated depreciation and amortization	(15,273)	(12,705)

Property and equipment, net	$37,659	$26,303

Property and equipment are carried at cost and depreciated over their estimated useful lives using the straight-line method. The cost of maintenance and repairs is charged to expense as incurred. Significant renewals and improvements are capitalized. Depreciation and amortization expense associated with property and equipment was $1,186,840 and $3,236,099 for the three and nine months ended September 30, 2008 and $915,037 and $2,486,013 for the three and nine months ended September 30, 2007.

Revenue recognition

The Company recognizes revenue from product sales when earned in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.“ Revenue is recognized when, and if, evidence of an arrangement is obtained and the other criteria to support revenue recognition are met, including:

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

Convertible preferred stock warrant liability

Prior to the IPO, the Company accounted for the carrying value of the preferred stock warrants as a liability pursuant to FASB Staff Position (FSP) 150-5, “Accounting Under SFAS 150 for Freestanding Warrants and Other Similar Instruments on Redeemable Shares” (“FSP 150-5”) and adjusted the fair value at each reporting period with any increase or decrease in fair value reported in other income (expense). At the IPO closing, the warrants were either net exercised or became exercisable for common stock. For the three and nine months ended September 30, 2007, $2,839,000 and $3,560,000 was recorded as the change in value in other income (expense).

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

Net income (loss) per common share attributable to common stockholders

Net income (loss) per share of common stock is as follows for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income (loss) attributable to common stockholders (in thousands):	$1,619	$(28,755)	$6,069	$(51,747)
Net income (loss) per common share attributable to common stockholders:
Basic	$0.08	$(81.07)	$0.29	$(179.92)

Diluted	$0.07	$(81.07)	$0.27	$(179.92)

Weighted average common shares outstanding used in:
Basic	21,222,321	354,696	20,891,128	287,614
Diluted	22,084,570	354,696	22,262,889	287,614

Basic net income (loss) per common share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of diluted common shares outstanding during the period. Diluted shares outstanding are calculated by adding to the weighted-average shares outstanding any common stock equivalents from redeemable preferred stock, and outstanding stock options and warrants based on the treasury stock method.

Diluted net loss attributable to common stockholders per share is the same as basic net loss attributable to common stockholders per share for the three and nine months ended September 30, 2007, because the effects of potentially dilutive securities are anti-dilutive.

At September 30, 2007, the Company had the following anti-dilutive securities outstanding which were excluded from the calculation of diluted net loss per share.

Preferred stock	13,217,850
Warrants	853,019
Stock options	1,399,113

15,469,982

At September 30, 2008, the Company had outstanding 323,900 of anti-dilutive stock options which were excluded from the calculation of diluted net income per share.

Recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” This Statement replaces FASB Statement No. 141, “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how an acquiring company: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) further changes the accounting treatment for certain specific items, including: acquisition costs will be generally expensed as incurred; acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) applies prospectively to any business combinations for which the acquisition date is on or after January 1, 2009.

On January 1, 2008, the Company adopted EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities,” (“EIF 07-03”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption of EITF 07-03 did not have a material impact on the Company’s financial condition or results of operations.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires disclosures related to objectives and strategies for using derivatives; the fair-value amounts of, and gain and losses on, derivative instruments; and credit risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years beginning after November 15, 2008. SFAS 161 is not expected to have a material impact on the Company’s financial statements.

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with accounting principles generally accepted in the United States of America. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” SFAS 162 is not expected to have a material impact on the Company’s financial statements.

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

Revenue is attributed by geographic region based on ship-to location of the Company’s customers. The following table summarizes revenue by geographic region:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Asia	$5,598	$7,621	$17,530	$18,451
North America	5,843	1,262	15,425	5,538
Europe	317	234	841	576

Revenue	$11,758	$9,117	$33,796	$24,565

4. INVESTMENTS

Investments are available-for-sale securities and are recorded at fair value. Unrealized gains and losses are reported as part of accumulated other comprehensive income (loss).

The following table presents the amortized cost and gross unrealized gains and losses on all securities at September 30, 2008:

	Available-for-sale securities (in thousands)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and agency (taxable)	$35,813	$—	$(67)	$35,746
Corporate Notes/Bonds (taxable)	2,760	—	(56)	2,704
States and political subdivisions (taxable)	10,750	—	(834)	9,916
Commercial Paper (taxable)	8,902	—	(37)	8,865

Total available-for-sale securities	$58,225	$—	$(994)	$57,231

The net carrying value and estimated fair value of available-for-sale securities at September 30, 2008, by contractual maturity, were as follows:

	Cost	Fair value
Due in one year or less	$47,475	$47,315
Due after one year through three years	—	—
Due after three years	$10,750	$9,916

A portion of our excess cash is invested in auction rate securities and, as of September 30, 2008, $9.9 million of these securities are in the investment portfolio. All of these auction rate securities are AAA rated by one or more of the major credit rating agencies and have contractual maturities from 2036 to 2045. Further, all of these securities are collateralized by student loans, and approximately 99% of the collateral qualifies under the Federal Family Education Loan Program and is guaranteed by the US government. Auctions have failed for all of our auction rate securities, resulting in our inability to sell these securities in the short term. A failed auction results in a lack of liquidity in the securities but does not signify a default by the issuer. Upon an auction failure, the interest rates do not reset at market rate but instead reset based on a formula contained in the security. If we need access to these funds, we will not be able to do so without the possible loss of principal or until a future auction for these investments is successful, they are redeemed by the issuer, or they mature. We cannot predict if or when a successful auction or redemption will take place. We do not believe we need access to these funds for operational purposes for the foreseeable future. We continue to monitor and evaluate these investments on a quarterly basis for impairment and the need to reclassify as long-term investments. At September 30, 2008, all of these securities have been classified as long-term investments. All of the securities are due for auction again every 28 days.

On October 23, 2008 the Company accepted an offer from UBS, AG of Auction Rate Security Rights (ARS Rights). These rights permit us to require UBS, AG between June 10, 2010 and July 2, 2012 (the exercise period) to purchase our auction rate securities at par value. In exchange, UBS, AG is granted the right, at their sole discretion, to sell or otherwise dispose of our auction rate security investments until July 2, 2012 as long as the Company receives a payment of par value upon the sale or disposition. In addition, the rights permit the Company to establish a demand revolving credit line in an amount equal to the par value of the securities at a net no cost. If the Company’s debt is determined to be rated below investment grade or is not rated, the amount that can be borrowed is limited to 75% of the market value of the auction rate securities.

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis in accordance with SFAS No. 157 as of September 30, 2008:

	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$3,258	$—	$—	$3,258
Investments:
Available-for-sales securities—current	—	47,315	—	47,315
Available-for-sales securities—non-current	—	—	9,916	9,916

Total	$3,258	$47,315	$9,916	$60,489

Level 3 assets consist of AAA-rated municipal bonds with an auction reset feature, and auction rate securities, whose underlying assets are generally student loans which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. As of September 30, 2008, due to the auction failures, underlying maturities of the auction rate securities of greater than one year and the Company’s ability to hold the securities beyond one year, the Company reclassified its investment in auction rate securities from short-term investments to long-term investments. These investments were valued at fair value as of September 30, 2008. The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of September 30, 2008:

Auction rate securities
Balance at January 1, 2008	$3,200
Net transfers in: auction rate securities with failed auctions	7,550
Unrealized losses included in other accumulated comprehensive income	(834)

Balance at September 30, 2008	$9,916

In addition to the debt securities noted above, the Company had approximately $1.8 million of time deposits included in cash and cash equivalents as of September 30, 2008.

5. SIGNIFICANT CUSTOMERS

For the three months ended September 30, 2008, the Company had four customers that accounted for approximately 36%, 14%, 11% and 10% of its revenue and for the three months ended September 30, 2007, the Company had three customers that accounted for approximately 26%, 20% and 19% of its revenue. For the nine months ended September 30, 2008, the Company had four customers that accounted for approximately 32%, 15%, 13% and 11% of its revenue and for the nine months ended September 30, 2007, the Company had three customers that accounted for approximately 27%, 20% and 13% of its revenue.

Customers individually representing more than 10% of trade receivables accounted for approximately 65% and 69% of accounts receivable as of September 30, 2008 and December 31, 2007, respectively. At September 30, 2008 Peregrine Semiconductor Corporation accounted for 35% ($2.9 million) of accounts receivable. The Company grants credit to customers based on an evaluation of their financial condition. Losses from credit sales are provided for in the financial statements.

6. STOCKHOLDERS’ EQUITY, REDEEMABLE STOCK CONVERSIONS, ACCRUED DIVIDEND CONVERSIONS AND WARRANT CONVERSIONS

Common Stock – As of September 30, 2008, the Company had 85,000,000 shares of common stock authorized with a par value of $0.001 and the Company had reserved 1,175,224 shares of common stock for issuance upon the exercise of outstanding common stock options. Also, 2,062,725 shares of the Company’s common stock were reserved for future grants of stock options (or other similar equity instruments) under the Company’s 2001 Equity Plan (the “2001 Plan”) and 2007 Stock Incentive Plan (the “2007 Plan”) as of September 30, 2008. In addition, 410,383 shares of the Company’s common stock were reserved for future exercise of outstanding warrants as of September 30, 2008.

On November 21, 2007, the Company completed an IPO of 6,505,000 shares of its common stock (including the underwriters’ exercise of their over-allotment option) at a public offering price of $14.00 per share. Net cash proceeds from the initial public offering were $81 million after deducting offering costs.

Warrants and warrant conversions – Upon the closing of the Company’s IPO, all preferred stock warrants were either converted into common stock warrants or net exercised. For the nine months ended September 30, 2008, 385,462 common stock warrants were exercised in full on a “net exercise basis”, which resulted in the Company issuing 292,922 shares of common stock to the warrant holders.

Redeemable convertible preferred stock – Prior to the IPO, the Company issued various series of preferred stock. At anytime after December 15, 2008, the holders of Series E, D, D-2, C, C-2, B, B-2 and A preferred stock would have had the option to sell their shares back to the Company at the greater of original purchase price plus accrued and unpaid dividends, or the current fair market value of the shares plus accrued and unpaid dividends. As a result, the carrying value of the preferred stock was increased by an accretion each period so that the carrying amounts equaled the greater of original purchase price plus accrued and unpaid dividends, or the current fair market value of the shares plus accrued and unpaid dividends for the Series E, D, D-2, C, C-2, B, B-2 and A preferred stock. The accreted amounts were recorded to additional paid-in capital, if any, and then to accumulated deficit. The accretion recorded at September 30, 2007 was recorded to bring the carrying value of the redeemable convertible preferred stock to their redemption values as of September 30, 2007. At the IPO, the option to sell was terminated.

Dividend conversion feature

The Company’s redeemable convertible preferred stock provided that the holders, at their discretion, could require the conversion of accumulated dividends into either cash or common stock based upon stated conversion rates. Accordingly, in accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, any excess of the fair value of common stock a holder would receive over the accumulated dividends was recorded as the dividends accrued. At September 30, 2007 the accumulated dividends were less than the value of the common shares the holder would receive upon conversion. Accordingly, the Company recorded the excess fair value of the common shares that could be received upon conversion over the amount of cash dividends in the amount of $14,420,000 to additional paid-in-capital and accumulated deficit. At November 21, 2007, the IPO date, the accumulated dividends were greater than the value of the shares the holder would receive upon conversion. At the closing of the IPO, accumulated dividends were converted to common stock.

7. STOCK INCENTIVE PLANS

The Company sponsors a stock option plan, the 2001 Plan, which allows for the grant of incentive and nonqualified stock options for the purchase of common stock. Each option entitles the holder to purchase one share of common stock at the specified option exercise price. The exercise price of each incentive stock option granted must not be less than the fair market value on the grant date. After the completion or the IPO, the Company’s Board of Directors determined not to grant any additional awards under the 2001 Plan. Management and the Board of Directors determine vesting periods and expiration dates at the time of the grant.

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

Upon the adoption of SFAS 123R, the Company began using the Black-Scholes option pricing model to value stock options. The Company uses historical stock prices of companies which it considers as a peer group as the basis for its volatility assumptions. The assumed risk-free rates were based on US Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The expected term is based upon the vesting term of the Company’s options, a review of a peer group of companies, and expected exercise behavior. The forfeiture rate is based on past history of forfeited options. The expense is being allocated using the straight-line method. For the three and nine months ended September 30, 2008, the Company recorded $130,344 and $454,967, respectively, of stock compensation expense under SFAS 123R. For the three and nine months ended September 30, 2007, the Company recorded $58,783 and $249,686, respectively, of stock compensation expense under SFAS 123R. As of September 30, 2008, the Company has $2,201,794 of total unrecognized compensation cost related to nonvested awards granted under the Company’s stock-based plans that it expects to recognize over a weighted-average period of 3.08 years. Under the prospective method of adoption of SFAS 123R, the Company continues to account for options issued prior to January 1, 2006 under the intrinsic value method of APB 25.

The following table summarizes the activity of the stock incentive and equity plans as of September 30, 2008 and changes during the nine months then ended:

	Shares available for grant	Number of options outstanding	Weighted- average option exercise price	Number of restricted and other stock shares issued
At December 31, 2007	2,020,685	1,710,494	$5.87	14,284
Authorized	—	—	—	—
Granted	(41,337)	34,050	23.30	7,287
Exercised	—	(485,943)	1.24	—
Cancelled/forfeited	83,377	(83,377)	8.55	—

At September 30, 2008	2,062,725	1,175,224	8.10	21,571

Exercisable at September 30, 2008		509,238	5.78	—

The weighted average fair value per share of options granted for the three and nine months ended September 30, 2008 was $11.64 and the fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model using an expected term of 4.8 years, a risk-free interest rate ranging from 2.37% to 3.28%, expected volatility of 56% and no dividend yield. The Company used an expected forfeiture rate of 25%. The weighted average fair value per share of options granted for the three and nine months ended September 30, 2007 was $2.00 and $2.03 and the fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model using an expected term of 4.8 years, a risk-free interest rate ranging from 4.25% to 4.92%, expected volatility of 56% and no dividend yield. The Company used an expected forfeiture rate of 25%.

During the nine months ended September 30, 2008, the Company granted restricted and unrestricted stock shares totaling 7,287 shares to outside directors of the Company at a fair value of $177,575. For the three and nine months ended September 30, 2008, the Company recorded $28,499 and $79,577 of stock compensation expense related to restricted stock. For the three and nine months ended September 30, 2008, the Company recorded $36,957 of stock compensation expense related to unrestricted stock.

A summary of the Company’s non-vested options during the nine month period ended September 30, 2008 is presented below:

	Options	Weighted-average exercise price
Non-vested at January 1, 2008	899,768	$8.37
Granted	34,050	23.30
Vested	(201,672)	5.35
Forfeited	(66,159)	10.12

Non-vested at September 30, 2008	665,987	$9.87

8. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company has entered into agreements to purchase equipment or components to construct furnaces. These agreements will result in the Company purchasing equipment or components for a total cost of approximately $3,769,000 with deliveries occurring through March 2009.

Litigation

From time to time, the Company experiences routine litigation in the normal course of its business. Through September 2008, all pending litigation was settled and did not have a material adverse effect on the financial condition or results of operations of the Company.

9. SUBSEQUENT EVENT

On October 23, 2008 the Company accepted an offer from UBS, AG of Auction Rate Security Rights (ARS Rights). These rights permit us to require UBS, AG between June 10, 2010 and July 2, 2012 (the exercise period) to purchase our auction rate securities at par value. In exchange, UBS, AG is granted the right, at their sole discretion, to sell or otherwise dispose of our auction rate security investments until July 2, 2012 as long as the Company receives a payment of par value upon the sale or disposition. In addition, the rights permit the Company to establish a demand revolving credit line in an amount equal to the par value of the securities at a net no cost. If the Company’s debt is determined to be rated below investment grade or is not rated, the amount that can be borrowed is limited to 75% of the market value of the auction rate securities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding our estimates, expectations, beliefs, intentions, projections or strategies for the future, results of operations, financial position, net sales, projected costs, prospects and plans and objectives of management for future operations may be “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, as amended. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.) or the negative thereof. Items contemplating or making assumptions about actual or potential future sales, market size and trends or operating results also constitute forward-looking statements.

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Before investing in our common stock, investors should be aware that the occurrence of the risks, uncertainties and events described in the section entitled “Risk factors” in our Annual Report on Form 10-K and elsewhere in this Quarterly Report could have a material adverse effect on our business, results of operations and financial condition.

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

Our revenue consists of sales of sapphire materials sold in core, as-cut, as-ground and polished forms in two, three, four and six inch diameters as well as optical materials sold as blanks or polished windows. Products are made to varying specifications, such as crystal planar orientations and thicknesses. We have focused on increasing sales of larger diameter substrates, which we define as three inch or greater in diameter, as they generally yield higher gross margins. Revenue from our SOS customer, which use six inch substrates, represented 24% of our total revenue for the three months ended September 30, 2008, as compared to 18% of total revenue for the three months ended September 30, 2007. Revenue from our SOS customers, which use six inch substrates, represented 37% of our total revenue for the nine months ended September 30, 2008, as compared to 15% of total revenue for the nine months ended September 30, 2007. Sales of larger diameter substrates to our LED customers also grew faster than sales of two inch diameter substrates over the past twelve months. Much of the sapphire we sell into the marketplace is used in the manufacture of consumer electronic devices. The current global financial crisis is having a significant impact on consumer spending which is resulting in a reduction in demand for our sapphire. Over the coming quarters, we expect our revenue and earnings to be substantially lower as a result of this reduced demand. The exact extent of that impact is, however, difficult to quantify at this time.

Historically, a significant portion of our revenue has been derived from sales to relatively few customers. For the three months ended September 30, 2008, we had four customers that accounted for approximately 36%, 14%, 11% and 10% of our revenue and for the three months ended September 30, 2007, we had three customers that accounted for approximately 26%, 20% and 19% of our revenue. For the nine months ended September 30, 2008, we had four customers that accounted for approximately 32%, 15%, 13% and 11% of our revenue and for the nine months ended September 30, 2007, we had three customers that accounted for approximately 27%, 20% and 13% of our revenue.

Other than as discussed above, none of our customers accounted for more than 10% of our revenue for such periods. Although we are attempting to diversify and expand our customer base, we expect our revenue to continue to be concentrated among a small number of customers. We expect that our significant customers may change from period to period. Our significant customer in the SOS market, Peregrine Semiconductor Corporation, has begun to accumulate an inventory of sapphire wafers and has notified us that they cannot accept shipment of sapphire until further notice. The remaining value of the current contract is approximately $7 million; $2 million was to be delivered in the fourth quarter of this year and the remaining $5 million in the first half of 2009. Peregrine accounted for 36% and 32% of our revenue for the three and nine months ended September 30, 2008 and 35% ($2.9 million) of our accounts receivable at September 30, 2008. We are examining the potential impact of this development to our operations.

We recognize revenue upon shipment to our customers. We derive a significant portion of our revenue from customers outside of the United States. The majority of our sales are to the Asian market and we expect that region to continue to be a major source of revenue for us. All of our revenue is denominated in US dollars.

Our cost of goods sold consists primarily of manufacturing materials, labor, manufacturing-related overhead such as utilities, depreciation and rent, provisions for excess and obsolete inventory reserves, freight and warranties. We manufacture our products at our Franklin Park, Illinois and Bensenville, Illinois manufacturing facilities based on customer orders. We purchase materials and supplies to support such demand. We are subject to variations in the cost of raw materials and consumables from period to period because we do not have long-term fixed-price agreements with our suppliers. For the three and nine months ended September 30, 2008, utility costs represented approximately 15% and 12% of our cost of goods sold. Our one year contract for electric power expired on May 8, 2008. We entered into a new contract on an index pricing basis pursuant to which we are charged monthly the average of the daily rates per kilowatt hour. On May 23, 2008, we amended this contract to move one half of our electricity usage off of the index pricing and on to a fixed rate per kilowatt hour through the remainder of 2008. The current blend of index and fixed pricing is approximately 20% higher than the average rate paid under the contract that expired on May 8, 2008. As index rates fluctuate, these costs may fluctuate through the remainder of this year. On July 25, 2008, we entered into a separate contract for the period January 1, 2009 through December 31, 2010 that provides electricity priced at a new fixed rate per kilowatt hour. This new fixed rate is approximately 13% below the current blended average rate.

Our gross margin increased by 3% in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. This increase in gross profit was primarily due to recording $1.3 million of contract revenue which has little direct cost associated with it therefore increasing gross margin. Excluding this revenue, gross margin was 34.2% for the nine months ended September 30, 2008 and 2007.

Our operating expenses are composed of sales and marketing, research and development (“R&D”), and general and administrative expenses (“G&A”). G&A expenses consist primarily of salaries and associated costs for employees in finance, human resources, information technology and administrative activities, charges for accounting, legal, and insurance fees, and stock-based compensation under Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”). The majority of our stock-based compensation relates to administrative personnel and is accounted for as a general and administrative expense. For the three and nine months ended September 30, 2008, our stock-based compensation expense was $130,344 and $454,967, respectively. For the three and nine months ended September 30, 2007, our stock-based compensation expense was $58,783 and $249,686, respectively. In 2008, we began incurring additional accounting, legal, insurance, investor related and other costs associated with being a public company.

Other income (expense) consists of interest expense and change in carrying value of convertible preferred stock warrants, which is offset in part by interest income. Interest expense consists of interest on debt and amortization of the fair value of our convertible preferred stock warrants issued as part of debt financing transactions. For the three months ended September 30, 2007, interest expense was $191,000. There was no interest expense for the three months ended September 30, 2008. For the nine months ended September 30, 2008 and 2007, interest expense was $2,000 and $823,000, respectively. We repaid most of our outstanding indebtedness with a portion of the proceeds from our IPO in November 2007 and repaid the remainder in February 2008. The remaining unamortized debt discount associated with the convertible preferred stock warrants issued as part of debt financing transactions was expensed in November 2007 upon the repayment of the debt. Consequently, we incurred minimal interest expense for the three and nine months ended September 30, 2008 and we do not expect to incur interest expense for the next twelve months. Proceeds from our IPO are invested in available-for-sale securities.

The change in carrying value of preferred stock warrants is associated with the value of warrants classified as liabilities. These warrants converted into common stock warrants in connection with our IPO. We no longer incur this non-cash gain or loss following the conversion of these warrants to common stock warrants. Additional information on our accounting for change in carrying value of preferred stock warrants is provided in “—Critical accounting policies and estimates.”

We account for income taxes under the asset and liability method whereby the expected future tax consequences of temporary differences between the book value and the tax basis of assets and liabilities are recognized as deferred tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to be recognized. A full valuation allowance is provided as management cannot conclude that it is more likely than not that our deferred tax assets will be realized. At September 30, 2008, we had approximately $33 million in net operating loss carryforwards (“NOLs”). We believe that we are not restricted in our ability to use the full amount of the NOLs, nor is there a limit to the amount of NOLs that may be used in any given year.

We opened our Bensenville, Illinois manufacturing facility in January 2008 and are installing crystal growth furnaces in order to expand our production capacity. We expect to spend approximately $20 million in 2008 on capital expenditures. Our capital expenditure plans for 2009 are under review given the current market environment. Our capital expenditures for the nine months ended September 30, 2008 were $15.8 million.

RESULTS OF OPERATIONS THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

The following table sets forth our statements of operations for the periods indicated:

	Three months ended September 30,
	2008	2007
	(in millions)
Revenue	$11.8	$9.1
Cost of goods sold	7.6	5.8

Gross profit	4.2	3.3

Operating expenses:
General and administrative	1.3	1.2
Sales and marketing	0.2	0.1
Research and development	0.2	0.2
Loss on disposal of assets	1.2	0.1

Total operating expenses	2.9	1.6

Income from operations	1.3	1.7
Other income (expense)	0.4	(3.0)

Income (loss) before income taxes	1.7	(1.3)
Income tax expense	.1	—

Net income (loss)	$1.6	$(1.3)

The following table sets forth our statements of operations as a percentage of revenue for the periods indicated:

	Three months ended September 30,
	2008	2007
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	64	64

Gross profit	36	36

Operating expenses:
General and administrative	11	13
Sales and marketing	2	1
Research and development	2	2
Loss on disposal of assets	10	1

Total operating expenses	25	17

Income from operations	11	19
Other income (expense)	3	(33)

Income (loss) before income taxes	14	(14)
Income tax expense	—	—

Net income (loss)	14%	(14%)

Revenue. Revenue was $11.8 million for the three months ended September 30, 2008 and $9.1 million for the three months ended September 30, 2007, an increase of $2.7 million, or 29%. Revenue for the three months ended September 30, 2008 from larger diameter products, which we define as three inch or greater, represented 52% of revenue compared to 43% for the three months ended September 30, 2007. Revenue increased across all product lines except for larger diameter as-ground wafers, which decreased by $313,000, and two inch diameter core and wafers, which decreased by $384,000, as we shifted capacity to other larger diameter product lines, primarily six inch polished production. Our revenue increase was primarily attributable to an increase in shipments of larger diameter substrates to the LED industry, resulting in additional revenue of $791,000, and sales of six inch polished products to the SOS RFIC market, which increased by $1.6 million as a result of higher volumes, offset by a slight decline in sales prices totaling $226,000. We had higher contract research revenue of $1.1 million as we met deliverables associated with our contract for the development of eight inch wafers.

Gross profit. Gross profit was $4.2 million for the three months ended September 30, 2008 and $3.3 million for the three months ended September 30, 2007, an increase of $896,000. This increase in gross profit was primarily due to recording $1.3 million of contract revenue which has little direct cost associated with it therefore increasing gross margin in the quarter. Gross margin for the three months ended September 30, 2008 excluding this revenue was 27.9%, a decline of 8.8%. This decline was due to lower utilization of equipment and staff as a result of polished and smaller diameter product orders shifting from the three months ended September 30, 2008 to 2009.

General and administrative expenses. G&A expenses were $1.3 million for the three months ended September 30, 2008 and $1.2 million for the three months ended September 30, 2007, an increase of $130,000. The increase was primarily due to $341,000 of higher audit, investor related, insurance, back office headcount, legal, and board costs associated with operating as a public company, offset by lower bonus costs of $216,000.

Sales and marketing expenses. Sales and marketing expenses were $218,000 for the three months ended September 30, 2008 and $157,000 for the three months ended September 30, 2007, an increase of $61,000. The increase in sales and marketing expenses is attributable to additional headcount of $22,400 and increased travel, marketing and trade show expenses of $43,500, all in support of increased revenue and initiatives to help grow sales with new customers.

Research and development expenses. R&D expenses were $179,000 for the three months ended September 30, 2008 and $177,000 for the three months ended September 30, 2007, an increase of $2,000. The increase was primarily attributable to an increase in headcount and travel of $28,300 offset by lower project costs of $28,500.

Other income (expense). Other income (expense) was $392,000 for the three months ended September 30, 2008 and ($3.0) million for the three months ended September 30, 2007, an increase in net other income of $3.4 million. The increase was due in part to the elimination of charges relating to the carrying value of preferred stock warrants, which were $2.8 million in the three months ended September 30, 2007. Interest expense decreased by $191,000 as a result of extinguishing our debt, and interest income increased by $392,000 as interest was earned on invested proceeds from our IPO.

RESULTS OF OPERATIONS NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

The following table sets forth our statements of operations for the periods indicated:

	Nine months ended September 30,
	2008	2007
	(in millions)
Revenue	$33.8	$24.6
Cost of goods sold	21.4	16.3

Gross profit	12.4	8.3

Operating expenses:
General and administrative	5.3	3.6
Sales and marketing	0.7	0.5
Research and development	0.7	0.5
Loss on disposal of assets	1.2	0.1

Total operating expenses	7.9	4.7

Income from operations	4.5	3.6
Other income (expense)	1.7	(4.4)

Income (loss) before income taxes	6.2	(0.8)
Income tax expense	0.1	—

Net income (loss)	$6.1	$(0.8)

The following table sets forth our statements of operations as a percentage of revenue for the periods indicated:

	Nine months ended September 30,
	2008	2007
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	63	66

Gross profit	37	34

Operating expenses:
General and administrative	16	15
Sales and marketing	2	2
Research and development	2	2
Loss on disposal	4	—

Total operating expenses	24	19

Income from operations	13	15
Other income (expense)	5	(18)

Income (loss) before income taxes	18	(3)
Income tax expense	—	—

Net income (loss)	18%	(3%)

Revenue. Revenue was $33.8 million for the nine months ended September 30, 2008 and $24.6 million for the nine months ended September 30, 2007, an increase of $9.2 million, or 38%. Revenue for the nine months ended September 30, 2008 from larger diameter products, which we define as three inch or greater, represented 52% of revenue compared to 36% for the nine months ended September 30, 2007. Revenue increased across all product lines except for larger diameter as-ground and as cut wafers, which decreased by $384,000, and two inch core and wafer product, which decreased by $1.3 million as we shifted capacity to larger diameter product lines, primarily six inch polished production. Our revenue increase was primarily attributable to an increase in shipments of larger diameter substrates to the LED industry, resulting in additional revenue of $3.2 million, and sales of six inch polished products to the SOS RFIC market, which increased by $6.4 million as a result of higher volumes, offset by a slight decline in sales prices totaling $574,000. Revenue also increased on higher contract research revenue of $1.4 million as we met deliverables associated with our contract for the development of eight inch wafers. We also had higher revenue of $441,000 from optical products due to increased sales of sapphire and fluorides for military, aerospace, sensor and other applications.

Gross profit. Gross profit was $12.4 million for the nine months ended September 30, 2008 and $8.3 million for the nine months ended September 30, 2007, an increase of $4.1 million. The increase in gross profit was primarily due to increased volume of sales to higher margin larger diameter products partially offset by costs attributable to lower utilization of equipment and staff as a result of polished and smaller diameter product orders shifting from 2008 to 2009. Also, the increase in gross profit was partially due to recording $1.3 million of contract revenue which has little direct cost associated with it therefore increasing gross margin.

General and administrative expenses. G&A expenses were $5.3 million for the nine months ended September 30, 2008 and $3.6 million for the nine months ended September 30, 2007, an increase of $1.7 million. The increase was primarily due to $958,000 of higher audit, investor-related, insurance, back office headcount, legal, and board costs associated with operating as a public company, $729,000 of costs associated with the follow-on public offering, $221,000 from higher payroll and payroll taxes associated with the exercise of stock options, and $162,000 in higher franchise taxes partially offset by lower debt financing costs of $179,000 due to the extinguishment of our debt and lower performance based bonus costs of $255,000.

Sales and marketing expenses. Sales and marketing expenses were $699,000 for the nine months ended September 30, 2008 and $492,000 for the nine months ended September 30, 2007, an increase of $207,000. The increase in sales and marketing expenses is attributable to additional payroll and payroll taxes associated with the exercise of stock options of $124,000, increased travel expense of $35,700 and increased marketing and trade show expenses of $61,900 all in support of increased revenue and initiatives to help grow sales with new customers.

Research and development expenses. R&D expenses were $679,000 for the nine months ended September 30, 2008 and $553,000 for the nine months ended September 30, 2007, an increase of $126,000. The increase was primarily attributable to an increase in payroll costs of $177,000 partially offset by a decrease in spending on research projects of $61,500.

Other income (expense). Other income (expense) was $1.7 million for the nine months ended September 30, 2008 and ($4.4) million for the nine months ended September 30, 2007, an increase in net other income of $6.1 million. The increase was due in part to the elimination of charges relating to the carrying value of preferred stock warrants, which were $3.6 million in the nine months ended September 30, 2007. Interest expense decreased by $823,000 as a result of extinguishing our debt, and interest income increased by $1.7 million on interest earned on invested proceeds from our IPO.

LIQUIDITY AND CAPITAL RESOURCES

We historically funded our operations using a combination of issuances of common stock and preferred stock, a working capital line of credit and term loans and cash generated from our operations. Since our inception, we have raised approximately $136 million of equity from the issuance of common and preferred stock.

As of September 30, 2008, we had cash and short term investments totaling $52.4 million, including cash of $1.8 million held in deposits at a major bank, $3.3 million invested in money market funds and had short term investments in commercial paper, corporate, state and local bonds, and US treasury securities of $47.3 million. In addition, as of September 30, 2008, we had $9.9 million of investments in municipal auction rate securities which we have classified as long-term investments. In February 2008, we began experiencing failed auctions for our entire auction rate securities portfolio, resulting in our inability to sell these securities in the short term. A failed auction results in a lack of liquidity in the securities but does not signify a default by the issuer. We may need to hold these investments for a longer period than was originally anticipated. On October 23, 2008, we accepted an offer from UBS, AG for settlement rights to sell these securities at par value. More information on our auction rate security position can be found in Notes 4 and 9 to our financial statements for the three and nine months ended September 30, 2008, included elsewhere in this Quarterly Report.

Cash flows from operating activities

Cash provided by operating activities was $3.2 million for the nine months ended September 30, 2008. During such period, we generated net income of $6.1 million and we incurred non-cash charges of $5.0 million, including depreciation expense of $3.2 million, net loss on disposal of equipment of $1.2 million and stock-based compensation expense of $571,000. We experienced an increase during such period in accounts receivable of $3.4 million on increased sales and slower collection of receivables, an increase in accounts payable of $1.3 million, an increase in spare parts of $1.6 million due primarily to an increase in furnace material inventory and an increase in inventory of $3.1 million on increasing safety stock of raw material. We also experienced a decrease in other accruals of $325,000 due to timing on miscellaneous accruals and a decrease in deferred revenue of $583,000 due to recognition of revenue deferred on a contract research project.

Cash provided by operating activities was $4.1 million for the nine months ended September 30, 2007. During such period, we generated net loss of $813,000 and we incurred non-cash charges of $6.7 million, including depreciation expense of $2.5 million, change in carrying value of preferred stock warrants of $3.6 million, stock-based compensation expense of $250,000, net loss on disposal of equipment of $139,000 and interest expense related to debt accretion of $253,000. We experienced an increase in accounts receivable of $1.2 million on increased sales, an increase in accounts payable of $1.6 million and an increase in inventory and spare parts of $1.5 million due to increased production to meet increased customer demand. We also experienced an increase in prepaid expenses and other assets of $1.6 million due to costs incurred in connection with our IPO and an increase in deferred revenue of $833,000 due to revenue deferral on a contract research project.

The $822,000 decrease in cash provided by operating activities for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, is primarily attributable to an increase in net income of $6.9 million, as sales of larger diameter, higher margin products increased, partially offset by a decrease in non-cash charges of $1.7 million primarily associated with our debt financing and the change in carrying value of convertible preferred stock warrants which were retired in connection with our IPO. On a period-over-period basis, as sales increased, we experienced an increase in accounts receivable of $2.2 million on increased sales volume and slower collection of receivables. We also had an increase in inventory of $2.3 million primarily from an increase in raw material inventory as we increased stock in anticipation of higher sales demand and an increase in spare parts inventory of $868,000 to have necessary stock on hand to meet customer needs and expansion efforts. We also experienced a decrease in deferred revenue of $1.4 million due to recognition of revenue deferred on a contract research project, a decrease of $587,000 in accrued liabilities on timing of payments and a decrease in prepaid expenses of $1.6 million as costs incurred in the nine months ended September 30, 2007, for our IPO were reclassified at the IPO date from prepaid to additional paid-in-capital, a component of stockholders’ equity.

Cash flows used in investing activities

Net cash used in investing activities was $3.1 million and $6.7 million for the nine months ended September 30, 2008 and 2007, respectively. During the nine months ended September 30, 2008, we used approximately $10.5 million to purchase components used to construct additional crystal growth furnaces, approximately $1.6 million for infrastructure changes needed to expand operations in our facility in Bensenville, Illinois and approximately $3.7 million to purchase various equipment used to expand our production capacity in support of our sales growth. This was partially offset by proceeds from sales of investments of $12.7 million. During the nine months ended September 30, 2007, we used approximately $4.9 million to add crystal growth furnaces, approximately $1.7 million to upgrade existing capacity in other areas and approximately $125,000 to begin infrastructure changes needed to commence operations in our facility in Bensenville, Illinois. We expect to spend approximately $20 million in 2008 on capital expenditures. Our capital expenditure plans for 2009 are under review given the current market environment. Our capital expenditures for the nine months ended September 30, 2008 were $15.8 million.

Cash flows from financing activities

Net cash provided by financing activities was $538,000 and $182,000 for the nine months ended September 30, 2008 and 2007, respectively. Net cash provided from financing activities for the nine months ended September 30, 2008 reflects $602,000 from proceeds from stock option exercises partially offset by remaining costs of $38,000 from our IPO and $29,000 of payments made on a capital lease. Net cash provided by financing activities for the nine months ended September 30, 2007 reflects proceeds of $8.1 million from refinancing our line of credit and term debt facility partially offset by $7.9 million of payments made on capital leases and retirement of a refinanced line of credit and term debt facility.

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

Contractual obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments at September 30, 2008. Changes in our business needs, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are complex and necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table sets forth information relating to our contractual obligations at September 30, 2008:

	Payments due in
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(in millions)
Purchase obligations	$3,769,000	—	—	—	$3,769,000

Total contractual obligations	$3,769,000	$—	$—	$—	$3,769,000

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

Based on the variables affecting the valuation of our common stock and the method used for allocating compensation costs, we recognized $130,344 and $454,967 in stock compensation expense during the three and nine months ended September 30, 2008, respectively.

With respect to each option grant date for the three and nine months ended September 30, 2007, we determined the deemed fair value of our common stock. As there was no public market for our common stock during these periods, this determination was necessarily subjective. In making this determination, we considered a number of factors, including:

•	the issuance price of our series of preferred shares to third parties;

•	the liquidation preference and other rights of the preferred shares; and

•	the fact that the option grants involved illiquid securities of a private company.

Valuation methodologies employed

The valuation methodologies we employed in connection with these 2007 option grants were based on various generally accepted valuation methods. Specifically, at each reporting date we analyzed the value of the company, or the business enterprise value, using market and income approaches, and then allocated the business enterprise value using contingent claims analysis, an application of option pricing theory. The allocation of the business enterprise value to convertible preferred stock, common stock, warrants and stock options at September 30, 2007 used option pricing theory and considered the probability of an initial public offering.

In determining the business enterprise value at September 30, 2007, we used both market and income value approaches. The market approach used both comparable company and transaction valuation methods. The comparable company market approach used revenue multiples observed in active securities markets and the transaction method used both revenue and EBITDA (earnings before interest, taxes, depreciation and amortization) multiples observed in the mergers and acquisitions market. The income approach determines a business enterprise value using the discounted present value of projected cash flow streams.

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

Determining the fair value of our convertible preferred stock, common stock, warrants and stock options involved complex and subjective judgments involving estimates of revenue, earnings, assumed market growth rates and estimated costs, as well as appropriate discount rates. At the time of each valuation, the significant estimates used in the income approach (discounted cash flow model) included estimates of our revenue and revenue growth rates for several years into the future. Although each time we prepared such forecasts in the preparation of a valuation report, we did so based on assumptions that we believed to be reasonable and appropriate, there can be no assurance that any such estimates for earlier periods have come to pass or that any such estimates for future periods will prove to be accurate.

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

There was no aggregate intrinsic value of all stock options outstanding at September 30, 2008, based on the fair market value of the common stock at September 30, 2008.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” This Statement replaces FASB Statement No. 141, “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how an acquiring company: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) further changes the accounting treatment for certain specific items, including: acquisition costs will be generally expensed as incurred; acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) applies prospectively to any business combinations for which the acquisition date is on or after January 1, 2009.

On January 1, 2008, the Company adopted EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities,” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption of EITF 07-03 did not have a material impact on the Company’s financial condition or results of operations.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires disclosures related to objectives and strategies for using derivatives; the fair-value amounts of, and gain and losses on, derivative instruments; and credit risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years beginning after November 15, 2008. SFAS 161 is not expected to have a material impact on the Company’s financial statements.

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with accounting principles generally accepted in the United States of America. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” SFAS 162 is not expected to have a material impact on the Company’s financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

For the quarter ended September 30, 2008, we did not engage in any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the risk of loss related to changes in market prices, including interest rates, of financial instruments that may adversely impact our financial position, results of operations or cash flows.

Foreign currency exchange risk. To date, all of our international sales have been transacted in US dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions.

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

Management’s evaluation of disclosure controls and procedures

Based on evaluations at September 30, 2008, our chief executive officer and chief financial officer (together, our “certifying officers”), with the participation of the management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our certifying officers have concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2008, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. At the end of fiscal year 2008, Section 404 of the Sarbanes-Oxley Act of 2002 will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm will be required to report on the effectiveness of our internal control over financial reporting.

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

(a) On September 24, 2008, one investor exercised warrants to purchase an aggregate of 152,380 shares of our common stock at an exercise price of $3.6478. In lieu of paying the exercise price in cash, the investor used the cashless exercise features of the warrants and surrendered to us for cancellation an aggregate of 56,561 shares of our common stock, resulting in a net issuance of 95,819 shares in the aggregate to the investor.

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

•

Other expenses—$3,650,000, which included payments for legal services incurred on behalf of certain of the selling stockholders for their participation in the offering, including: Gazelle TechVentures Fund, L.P. and Gazelle Co-Investment Fund, L.P. (the “Gazelle Funds”) which sold approximately 29.56% of the shares sold by the selling stockholders and benefited from offering expenses paid by us on their behalf. Don N. Aquilano, the chairman of our board of directors, is also the managing director and president of Gazelle TechVentures, Inc., the manager of Monument Technology Partners, LLC, which is the general partner of the Gazelle Funds.

•	Total expenses—$10,024,900

Except as described above, none of these payments were direct or indirect payments to directors or officers of the Company or their associates or to persons owning 10% or more of any class of our equity securities or any of our affiliates. The net offering proceeds to us after deducting the total expenses described above totaled approximately $81.0 million. We did not receive any portion of the proceeds from the sale of shares by the selling stockholders. The net proceeds were invested in interest bearing short-term and long-term marketable securities.

The principal purposes of the offering were to obtain additional capital, establish a public market for our common stock and facilitate our future access to public capital markets.

In 2007, we had used approximately $7.6 million of the net proceeds to repay borrowings outstanding under the revolving line of credit financing agreement with Hercules Technology Growth Capital, Inc. and to pay related fees and expenses. In the nine months ended September 30, 2008, we used $15.8 million for the purchase and installation of leasehold improvements and machinery and equipment associated with the expansion of our Bensenville, Illinois and Franklin Park, Illinois manufacturing facilities. We intend to use the remaining $57.6 million of the net proceeds from the offering for additional expansion of our manufacturing facilities, working capital and other general corporate purposes.

(c) We did not repurchase any shares of our equity securities during the quarter ended September 30, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on July 25, 2008. A quorum consisting of approximately 91% of the Company’s common stock issued and outstanding was represented either in person or by proxy. At the meeting, the following proposals were approved by the stockholders:

1.	To elect two directors to three-year terms.

2.	To ratify the appointment of Grant Thornton LLP as independent auditors for the fiscal year ending December 31, 2008.

	For	Against	Withheld	Abstention
Proposal #1:
Raja M. Parvez	18,461,963	—	679,237
Raymond J. Spencer	18,461,412	—	679,788
Proposal #2	19,118,761	15,042	—	7,397

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits filed or incorporated by reference as a part of this report are listed in the Index to Exhibits which appears following the signature page to this Quarterly Report on Form 10-Q and is incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2008.

Rubicon Technology, Inc.

By	/s/ Raja M. Parvez
Raja M. Parvez
Chief Executive Officer and President (Principal Executive Officer)

By	/s/ William F. Weissman
William F. Weissman
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

The Exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Incorporation by Reference
3.1	Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to Amendment No. 2, filed on November 1, 2007, to the registrant’s Registration Statement on Form S-1(File No. 333-145880)

3.2	Amended and Restated Bylaws of Rubicon Technology, Inc.	Filed as Exhibit 3.2 to Amendment No. 2, filed on November 1, 2007, to the registrant’s Registration Statement on Form S-1(File No. 333-145880)

10.1	First Amendment of the 6” Supply Agreement by and between Peregrine Semiconductor Corp. and Rubicon Technology, Inc., effective as of August 22, 2008.+

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.