Form 10-K
period 2008-12-31
Rubicon Technology, Inc.
filed 2009-03-13
CIK 1410172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark one)

☑	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-33834

RUBICON TECHNOLOGY, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-4419301
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9931 Franklin Avenue Franklin Park, Illinois	60131
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (847) 295-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.001 per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

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

Large accelerated filer  ☐    Accelerated filer  ☑    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2008, there were 13,690,927 shares of common stock outstanding held by nonaffiliates of the registrant, and the aggregate market value of the common stock (based upon the closing price of these shares on the NASDAQ Global Market) was approximately $278,199,637 million.

The number of shares of the registrant’s common stock outstanding as of the close of business on March 6, 2009 was 21,289,200.

Documents incorporated by reference:

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders are incorporated by reference into Part III, provided, that if such proxy statement is not filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed no later than the end of such 120-day period.

i

PART I

All statements, other than statements of historical facts, included in this Annual Report on Form 10-K regarding our estimates, expectations, beliefs, intentions, projections or strategies for the future, results of operations, financial position, net sales, projected costs, prospects and plans and objectives of management for future operations may be “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions such as “will,” “may,” “could,” “should,” etc. (or the negative thereof). Items contemplating or making assumptions about actual or potential future sales, market size and trends or operating results also constitute forward-looking statements.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, forward-looking statements are inherently subject to known and unknown risks and business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report, other than as may be required by applicable law or regulation. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

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

OVERVIEW

We are an advanced electronic materials provider that develops, manufactures and sells monocrystalline sapphire and other innovative crystalline products for light-emitting diodes (“LEDs”), radio frequency integrated circuits (“RFICs”), blue laser diodes, optoelectronics and other optical applications. The emergence of sapphire in commercial volumes at competitive prices has enabled the development of new technologies such as high brightness (“HB”) white, blue and green LEDs and highly-integrated RFICs. We apply our proprietary crystal growth technology to produce high-quality sapphire products efficiently to supply our end-markets, and we work closely with our customers to meet their quality and delivery needs. We believe we are the leading supplier of sapphire products to the LED industry.

We are a vertically integrated manufacturer of high-quality sapphire substrates and optical windows that are used in a variety of high-growth, high-volume end-market applications. Our largest product line is two to four inch sapphire wafers for use in LEDs and blue laser diodes for solid state lighting and electronic applications. In addition, we sell six inch sapphire wafers that are used for Silicon-on-Sapphire (“SOS”) RFICs, as well as products for military, aerospace, sensor and other applications. We have also extended our technology to manufacture six inch products to support next-generation LED, and eight inch products to support next generation RFIC and optical window applications and are developing the capacity to produce even larger products.

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

We plan to leverage our technological advantage in efficiently producing high-quality, large-diameter sapphire products to maintain our leadership position and capitalize on future growth opportunities. To attain this goal, we are investing in research and development activities, continuing to enhance our operational capabilities, increasing our brand recognition and diversifying into new market segments.

We are a Delaware corporation incorporated on February 7, 2001.

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

LED applications

Advancements in solid state lighting utilizing HB white, blue and green LEDs over the past decade represent a disruptive technology in the lighting industry, providing significant performance, environmental and economic improvements compared to traditional incandescent or fluorescent lighting. For example, traditional incandescent lamps are inefficient and costly, emitting over 90% of consumed power as heat and lasting only 1,500 to 2,000 hours. Fluorescent lamps produce light by passing electricity through toxic mercury vapor, which creates an environmental disposal problem. LEDs do not contain mercury or lead and are 4.0 to 6.6 times as efficient as traditional incandescent lamps, while providing 35,000 to 50,000 hours of light. These factors, along with their durability, small form factor, excellent color performance, and decreasing costs, have led to growing demand for LEDs in applications such as small displays for mobile devices, flashes for digital cameras, backlighting units (“BLUs”) for displays used in notebook computers, desktop monitors, LCD televisions, public display signs, automotive lights, traffic signals, and general and specialty lighting. Applications using LEDs have unit volumes in the billions and are expected to grow significantly over the next several years. For instance, from 2007 to 2012, HB LED sales are expected to grow at a 21% compound annual growth rate (“CAGR”) according to Strategies Unlimited, an independent market research firm. The production volume of HB LEDs is expected to increase from 38.5 billion units in 2007 to 124 billion units in 2012. Further, the percentage of gallium nitride (“GaN”)-based LEDs, which predominantly use sapphire substrates, is expected to rise from 75% to 84% of the total HB LED production volume in the same time period. Therefore, as the HB LED market grows, we believe the sapphire substrate market will grow as well. However, the worsening recession has had a significantly negative impact on demand for products using LEDs in the second half of 2008 and will continue into 2009.

Mobile devices. LEDs are used in color displays for mobile phones and other portable electronics such as GPS systems, MP3 players and digital camera flashes. According to Strategies Unlimited, the full color display penetration in mobile phones is expected to approach 100% over the next several years. According to a March 2009 report published by Gartner, an independent market research firm, in 2008, the number of mobile phones sold was approximately 1.22 billion units worldwide. LEDs are well-suited for mobile devices due to their low current drain which extends battery life and durability while generating less heat. LEDs used in moble devices outside of cell phones are expected to grow 30% CAGR from 2007 to 2012 according to Strategies Unlimited.

LED backlighting units for large displays. LED BLUs are beginning to replace conventional fluorescent BLUs in notebook computers, desktop monitors and LCD flat panel televisions. Benefits of LED BLUs in these applications are extended battery life, thinner displays, quicker response time and better color rendition. Displays made with LED BLUs also have no toxic materials, which help electronics manufacturers to comply with environmental regulations. DisplayBank, an independent market research firm, estimates an increase in LED penetration in larger (greater than 10 inch) BLUs from 1% in 2007 to 27% by 2012. The backlight market for large-size LCD screens is estimated to grow by greater than 20% per year, approaching 500 million units by 2010, as forecasted by DisplayBank. According to analyst firm DisplaySearch, 13.4% of notebooks shipped in the fourth quarter 2008 featured BLUs versus 6.3% in the third quarter 2008.

Automotive lighting. Automobile manufacturers are increasingly using LEDs in car and truck headlights, turning and tail light functions as well as interior lighting. Benefits include near-instant response time, reduced power usage and more stylish and effective designs. Uses for LEDs in all automotive applications (exterior and interior) are expected to grow at a CAGR of approximately 17% from 2007 to 2012, according to a report published in October 2008 by Strategies Unlimited. Increased LED usage in other transportation vehicles such as motorcycles and commercial jets offers additional growth potential.

Commercial signage/displays. LEDs are becoming more widely used as light sources on large signs, LED displays and outdoor displays, such as jumbo screens used in sporting arenas and electronic billboard displays. The LED commercial sign/display market will grow at an estimated CAGR of approximately 46% from 2007 to 2012, according to a report published in October 2008 by Strategies Unlimited.

Illumination. LEDs are increasingly being used for replacement lamps, architectural lighting, retail displays commercial and industrial lights, residential lighting, street lights and off grid lighting for developing countries and is expected to be one of the fastest growing applications for HB LEDs. The illumination market is forecasted to grow at an estimated CAGR of approximately 37% from 2007 to 2012 according to a report published in October 2008 by Strategies Unlimited.

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

Proprietary technology for crystal growth

We refer to the proprietary technology, equipment and processes we use in the production of our sapphire crystals as “ES2,” which stands for “evolving science, evolving solutions.” Due to our understanding of sapphire crystal growth seeding and crystal growth furnace operational parameters, we have developed a full in-house capability to design, build and maintain ES2 crystal growth furnaces with proprietary features. Our ES2 technology enables us to maintain a highly scalable, efficient operation and to produce large diameter sapphire wafers that we believe exceed the quality of any other sapphire producer today. Our competitors primarily employ the Kyropoulos, Czochralski (“CZ”) or Edge-defined Film-fed Growth (“EFG”) method to grow sapphire crystals. We believe that our ES2 technology, which employs an enhanced Kyropoulos methodology, significantly outperforms other methods of sapphire production with respect to capital costs, operating costs, throughput, quality and diameter size. Using our ES2 technology, we currently have the capability to produce sapphire products with diameters of up to eight inches in production volumes and we are developing the capability to produce larger diameter sapphire products.

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

Vertical integration

We possess critical know-how and proprietary processes and metrology for crystal growth and sapphire processing. We grow sapphire crystals and have extensive capabilities to process sapphire into products that meet our customers’ needs from cores to wafers and window blanks to large diameter epi-polished wafers. In the areas of fabrication and slicing, we employ high volume manufacturing techniques and utilize customized tooling and metrology to hold very tight dimensional and orientation tolerances for sapphire cores and wafers. We also have high precision lapping, edge bevel grinding and annealing capabilities for as ground wafers and window blanks. We have proprietary six and eight inch polishing and ultra-cleaning equipment and processes for SOS RFIC and other applications that demand larger-diameter epi-polished wafers. By vertically integrating our processes, we are able to achieve significant operating efficiencies and produce high-quality, high-precision products that offer cost and quality benefits to our customers. This vertical integration also helps us expand our range of products and protect our technology and manufacturing trade secrets.

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

STRATEGY

Our goal is to be the leading global provider of advanced monocrystalline substrate and window materials to the solid state lighting, SOS RFIC, aerospace and optical markets. We currently occupy a leading position among sapphire producers worldwide in market volume for two through four inch sapphire products for LEDs. A key element of our strategy is to increase the proportion of our shipments of four and six inch diameter products. The time elapsed from our beginning product development to shipping commercial volumes in the six inch sapphire substrate market was less than one year. As a result, we now have significant market share in the six inch SOS RFIC sapphire substrate market. In 2008, we developed the capability to produce eight inch diameter products in commercial volumes. While there currently is little demand for eight inch substrates, we believe this product will play an important role in future generation LED and SOS products. We have provided eight inch wafers for research and development purposes to both the LED and SOS industry and believe we will begin shipping commercial volumes of eight inch diameter product in 2010.

Our strategy includes the following key elements:

Extend our technology and manufacturing leadership position

We believe our specialized manufacturing processes and proprietary technology and trade secrets provide us with significant competitive advantages. We have designed and developed product, equipment and process technology platforms from which we can rapidly increase capacity and stay flexible to meet our customers’ needs. At each phase of our manufacturing process, we have developed and standardized automated equipment that employs similar processes to produce a full range of products. For example, most of our furnaces can grow sapphire crystals of the same size in various orientations to produce two through six inch wafers and cores. This reduces our operating costs and significantly improves our product development cycles. In 2008, we developed the capability to produce larger sapphire crystals from which we have the ability to produce eight inch cores and wafers as well as larger diameter optical material. We intend to continue to develop advanced technology platforms to further increase crystal boule size and offer market-leading product specifications, while maintaining product quality and manufacturing efficiencies.

Capitalize on opportunities in high-growth markets

Our sapphire products are used in multiple applications in the high-growth LED and SOS RFIC markets. We also participate in optical market segments where sapphire and fluoride materials are being adopted rapidly in new applications. We intend to continue to expand our opportunities by adding new categories and sizes of products with the goal of providing our customers in multiple high-growth end markets with a robust set of sapphire solutions. For example, one of the largest market segment opportunities is likely to come from the solid state lighting market, which will require higher brightness, lower-cost white LEDs that require larger-size LED chips. Larger LED chips are increasingly being manufactured in volume on four inch sapphire wafers. Our process to manufacture large diameter, high quality sapphire wafers is well-suited to this market and we believe our processes will help enable its growth. We already produce high volumes of four and six inch sapphire products and we continue to add large diameter sapphire production capacity in anticipation of market growth, as evidenced by the addition of eight inch diameter capabilities in 2008. We expect that next-generation LEDs and SOS RFICs will be produced on six inch and larger sapphire wafers to further drive cost efficiencies.

Enhance operational excellence

Our unique expertise in producing high-quality sapphire products in many sizes gives us a significant edge in process and product technology. We plan to further refine our proprietary ES2 crystal growth techniques, sapphire processing platforms and process controls to produce even higher quality crystals at greater yields. Our engineering efforts focus on the capability to design, build and maintain ES2 crystal growth furnaces with new proprietary features. We seek to continuously improve our sapphire processing and material inspection capabilities. We also promote operational excellence through lowering cycle times, raising yields, and reducing overhead costs. Our ability to understand our customers’ design and manufacturing processes enhances our ability to reach these goals. We employ Six Sigma methodologies to continuously improve our operational platforms and we provide extensive training to current and new employees.

Expand our sales and marketing efforts

We plan to enhance our brand recognition worldwide by increasing our marketing and communications programs and resources. For example, we have sponsored several LED conferences and we plan to extend our sponsorships into other markets, such as SOS RFICs and aerospace. We plan to further enhance our website, extend our public relations campaigns and increase our brand visibility in trade publications and with technical organizations. We rely on direct sales for the majority of our business and we use multiple distribution channels to extend the reach of our sales and support teams. Although we have already entered multiple markets globally, we plan to increase the scale and geographical coverage of our sales efforts. In 2008, we added two new members to our sales team who give us added sales capability in the Asian LED market and the domestic optical market.

Penetrate new market segments

We target high growth market segments where we believe we can gain a leadership position. Although production of sapphire cores and wafers is our focus today, we intend to leverage our crystal growth and processing know-how to develop high-quality crystal products for new substrate and window applications. Sapphire is becoming increasingly popular and is replacing quartz and glass in high-performance and harsh environment applications in the aerospace, petroleum and laser industries. For example, the US military uses sapphire optical windows to construct targeting mechanisms for its jet fighters and drones and transparent armor for land vehicles. We intend to use our proprietary manufacturing technology to produce additional single crystal materials that can be used in optical applications as well as alternative substrates for certain electronic materials applications. As the electronics and optical industries continue to develop new applications that take advantage of the unique properties of both sapphire and other single crystal products, our goal is to be the provider of choice for these applications.

TECHNOLOGY

Our proprietary ES2 crystal growth technique produces high-quality sapphire crystals for use in our sapphire products. ES2 is derived from the standard Kyropoulos method of crystal growth. We developed this technique with the goal of establishing greater control over the crystal growth process while maintaining minimal temperature variations. Unlike other techniques, during the ES2 technique, the growing sapphire crystal exists in an unconstrained, low stress environment inside a closed growth chamber. The closed system allows for enhanced control of the melt, resulting in higher quality crystals. The temperature gradient between the melt and the crystal in the ES2 technique is significantly lower than in other crystal growth techniques. These aspects of the ES2 technique enable us to grow crystals that have a significantly lower dislocation density, higher crystal purity and higher uniformity than sapphire crystals grown using other techniques. The ES2 technique provides an inherent annealing process once the crystal is fully grown. This thermal annealing is an integral means of relieving stress in the crystal during the ES2 process. We believe we can readily scale our ES2 technology in a production environment while maintaining high crystal quality even as crystal boule size is increased. As a result of our proprietary ES2 technology, we believe that we currently offer the most efficient method for manufacturing large form factor, high quality sapphire in the market today.

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

Our research and development (“R&D”) activity plays a vital role in supporting our technology, product and revenue roadmaps. For 2008, 2007 and 2006, our R&D expenses totaled $862,000, $769,000 and $679,000, respectively. Our R&D is focused on three key areas: large diameter sapphire growth and fabrication; higher precision sapphire processing; and new crystal development. Our technical staff possesses deep and broad expertise in materials science and engineering. We also develop and utilize sophisticated metrology equipment to perform material and process characterization.

PRODUCTS

We offer a wide variety of sapphire products designed to meet the stringent specifications of our customers. Using our proprietary ES2 technology, we grow high-quality sapphire boules. We fabricate our products from the boules and sell them in four general categories: core, as-cut, as-ground and polished. We currently offer two inch, three inch, four inch, six inch and eight inch diameter wafers, in C, R, A, and M planar orientations. A sapphire crystal has multiple orientation planes resulting from its crystalline structure symmetry.

Each orientation of the crystal structure is represented by a letter and differs in lattice structure. These variations result in different chemical, electrical, and physical properties depending on the particular orientation plane. As a result, customers require different orientation planes depending on the intended application. For example, LED manufacturers typically request C plane crystals while SOS manufacturers typically request R plane crystals.

Product	Size	Orientation	Applications
Core	2,” 3,” 4,” 6”, 8”	C, R, A, M	• LED • Optical windows • Blue laser diode

As-Cut	2,” 3,” 4,” 6”, 8”	C, R, A, M	• Wafers for LED • Wafers for blue laser diodes • Wafers for SOS RFICs

As-Ground	2,” 3,” 4,” 6”, 8”	C, R, A, M	• Wafers for LED • Wafers for SOS RFICs • Blanks for optical windows • Wafer carriers

Polished	6”, 8”	C, R, A	• Epi-polished wafers for SOS RFICs • Polished optical windows • Double-side polished wafer carriers

Core

Our core product line consists of our sapphire cores drilled from sapphire boules with high-precision, and is available in two, three, four, six and eight inch diameters and in various lengths and orientations. During fiscal years 2008, 2007 and 2006, sales of core accounted for 37%, 39% and 35% of our revenue.

As-cut

Our as-cut product line consists of sapphire cores sliced using a wire saw machine. We believe we are able to offer our customers one of the highest-precision cut sapphire wafers in the market. This is especially important to customers who require precise orientation planes for applications such as LEDs, SOS, RFICs and blue laser diodes. During fiscal years 2008, 2007 and 2006, sales of as-cut wafers accounted for 24%, 26% and 26% of our revenue.

As-ground

Our as-ground product line consists of cut sapphire wafers that undergo a double-sided lapping and edge grinding process. The lapping process ensures that the surface of the wafer is flat and smooth and has a high degree of parallelism. The grinding process bevels the edges of the wafers, making them more durable and less susceptible to chipping and cracking. During fiscal year 2006, sales of as-ground wafers accounted for 18% of our revenue. During fiscal years 2008 and 2007, sales of as-ground wafers accounted for less than 15% of our revenue.

Polished

Our polished product line consists of finely polished, ultra-clean, six and eight inch sapphire wafers. Our polished wafers undergo two polishing phases including both a mechanical and a chemical mechanical planarization phase. We believe we are currently one of very few firms offering six and eight inch, high-quality R-plane polished wafers. During fiscal years 2008 and 2007, sales of polished wafers accounted for 24% and 15% of our revenue. During fiscal year 2006, sales of polished wafers accounted for less than 15% of our revenue.

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

We then drill the resulting boules into cores using our custom high-precision crystal orientation equipment and proprietary processes. We use wire saws to slice each core to be of precise size and shape. These wafers are then pre-polished using precision lapping and edge-grinding equipment and then are ready to be polished into epitaxial wafers. All of these processes are performed in clean environments to reduce the chance of crystal contamination. Epi-polishing and wafer cleaning are performed in Class 10,000 and Class 100 clean-room environments, respectively.

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

CUSTOMERS

Our principal customers are wafer polishing companies and semiconductor device manufacturers. A significant portion of our sales have been to relatively few customers. In the year ended December 31, 2008, our top four customers accounted for 68% of our revenue. In 2007 and 2006, our top three customers accounted for approximately 62% and 57% of our revenue. Although we are attempting to diversify and expand our customer base, we expect our sales to continue to be concentrated among a small number of customers. However, we also expect that our significant customers may change from time to time. In the year ended December 31, 2008, sales to Peregrine Semiconductor Corp., Shinkosha Co. Ltd., Crystalwise Technology, Inc., and a fourth customer represented approximately 29%, 17%, 12% and 10% of our revenues, respectively. In 2007, sales to Crystalwise, Shinkosha and Peregrine represented approximately 26%, 21% and 15% of our revenues, respectively. In recent months, Peregrine has begun to accumulate inventory of sapphire wafers. In November 2008, we entered into an agreement with Peregrine pursuant to which its obligation to purchase material from us in 2008 and the first half of 2009 was replaced by a multi-year agreement under which Peregrine has committed to source at least 50% of its sapphire purchases from us through 2010. The agreement may be extended through 2011 upon mutual agreement on pricing. No other customer accounted for 10% or more of our revenues during those periods.

In the year ended December 31, 2008, 53% of our sales were made to customers in Asia, 44% of our sales were made to customers in North America and 3% of sales were made to customers in Europe. In the year ended December 31, 2007, 72% of our sales were made to customers in Asia, 26% of our sales were made to customers in North America and 2% of sales were made to customers in Europe. In the year ended December 31, 2006, 87% of our sales were made to customers in Asia, 11% of our sales were made to customers in North America and 2% of our sales were made to customers in Europe. Our contracts with major customers provide for minimum levels of product sales for the duration of the contract (typically 12 to 24 months) with the potential for higher sales levels depending on such factors as the customer’s needs, our available capacity and/or our ability to reach agreement on key terms. Delays in product orders or changes in the timing of shipments under our supply agreements could cause our quarterly revenue to vary significantly. Our standard arrangement with all customers includes 30 day payment terms.

INTELLECTUAL PROPERTY

Our ability to compete successfully depends upon our ability to protect our proprietary technologies and other confidential information. We rely primarily upon a combination of trade secret laws and non-disclosure agreements with employees, customers and potential customers to protect our intellectual property. We have four pending patent applications with the United States Patent and Trademark Office covering aspects of our core production, wafer grinding and lapping technologies. However, we believe that factors such as the technological and innovative abilities of our personnel, the success of our ongoing product development efforts and our efforts to maintain trade secret protection are more important than patents in maintaining our competitive position. We pursue the registration of certain of our trademarks in the United States and currently have seven registered trademarks and one trademark application pending.

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

ENVIRONMENTAL REGULATION

In our manufacturing process, we use water, oils, slurries, acids, adhesives and other industrial chemicals. We are subject to a variety of federal, state and local laws regulating the discharge of these materials into the environment or otherwise relating to the protection of the environment. These include statutory and regulatory provisions under which we are responsible for the management of hazardous materials we use and the disposition of hazardous wastes resulting from our manufacturing processes. Failure to comply with such provisions, whether intentional or inadvertent, could result in fines and other liabilities to the government or third parties, injunctions requiring us to suspend or curtail operations or other remedies, which could have a material adverse effect on our business.

EMPLOYEES

As of December 31, 2008, we had 99 full-time employees. Of these 99 employees, 84 work in technology and operations. None of our employees is represented by a labor union. We consider our employee relations to be good. We believe that our future success will depend on our continued ability to attract, hire and retain qualified personnel.

OTHER INFORMATION

We file annual and quarterly reports and other information with the United States Securities and Exchange Commission, or the “SEC.” You may read and copy any documents that we file at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the operation of the public reference room. In addition, the SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy statements, information statements and other information about issuers that file electronically with the SEC, including Rubicon. You may also access, free of charge, our reports filed with the SEC (for example, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and any amendments to those forms) indirectly through our Internet website (www.rubicon-es2.com). Reports filed with or furnished to the SEC will be available as soon as reasonably practicable after they are filed with or furnished to the SEC. Alternatively, if you would like a paper copy of any such SEC report (without exhibits) or document, write to Investor Relations, Rubicon Technology, Inc., 9931 Franklin Avenue, Franklin Park, Illinois 60131, and a copy of such requested document will be provided to you, free of charge. The information found on our website is not part of this or any other report filed with or furnished to the SEC.

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

We have incurred significant losses in prior periods. In 2007 and 2006, we incurred net losses of $2.9 million and $7.6 million, respectively. While we had net income of $4.4 million in 2008, we incurred a loss of $1.7 million in the fourth quarter of 2008 and as of December 31, 2008, we had an accumulated deficit of $149.3 million. There can be no assurance that we will have sufficient revenue growth to offset increased expenses or to achieve profitability in future periods.

Our results of operations, financial condition and business will be harmed if we are unable to effectively match our capacity with customer demand.

The current economic crisis resulted in weak demand for LED and SOS products in late 2008, which has significantly reduced orders for our sapphire substrates. We anticipate that reduced demand for our products will continue at least through early 2009. As a result, our manufacturing facilities are currently underutilized, which negatively impacts our gross margins. There can be no assurance that such sudden market changes will not occur again in the future affecting our profitability.

We anticipate that growth in demand for our products will resume, which will require expansion of our capacity in the future. Our capacity expansion involves significant risks, including the availability of capital equipment and the timing of its installation, availability and timing of required electric power, management of expansion costs, timing of production ramp, qualification of our new equipment and demands on management’s time. If our business does not grow fast enough to utilize this new capacity effectively, our business and financial results could be adversely affected. Conversely, delays in expanding our manufacturing capacity could impact our ability to meet future demand for our products. As a result, we might not be able to fulfill customer orders in a timely manner, which could adversely affect our customer relationships and operating results. Moreover, our efforts to increase our production capacity may not succeed in enabling us to manufacture the required quantities of our products in a timely manner or at the gross margins that we achieved in the past. There can be no assurance that we will be able to successfully reach our production, timing and cost goals for our expansion.

If LED lighting does not achieve greater market acceptance, or if alternative technologies are developed and gain market traction, prospects for our growth and profitability would be limited.

Our future success depends on increased market acceptance of LED lighting. Approximately 62% and 73% of our revenue during 2008 and 2007, respectively, was from sales of our products for use in the manufacture of LED products. Potential customers for LED lighting systems may be reluctant to adopt LED lighting as an alternative to traditional lighting technology because of its higher initial cost and relatively low light output per unit in comparison with the most powerful traditional lighting devices. In addition, our potential customers may have substantial investments and know-how related to their existing lighting technologies, and may perceive risks relating to the novelty, complexity, reliability, quality, usefulness and cost-effectiveness of LED products when compared to other lighting sources available in the market. If acceptance of LED lighting does not increase significantly, then opportunities to increase our revenues and operate profitably would be limited.

Moreover, if effective new sources of light other than LED devices are developed, our current products and technologies could become less competitive or obsolete. Any of these factors could have a material and adverse impact on our growth and profitability.

The technology used in the LED industry continues to change rapidly, and if we are unable to modify our products to adapt to future changes in the LED industry we will be unable to attract or retain customers.

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

The level of market acceptance of our SOS RFIC products will impact our future operating results. Our success in the SOS RFIC market depends on a number of factors, including:

•	the success of our customers’ products in current applications; and

•	the acceptance of SOS RFIC products for newly targeted applications.

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

Historically, our industry has experienced price decreases for a particular product over the life of that product. We anticipate that the average selling prices of our products may decrease in the future in response to competitive pricing pressures, increased sales discounts and new product introductions by our competitors. To lessen the effect of price decreases, we attempt to introduce new products as well as reduce manufacturing costs in order to maintain or improve our margins. However, if we are not able to successfully introduce new products or achieve these cost reductions in a timely manner, we could lose market share which could have a material adverse effect on our operating results.

We depend on a few customers for a major portion of our sales and our results of operations would be adversely impacted if they reduced their order volumes.

Historically, we have earned, and believe that in the future we will continue to earn, a substantial portion of our revenue from a small number of customers. In 2008, four customers each accounted for 10% or more of our revenues. In the year ended December 31, 2007, three customers each accounted for 10% or more of our revenues. In 2008, sales to Peregrine Semiconductor Corp., Shinkosha Co. Ltd., Crystalwise Technology, Inc., and a fourth customer represented approximately 29%, 17%, 12% and 10% of our revenues, respectively. In the year ended December 31, 2007, sales to Crystalwise, Shinkosha and Peregrine represented approximately 26%, 21% and 15% of our revenues, respectively. In late 2008, Peregrine began to accumulate inventory of sapphire wafers. In November 2008, we entered into an agreement with Peregrine pursuant to which its obligation to purchase material from us in 2008 and the first half of 2009 was replaced by a multi-year agreement under which Peregrine has committed to source at least 50% of its sapphire purchases from us through 2010. The agreement may be extended through 2011 upon mutual agreement on pricing. If we were to lose one of our major customers or have a major customer significantly reduce its volume of business with us, our revenues and profitability would be materially reduced unless we are able to replace such demand with other orders promptly. We expect to continue to be dependent on our significant customers, the number and identity of which may change from period to period.

We generally sell our products on the basis of purchase orders. We have agreements for longer-term purchase commitments from a few of our major customers; with certain exceptions, these commitments range from 12 months to 24 months. Delays in product orders or changes in the timing of shipments under our supply agreements could cause our quarterly revenue to vary significantly. Those customers with whom we do not have longer-term purchase commitments could cease purchasing our products with little or no notice and without significant penalties. A number of factors could cause our customers to cancel or defer orders, including interruptions to their operations due to a downturn in their industries, natural disasters, delays in manufacturing their own product offerings into which our products are incorporated, securing other sources for the products that we manufacture or developing such products internally.

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

The average cost of electricity increased significantly at the end of 2006 largely due to the deregulation of energy in the State of Illinois. Electricity prices could also increase due to overall changes to the price of energy due to conditions in the Middle East, natural gas shortages in the United States and other economic conditions and uncertainties regarding the outcome and implications of such events. If electricity prices increase significantly, we may not be able to pass these price increases through to our customers on a timely basis, if at all, which could adversely affect our gross margins and results of operations.

As a public company, we are now subject to Section 404 of the Sarbanes-Oxley Act of 2002. Investor confidence and our stock price could decline if we or our independent registered public accountants conclude that our internal control over financial reporting is ineffective.

As a public company, we are required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In this regard, we are required on an annual basis to assess the effectiveness of our internal control over financial reporting and include a statement as to whether or not our internal control over financial reporting is effective and we are required to have our independent registered public accounting firm issue an attestation report on our internal control over financial reporting. In conducting our annual assessment, we will not be able to conclude that our internal control over financial reporting is effective if we have one or more material weaknesses. If we or our independent registered public accountants conclude that our internal control is not effective, our investors could lose confidence in our financial reports and our stock price could decline. An ineffective internal control environment could also adversely affect our ability to report our financial results in a timely manner and could materially adversely affect our business.

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

To protect our technology, we have chosen to rely primarily on trade secrets rather than seeking protection through publicly filed patents. Trade secrets are inherently difficult to protect. While we believe we use reasonable efforts to protect our trade secrets, our directors, employees, consultants or contractors may unintentionally or willfully disclose our information to competitors, whether during or after the termination of their services to our company. If we were to seek to enforce a claim that a third party had illegally obtained and was using our trade secrets, it would be expensive and time consuming, and the outcome would be unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets than US courts. Moreover, if our competitors independently develop equivalent knowledge, methods and know-how, it will be more difficult for us to protect our intellectual property and our business could be harmed.

We have no issued patents covering our products and technologies. Although we have filed applications for four patents, there can be no assurance that these patents will be issued or that any patents issued will be of significant value to our business. Our commercial success will depend on obtaining and maintaining trade secret, patent and other intellectual property protection of our products and technologies. We will only be able to protect products and technologies from unauthorized use by third parties to the extent that valid, protectable and enforceable trade secrets, patents or other intellectual property rights cover them.

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

Some of our competitors and potential competitors are substantially larger and have greater financial, technical, marketing and other resources than we do. Given their capital resources, the large companies with which we compete, or may compete in the future, are in a better position to substantially increase their manufacturing capacity and research and development efforts or to withstand any significant reduction in orders by customers in our markets. Such larger companies typically have broader product lines and market focus and thus are not as susceptible to downturns in a particular market. In addition, some of our competitors have been in operation much longer than we have and therefore may have more long-standing and established relationships with our current and potential domestic and foreign customers.

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

In 2008 and 2007, revenue from international sales was approximately 56% and 74%, respectively, of our total revenue. We expect that revenue from international sales will continue to constitute a significant portion of our total revenue for the foreseeable future. Our international sales are subject to a variety of risks, including risks arising from:

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

Our future success is dependent on the continued services and continuing contributions of our senior management who must work together effectively in order to design our products, expand our business, increase our revenues and improve our operating results. The loss of services of senior management, particularly Raja M. Parvez, our president and chief executive officer, William F. Weissman, our chief financial officer, and Hap Hewes, our senior vice president—sales and marketing, could significantly delay or prevent the achievement of our development and strategic objectives. In addition, key personnel may be distracted by activities unrelated to our business. The loss of the services, or distraction, of our senior management for any reason could adversely affect our business, operating results and financial condition.

If we are unable to attract or retain qualified personnel, our business and product development efforts could be harmed.

Our success depends on our continued ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, manufacturing, administrative and sales and marketing personnel. Competition for these individuals is intense, and we may not be able to successfully recruit, assimilate or retain sufficiently qualified personnel. In particular, we may encounter difficulties in recruiting and retaining a sufficient number of qualified technical personnel. The inability to attract and retain necessary technical, managerial, manufacturing, administrative and sales and marketing personnel could harm our ability to obtain new customers and develop new products and could adversely affect our business and operating results.

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

Any significant delay in product delivery or other interruption or variation in supply from our key suppliers could prevent us from meeting demand for our products and from obtaining future business. If we were to lose key suppliers or our key suppliers were unable to support our demand, our manufacturing operations could be interrupted and we could be required to attempt to establish supply arrangements with other suppliers. In addition, the inability of our suppliers to support our demand could be indicative of a marketwide scarcity of the materials, which could result in even longer interruptions. Any such delay or interruption would impair our ability to meet our customers’ needs and, therefore, could damage our customer relationships and have a material adverse effect on our business and operating results.

Our products must meet exacting specifications, and undetected defects may occur, which may cause customers to return or stop buying our products.

Our customers establish demanding specifications for quality, performance, and reliability that our products must meet. While we inspect our products before shipment, they still may contain undetected defects. If defects occur in our products, we could experience lost revenue, increased costs, delays in, or cancellations or rescheduling of orders or shipments, product returns or discounts or damage to our reputation, any of which would harm our operating results and our business. We have from time to time in the past experienced product quality, performance or reliability problems. For example, in 2005, before establishing our current manufacturing and quality control processes, we experienced a higher than expected rate of defects in our since discontinued two inch polished wafer product line, which led to an increase in the number and frequency of returns.

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

Our financial statements are subject to the application of US generally accepted accounting principles. From time to time, new accounting standards are issued or existing ones are revised by recognized authorities, including the Financial Accounting Standards Board. We may be required to adopt these new or revised accounting standards. It is possible that future accounting standards could change the current accounting treatment that we apply to our financial statements and such changes may adversely affect our financial condition and operating results.

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

Our executive officers and directors and their affiliates together own more than 35% of our outstanding capital stock and voting power. For the foreseeable future, they will have influence over our management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets. Their ownership may limit your ability to influence corporate matters and, as a result, the market price of our common stock could be adversely affected.

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

Our executive, research and development and manufacturing functions are located on property that we lease in Franklin Park and Bensenville, Illinois. These facilities total approximately 102,600 square feet in seven buildings, which includes 30,000 square feet in our Bensenville, Illinois facility, which was opened in January 2008. The leases for these facilities terminate from July 2010 through August 2015. We believe these facilities are adequate to meet our current and anticipated manufacturing needs and additional space would be available on commercially reasonable terms.

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

No matters were submitted to a vote of our security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

Our common stock began trading on the NASDAQ Global Market under the symbol “RBCN” on November 16, 2007. As of March 6, 2009, our common stock was held by approximately 42 stockholders of record and there were 21,289,200 shares of our common stock outstanding. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders. The closing sales price of our common stock on March 12, 2009 was $5.06 per share as reported by the NASDAQ Global Market. The following table sets forth the high and low sales prices for our common stock as reported on the NASDAQ Global Market for the periods indicated:

	High	Low
Fiscal year ended December 31, 2007
Fourth Quarter (beginning November 16, 2007)	$25.75	$14.00

	High	Low
Fiscal year ended December 31, 2008
First Quarter	$34.94	$19.76
Second Quarter	$30.50	$18.65
Third Quarter	$20.33	$6.50
Fourth Quarter	$8.47	$2.50

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain future earnings to finance the growth and development of our business, and we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock during the period from November 16, 2007 (the first trading day following our initial public offering) through December 31, 2008, with the cumulative total returns of the NASDAQ Composite Index and the RDG Technology Composite Index. The graph assumes that the value of the investment in our common stock and in each of the indices (including reinvestment of dividends) was $100 on November 16, 2007.

	11/16/07	12/31/07	3/31/08	6/30/08	9/30/08	12/31/08
Rubicon Technology, Inc.	100.00	135.71	165.60	116.11	41.26	24.34
NASDAQ Composite	100.00	92.28	79.30	80.11	71.09	53.76
RDG Technology Composite	100.00	93.32	78.86	81.39	71.42	52.85

The stock price performance reflected in this graph is not necessarily indicative of future stock price performance.

Securities Authorized for Issuance under Equity Compensation Plans

The following table represents securities authorized for issuance under the 2001 Equity Plan and the 2007 Stock Incentive Plan as of December 31, 2008.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under the Equity Compensation Plans (Excluding Securities Reflected in Column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,149,886	$8.03	2,072,170
Equity compensation plans not approved by security holders	10,961	$4.94	—

Total	1,160,847	$8.00	2,072,170

(1)	Approved before our initial public offering.

Recent Sales of Unregistered Securities

None

Use of Proceeds

On November 15, 2007, our Registration Statement on Form S-1 (333-145880) covering the initial public offering of our shares of common stock was declared effective by the SEC. We registered 5,500,000 shares of common stock to be sold by us, 1,200,000 shares to be sold by selling stockholders and an additional 1,005,000 shares to be sold by us to cover an overallotment option granted to the underwriters. UBS Securities LLC, Canaccord Adams Inc., CIBC World Markets Corp. and Janney Montgomery Scott LLC acted as underwriters in the offering, and UBS Securities served as sole book-running manager. The closing of the offering was on November 21, 2007, at which time we sold 6,505,000 shares (including the underwriters’ overallotment) and the selling stockholders sold 1,200,000 shares.

The shares sold by us and the selling stockholders were sold at a price to the public of $14.00 per share. Costs incurred in connection with the issuance and distribution of the securities registered were as follows:

•	Underwriting discounts and commissions—$6,374,900

•

Other expenses—$3,650,000, which included payments for legal services incurred on behalf of certain of the selling stockholders for their participation in the offering, including: Gazelle TechVentures Fund, L.P. and Gazelle Co-Investment Fund, L.P. (the “Gazelle Funds”), which sold approximately 29.56% of the shares sold by the selling stockholders and benefited from offering expenses paid by us on their behalf. Don N. Aquilano, the chairman of our board of directors, is also the managing director and president of Gazelle TechVentures, Inc., the manager of Monument Technology Partners, LLC, which is the general partner of the Gazelle Funds.

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

As of December 31, 2008, we had used approximately $7.6 million of the net proceeds to repay borrowings outstanding under the revolving line of credit financing agreement with Hercules Technology Growth Capital, Inc. and to pay related fees and expenses. We also used $3.1 million to repurchase shares of our common stock, $2.0 million to purchase Series D-1 preferred shares of Peregrine Semiconductor Corp. (one of our key customers) and $18.7 million on capital expenditures. We intend to use the remaining $49.6 million of the net proceeds from the offering for working capital and other general corporate purposes including capital expenditures and research and development.

The principal purposes of the offering were to obtain additional capital, establish a public market for our common stock and facilitate our future access to public capital markets.

Issuer Purchases of Equity Securities

In November 2008, we announced a repurchase plan approved by our Board of Directors authorizing the purchase of up to $15 million of our outstanding common stock over a period of two years. The stock repurchase program authorizes the Company to purchase shares of our common stock in the open market at times and prices considered appropriate by the Company depending upon prevailing market conditions and other corporate considerations.

The following table provides information about purchases made during the quarter ended December 31, 2008, of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publically announced Plans or Programs	Approximate dollar value that may yet be purchased under the Plans or Programs
	(a)	(b)	(c)	(d)
November 1, 2008—November 30, 2008	248,633	$3.68	248,633	$14,084,043
December 1, 2008—December 31, 2008	482,100	$4.50	482,100	$11,915,160

Total	730,733	$4.22	730,733	$11,915,160

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere herein. The balance sheet data as of December 31, 2008 and 2007 and the statements of operations data for the years ended December 31, 2008, 2007 and 2006 are derived from our audited financial statements included elsewhere herein, which have been prepared in accordance with generally accepted accounting principles in the United States. The balance sheet data as of December 31, 2006, 2005 and 2004 and the statements of operations data for the years ended December 31, 2005 and 2004 have been derived from our audited financial statements which are not included in this Form 10-K.

SELECTED FINANCIAL DATA

	Year ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, other than share and per share data)
Statement of operations data:
Revenue	$37,838	$34,110	$20,752	$16,315	$16,043
Cost of goods sold	25,746	22,045	18,885	18,508	14,815

Gross profit (loss)	12,092	12,065	1,867	(2,193)	1,228
Operating expenses:
General and administrative	6,691	6,157	3,298	4,688	3,029
Sales and marketing	968	675	1,062	1,266	1,586
Research and development	862	769	679	861	922
Asset impairment	—	—	933	—	—
Loss on disposal of assets	1,215	139	42	383	—

Total operating expenses	9,736	7,740	6,014	7,198	5,537

Income (loss) from operations	2,356	4,325	(4,147)	(9,391)	(4,309)
Other income (expense), net	2,003	(7,104)	(3,272)	(2,735)	(1,052)

Income (loss) before income taxes and cumulative effect of change in accounting principle	4,359	(2,779)	(7,419)	(12,126)	(5,361)
Income taxes	(4)	(75)	—	—	—

Income (loss) before cumulative effect of change in accounting principle	4,355	(2,854)	(7,419)	(12,126)	(5,361)
Cumulative effect of change in accounting principle(1)	—	—	(221)	—	—

Net income (loss)	4,355	(2,854)	(7,640)	(12,126)	(5,361)
Dividends on preferred stock	—	(5,625)	(5,563)	(3,924)	(2,631)
Accretion of redeemable preferred stock	—	(59,934)	(23,416)	4,404	(2,681)

Net income (loss) attributable to common stockholders	$4,355	$(68,413)	$(36,619)	$(11,646)	$(10,673)

Net income (loss) per common share attributable to common stockholders
Basic	$0.21	$(27.22)	$(146.57)	$(47.52)	$(46.79)
Diluted	$0.19	$(27.22)	$(146.57)	$(47.52)	$(46.79)

Shares used in computing net loss per share attributable to common stockholders
Basic	20,892,040	2,513,487	249,843	245,073	228,124
Diluted	21,920,861	2,513,487	249,843	245,073	228,124

(1)	On January 1, 2006 the Company adopted FSP150-5 “Issuer’s Accounting under FASB Statement No. 150 For Freestanding Warrants and Other Similar Investments in Shares that are Redeemable” and recorded approximately $221,000 as a cumulative effect of change in accounting principle.

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Balance sheet data:
Cash and cash equivalents	$7,629	$4,380	$3,638	$1,466	$3,948
Working capital	56,360	76,179	(388)	3,600	1,969
Total assets	112,345	111,411	29,020	28,885	29,082
Convertible preferred stock warrant liability	—	—	3,773	—	—
Long-term debt and capital lease obligations, less current portion	—	—	2,628	4,741	2,241
Redeemable convertible preferred stock	—	—	93,897	59,365	47,427
Total stockholders’ equity (deficit)	108,393	105,682	(77,593)	(39,573)	(29,877)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We are an advanced electronic materials provider that develops, manufactures and sells monocrystalline sapphire and other innovative crystalline products for Light-Emitting Diodes (“LEDs”), radio frequency integrated circuits (“RFICs”), blue laser diodes, optoelectronics and other optical applications. The emergence of sapphire in commercial volumes at competitive prices has enabled the development of new technologies such as high brightness (“HB”) white, blue and green LEDs and highly-integrated RFICs. We apply our proprietary crystal growth technology to produce high-quality sapphire products efficiently to supply our end-markets, and we work closely with our customers to meet their quality and delivery needs.

We are a vertically-integrated manufacturer of high-quality sapphire substrates and optical windows that are used in a variety of high-growth, high-volume end-market applications. Our largest product line is two inch to four inch sapphire wafers for use in LEDs and blue laser diodes for solid state lighting and electronic applications. In addition, we sell six inch sapphire wafers that are used for Silicon-on-Sapphire (“SOS”) RFICs, as well as products for military, aerospace, sensor and other applications. We have also extended our technology to manufacture eight inch products to support next-generation LED, RFIC and optical window applications and are developing the capability to produce even larger products.

We sell our products on a global basis. The Asian, North American and European markets accounted for 53%, 44% and 3%, respectively, of our revenue for the year ended December 31, 2008 and 72%, 26% and 2%, respectively, for the year ended December 31, 2007. The increase in revenue from North America in 2008 is the result of a strong demand for six inch polished wafers sold into the silicon-on-sapphire market. Our primary customer in that market is located in the United States. The decrease in revenue from Asia in 2008 is primarily due to a decline in sales of six inch as ground wafers as we shifted six inch as-ground capacity to six inch polished production. Our primary customer for that product is located in Asia.

We provide direct sales from our Franklin Park, Illinois offices. Additionally, we use an independent commission-based sales representative in South Korea to assist in supporting our customers in this country. Customers in South Korea place orders directly with us. Substantially all of our revenue is generated by our direct sales force and we expect this to continue as we expand our sales organization in the future.

We manufacture and ship our products from our facilities in the Chicago metropolitan area. We have approximately 102,600 square feet of manufacturing and office space, which includes 30,000 square feet in our Bensenville, Illinois facility, which opened in January 2008.

Financial operations

Revenue. Our revenue consists of sales of sapphire materials sold in core, as-cut, as-ground and polished forms in two, three, four and six inch diameters as well as optical materials sold as blanks or polished windows. Products are made to varying specifications, such as crystal planar orientations and thicknesses. We have focused on increasing sales of larger diameter substrates, which we define as three inch or greater in diameter, as they generally yield higher gross margins. Revenue from our SOS customers, which use six inch substrates, represented 24% of our total revenue for the year ended December 31, 2008, as compared to 16% of our total revenue for the year ended December 31, 2007. Sales of larger diameter substrates to our LED customers also grew faster than sales of two inch diameter substrates over the past twelve months. Much of the sapphire we sell into the marketplace is used in the manufacture of consumer electronic devices. The current state of the global financial economy has had a significant impact on consumer spending, which has resulted in a reduction in demand for our sapphire. We anticipate that reduced demand for our products will continue at least through early 2009. We expect our revenue and earnings to be substantially lower as a result of this reduced demand. The exact extent of that impact is, however, difficult to quantify at this time.

Historically, a significant portion of our revenue has been derived from sales to relatively few customers. For the year ended December 31, 2008, we had four customers that accounted for 29%, 17%, 12% and 10% of our revenue. For the year ended December 31, 2007, we had three customers that accounted for approximately 26%, 21%, and 15% of our revenue. Other than as discussed above, none of our customers accounted for more than 10% of our revenue for such periods. Although we are attempting to diversify and expand our customer base, we expect our revenue to continue to be concentrated among a small number of customers. We expect that our significant customers may change from period to period.

We sell to all customers pursuant to purchase orders and have longer-term (typically 12 to 24 months) supply agreements with a few key customers. We recognize revenue upon shipment to our customers. Delays in product orders or changes to the timing of shipments under our supply agreements could cause our quarterly revenue to vary significantly. We derive a significant portion of our revenue from customers outside of the United States. The majority of our sales are to the Asian market and we expect that region to continue to be a major source of revenue for us. All of our revenue and corresponding accounts receivable are denominated in US dollars.

Research and development revenue is recognized as services are performed. We execute agreements with our customers that clearly describe the scope of the project, the services we will provide, ownership of any tangible or intangible assets generated as part of the project, and the amount of consideration we will receive.

Cost of goods sold. Our cost of goods sold consists primarily of manufacturing materials, labor, manufacturing-related overhead such as utilities, depreciation and rent, provisions for excess and obsolete inventory reserves, freight and warranties. We manufacture our products at our Franklin Park, Illinois and Bensenville, Illinois manufacturing facilities based on customer orders. We purchase materials and supplies to support such demand. We are subject to variations in the cost of raw materials and consumables from period to period because we do not have long-term fixed-price agreements with our suppliers. For the years ended December 31, 2008 and 2007, utility costs represented approximately 13% and 9% of our cost of goods sold, respectively. On July 25, 2008, we entered into a contract for the period from January 1, 2009 through December 31, 2010 that provides electricity priced at a new fixed rate per kilowatt hour. The per kilowatt hour cost under this new fixed rate is approximately 22% below the blended average rate in 2008.

Gross profit. Our gross profit has decreased slightly over the past twelve months due to lower sales volume in the fourth quarter resulting in a slightly negative gross profit for the fourth quarter. Our gross profit has been and will continue to be affected by a variety of factors, including average sales prices of our products, product mix, our ability to reduce manufacturing costs and fluctuations in the cost of electricity, raw materials and other supplies.

General and administrative expenses. General and administrative expenses (“G&A”) consist primarily of salaries and associated costs for employees in finance, human resources, information technology and administrative activities, charges for outside accounting, legal, insurance fees, and stock-based compensation. In 2008, we incurred significant additional accounting, legal, insurance, investor relations and other costs associated with being a public company.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries and associated costs for employees engaged in sales activities, commissions paid to third party representatives, product samples, charges for participation in trade shows and travel. We expect these expenses to increase in future periods based on planned additions to sales staff and increases in trade show participation and travel to expand our customer base.

Research and development expenses. Research and development (“R&D”) expenses include costs related to engineering personnel, materials and other product development related costs. R&D is expensed as incurred. We believe our R&D expenses will generally increase as we continue to develop new products.

Other income (expense). Other income (expense) consists of interest expense, change in carrying value of preferred stock warrants, interest income and realized gains and losses on investments. Interest expense consists of interest on debt and for the year ended December 31, 2007 amortization of the fair value of our preferred stock warrants issued as part of debt financing transactions. For the years ended December 31, 2008 and December 31, 2007, interest expense was $1,562 and $1,458,000, respectively. We repaid our outstanding indebtedness with a portion of the proceeds from our initial public offering in November 2007. The remaining unamortized debt discount associated with the preferred stock warrants issued as part of debt financing transactions was expensed on the repayment of the debt. Consequently, we do not expect to incur interest expense until such time as we enter into a debt agreement. Proceeds from our initial public offering were invested in available-for-sale, trading securities and short and long term securities.

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

Provision for income tax. We account for income taxes under the asset and liability method whereby the expected future tax consequences of temporary differences between the book value and the tax basis of assets and liabilities are recognized as deferred tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to be recognized. A full valuation allowance is provided as management cannot conclude that it is more likely than not that our deferred tax assets will be realized. At December 31, 2008, we had $31.2 million in net operating loss carryforwards (“NOLs”). We believe that we are not restricted in our ability to use the full amount of the NOLs, nor is there a limit to the amount of NOLs that may be used in any given year.

Stock-based compensation. The majority of our stock-based compensation relates to administrative personnel and is accounted for as a general and administrative expense. For the years ended December 31, 2008, December 31, 2007 and December 31, 2006, our stock-based compensation expense was $771,000, $754,000 and $62,000, respectively.

RESULTS OF OPERATIONS

The following table sets forth our statements of operations for the periods indicated:

	Year ended December 31,
	2008	2007	2006
	(in millions)
Revenue	$37.8	$34.1	$20.8
Cost of goods sold	25.7	22.0	18.9

Gross profit	12.1	12.1	1.9

Operating expenses:
General and administrative	6.7	6.2	3.3
Sales and marketing	1.0	0.7	1.1
Research and development	0.8	0.8	0.7
Asset impairment	—	—	0.9
Loss on disposal of assets	1.2	0.1	—

Total operating expenses	9.7	7.8	6.0

Income (loss) from operations	2.4	4.3	(4.1)
Other income (expense)	2.0	(7.1)	(3.3)

Income (loss) before income taxes and cumulative effect of change in accounting principle	4.4	(2.8)	(7.4)
Income taxes	—	(0.1)	—
Income (loss) before cumulative effect of change in accounting principle	4.4	(2.9)	(7.4)
Cumulative effect of change in accounting principle	—	—	(0.2)

Net income (loss)	$4.4	($2.9)	($7.6)

The following table sets forth our statements of operations as a percentage of revenue for the periods indicated:

	Year ended December 31,
	2008	2007	2006
	(percentage of total)
Revenue	100%	100%	100%
Cost of goods sold	68	65	91

Gross profit	32	35	9

Operating expenses:
General and administrative	18	18	16
Sales and marketing	2	2	5
Research and development	2	2	4
Asset impairment	—	—	4
Loss on disposal of assets	3	1	—

Total operating expenses	25	23	29

Income (loss) from operations	7	12	(20)
Other income (expense)	5	(21)	(16)

Income (loss) before income taxes and cumulative effect of change in accounting principle	12	(9)	(36)
Income taxes	—	—	—
Income (loss) before cumulative effect of change in accounting principle	12	(9)	(36)
Cumulative effect of change in accounting principle	—	—	(1)

Net income (loss)	12%	(9)%	(37)%

Comparison of years ended December 31, 2008 and 2007

Revenue. Revenue was $37.8 million for the year ended December 31, 2008 and $34.1 million for the year ended December 31, 2007, an increase of $3.7 million, or 11%. Revenue increased across all product lines except for six inch as ground wafers, which declined by $2.8 million as we shifted six inch capacity to six inch polished production. Revenue from six inch polished products to the SOS RFIC market increased by $3.9 million. Our revenue increase is also attributable to an increase in volume shipments of larger diameter substrates to the LED industry resulting in additional revenue of $1.9 million partially offset by lower pricing of $1.2 million. We also achieved higher revenue of $670,000 from optical products due to increased sales of sapphire and fluorides for military, sensor and instrumentation applications as we have continued our efforts to increase our share of this market. We had higher contract research revenue of $1.1 million as we met deliverables associated with our contract for the development of eight inch wafers. Fourth quarter 2008 revenue from the LED industry was down approximately 55% from both the prior quarter and from the fourth quarter of 2007 as the impact of the worldwide economic crisis resulted in excess inventory throughout the LED supply chain which significantly reduced orders. In addition, the SOS RFIC business is largely dependent upon the consumer electronics market which also had a significant downturn in the fourth quarter of 2008. Consequently, we had no SOS RFIC revenue in the fourth quarter of 2008. In 2009, for us to achieve higher volumes of sapphire wafer sales, inventories in the LED and SOS RFIC industries need to be consumed.

Gross profit. Gross profit was $12.1 million for the year ended December 31, 2008 and for the year ended December 31, 2007. Gross profit in 2008 was unchanged from 2007 as sales of higher margin products increased and an increase of $1.1 million of direct contract revenue which has little direct cost associated with it were partially offset by increased costs of approximately $1.2 million attributable to lower utilization of equipment and staff as a result of a decreased demand in the fourth quarter of 2008.

General and administrative expenses. G&A expenses were $6.7 million for the year ended December 31, 2008 and $6.2 million for the year ended December 31, 2007, an increase of $533,000. The increase was primarily due to $1.1 million of higher audit, investor related, insurance, legal and board costs associated with operating as a public company, $729,000 of costs associated with a follow-on public offering, a $486,000 increase in bad debt expense due to slower customer payments, and a $93,000 increase in franchise taxes due to increased assets and capitalization of the company, partially offset by a $1.2 million reduction in bonuses due to lower performance bonuses and no IPO bonuses being paid in 2008. In addition, partially offsetting the increase were $210,000 of lawsuit settlement payments and $415,000 of financing fees associated with debt refinancing and extinguishment not incurred in 2008.

Sales and marketing expenses. Sales and marketing expenses were $968,000 for the year ended December 31, 2008 and $675,000 for the year ended December 31, 2007, an increase of $293,000. The increase in sales and marketing expenses is attributable to additional payroll expenses of $156,000 for new sales personnel to support and grow our optical and substrate businesses and payroll taxes associated with the exercise of stock options. Also marketing expenses associated with efforts to increase our customer base and expand our optical business, increased by $103,000.

Research and development expenses. R&D expenses were $862,000 for the year ended December 31, 2008 and $769,000 for the year ended December 31, 2007, an increase of $93,000. The increase was primarily attributable to an increase in payroll costs of $170,000 offset by a decrease of $78,000 in materials purchased for research projects and other costs.

Other income (expense). Other income (expense) was $2.0 million for the year ended December 31, 2008 and $(7.1) million for the year ended December 31, 2007, an increase in net other income of $9.1 million. The increase was due in part to the elimination of charges relating to the carrying value of preferred stock warrants, which were $6.0 million in the year ended December 31, 2007. Interest expense decreased by $1.5 million as a result of extinguishing our debt, and interest income increased by $1.7 million on interest earned on invested proceeds from our IPO. Also included in the year ended December 31, 2008 was a recognized net realized loss on investments of $55,000 which was a gain of $1.6 million representing the initial fair value of auction rate security put options and the changes in the fair value of the put options, partially offset by a loss of $1.7 million which represented the recognizing of unrealized losses previously recorded in comprehensive income due to the transfer of auction rate securities from available-for-sale to trading securities and the subsequent changes in the fair value of the auction rate securities from the election date to the end of the year.

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

Gross profit. Gross profit was $12.1 million for the year ended December 31, 2007 and $1.9 million for the year ended December 31, 2006, an increase of $10.2 million. This increase in gross profit represented an improvement of gross margins from 9% to 35%. The increase in gross profit in 2007 compared to 2006 was primarily due to a shift to higher margin products, including sapphire cores and larger diameter sapphire products, our exit from the two inch polished wafer business on which we realized a negative gross margin, improved operating leverage from higher throughput, increased production yields and lower scrap costs.

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

LIQUIDITY AND CAPITAL RESOURCES

We historically funded our operations using a combination of issuances of common and preferred stock, a working capital line of credit and term loans and cash generated from our operations. Since our inception, we have raised approximately $136 million of equity from both private and public issuances of common and preferred stock.

As of December 31, 2008, we had cash and short term investments totaling $45.0 million, including cash of $478,000 held in deposits at a major bank, $7.2 million invested in money market funds and short term investments in commercial paper, state and local bonds, and U.S. treasury securities of $37.3 million. Our long term investments of $12.7 million are municipal auction rate securities and put options of $10.7 million and a $2 million investment in Peregrine Semiconductor, Corp. (one of our key customers) Series D1 preferred stock. In February 2008, we began experiencing failed auctions of our entire auction rate securities portfolio, resulting in our inability to sell these securities in the short term. All of the auction rate securities are AAA rated by one or more of the major credit rating agencies and have contractual maturities from 2036 to 2045. Further, all of these securities are collateralized by student loans, and approximately 99% of the collateral qualifies under the Federal Family Education Loan Program and is guaranteed by the US government. We are receiving the underlying cash flows on all of our auction rate securities. The auction rate securities have been classified as long-term investments as of December 31, 2008.

In October 2008, we entered into an agreement with UBS, AG, which provides us with certain rights to sell to UBS, AG all of our auction rate securities that were purchased through them. We have the option to sell these securities to UBS, AG at par value from June 10, 2010 through July 2, 2012. UBS, AG, at its discretion, may purchase or sell these securities on our behalf at any time provided we receive par value for the securities sold. The issuers of the auction rate securities continue to have the right to redeem the securities at their discretion. The agreement also permits us to establish a demand revolving credit line in an amount equal to the par value of the securities at a net no cost. If our debt is determined to be rated below investment grade or is not rated, the amount that can be borrowed is limited to 75% of the market value of the auction rate securities. As of December 31, 2008, we had no loans outstanding under this agreement.

Our right to sell the auction rate securities to UBS, AG commencing on June 10, 2010 represents put options for a payment equal to the par value of the auction rate securities. We elected the fair value option under SFAS 159 and recorded the put options in “long term investments”. We do not expect to need access to the auction rate securities capital prior to the maturity of the auction rate security put options.

Cash flows from operating activities

Cash provided by operating activities was $1.5 million for the year ended December 31, 2008. During such period, we generated net income of $4.4 million and we incurred non-cash charges of $6.5 million, including depreciation expense of $4.5 million, net loss on disposal of equipment of $1.2 million, and stock-based compensation expense of $771,000. We experienced an increase during such period in inventory of $5.4 million due primarily to an increase in safety stocks of raw material and sapphire boule inventory of $4.2 million and an increase of $1.0 million in other work in process and finished goods inventory. There is no shelf life to our raw material and essentially all of our products can be manufactured from any one boule. Therefore, building a safety stock of this inventory enables us to quickly respond to an increase in demand from our customers. We also experienced an increase in spare parts of $2.4 million due to an increase in furnace material inventory used to support a larger number of furnaces, deferred revenue decreased by $583,000 due to recognition of revenue deferred on a research and development project, accrued payroll decreased by $637,000 on a lower performance based bonus accrual and other accrued liabilities decreased by $252,000 due to timing of payments. The $5.6 million decrease in cash provided by operating activities for the year ended December 31, 2008, compared to the year ended December 31, 2007, is primarily attributable to an increase of $7.7 million of raw material, boule and spare parts inventories in the year ended December 31, 2008 compared to an increase of $1.3 million in the year ended December 31, 2007 as safety stocks were increased. This was partially offset by net income of $4.4 million for the year ended December 31, 2008, compared to a net loss of $2.9 million for the year ended December 31, 2007, which included $6.0 million of non-cash change in carrying value of preferred stock. Net income increased on higher revenue on higher margin larger diameter products but was partially offset by higher production costs attributable to lower utilization of equipment and staff as a result of a decrease in fourth quarter 2008 production as orders and demand declined.

Cash provided by operating activities was $7.1 million for the year ended December 31, 2007. During such period, we generated a net loss of $2.9 million and incurred non-cash charges of $11.1 million, including depreciation expense of $3.4 million, change in carrying value of preferred stock warrant expense of $6.0 million, stock-based compensation expense of $754,000, net loss on disposal of equipment of $139,000 and interest expense related to debt accretion of $769,000. We experienced an increase during such period in accounts receivable of $1.7 million on increased sales, an increase in accounts payable of $1.1 million and an increase in inventory and spare parts of $1.3 million due primarily to an increase in safety stock of raw material inventory. We also experienced an increase in corporate income and franchise taxes of $310,000 due to an increase in assets and capitlization from our initial public offering and an increase in deferred revenue of $518,000 due to revenue deferral on a research and development project. The $6.4 million increase in cash provided by operating activities for the year ended December 31, 2007, compared to the year ended December 31, 2006, is primarily attributable to a net loss of $2.9 million for the year ended December 31, 2007, compared to a net loss of $7.6 million for the year ended December 31, 2006, as sales volume and pricing increased and our production costs declined. Further, the non-cash change in carrying value of preferred stock for the year ended December 31, 2007 was $6.0 million compared to $2.2 million for the year ended December 31, 2006. As sales increased in 2007, we experienced increases in accounts receivable and inventory partially offset by increases in accounts payable in order to meet the rising customer demands.

Cash provided by operating activities was $659,000 for the year ended December 31, 2006. During such period, we generated a net loss of $7.6 million, offset primarily by non-cash charges of $6.7 million, including depreciation expense of $3.1 million, change in carrying value of preferred stock warrants of $2.2 million, interest expense related to debt accretion of $352,000 and asset impairment of $933,000. With our exit from the two inch polished wafer business during the second quarter of 2006, we recorded an asset impairment charge to write-down to estimated fair market value certain polishing fixed assets that will no longer be used. Inventory decreased by $1.4 million as inventory added in 2005 was used to meet demand. We experienced an increase in accounts receivable of $829,000 as revenue increased in 2006 compared to 2005. Further, accounts payable increased by $661,000 as additional purchases of consumables were made to support increased production.

Cash flows used in investing activities

Net cash provided by or (used in) investing activities was $4.3 million, ($81.5) million, and ($2.3) million for the years ended December 31, 2008, 2007 and 2006, respectively. In 2008, we used approximately $12.8 million to purchase components used to construct additional crystal growth furnaces, approximately $2.0 million for infrastructure changes needed to expand operations in our Bensenville, Illinois facility and approximately $3.9 million to purchase various equipment used to expand our production capacity in support of our sales growth. We purchased additional investments of $2.0 million using investment earnings proceeds. This was partially offset by proceeds from sales of investments of $25.0 million. In 2007, we used approximately $7.1 million to purchase components used to construct additional crystal growth furnaces, approximately $1.7 million for infrastructure changes needed to commence operations in our new Bensenville, Illinois facility and approximately $1.7 million to purchase various equipment used to expand our production capacity in support of our sales growth. Also in 2007, we used the proceeds of our initial public offering to purchase short term investment securities. In 2006, we used approximately $1.2 million to add crystal growth furnaces and approximately $1.1 million to upgrade existing capacity in other areas. Because of the current economic environment, it is difficult to predict capital expenditures needed to support or enhance our current operations, but we anticipate it will be between $5 million and $12 million in 2009.

Cash flows from financing activities

Net cash provided by or (used in) financing activities was ($2.5) million, $75.1 million, and $3.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. Net cash used in financing activities for 2008 reflects stock repurchases of $3.1 million, partially offset by proceeds from the exercise of stock options of $602,000. Net cash provided by financing activities for 2007 reflects net proceeds received from our initial public offering of $81.1 million, offset by the net repayment of borrowings of $6.0 million. Net cash provided by financing activities for 2006 reflects proceeds received from the sale of our Series E preferred stock of $5.6 million, offset by the net repayment of borrowings of $1.6 million.

Future liquidity requirements

We believe that our existing cash, cash equivalents, investments, and anticipated cash flows from operating activities will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our cash needs include cash required to fund our operations, taking into account anticipated lower revenue and possible slower accounts receivable collections. If the assumptions underlying our business plan regarding future revenues and expenses change, or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or convertible debt securities. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we obtain debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. If we are unable to obtain financing on terms favorable to us, we may be unable to successfully execute our business plan.

Contractual obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments at December 31, 2008. Changes in our business needs as well as actions by third parties and other factors may cause these estimates to change. Because these estimates are complex and necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table sets forth information relating to our contractual obligations at December 31, 2008:

	Payments due in
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(in millions)
Operating lease obligations	$1.3	$2.3	$2.2	$1.2	$7.0
Purchase order obligations	1.0	—	—	—	1.0

Total contractual obligations	$2.3	$2.3	$2.2	$1.2	$8.0

OFF-BALANCE SHEET ARRANGEMENTS

During 2008, 2007 and 2006, we did not engage in any off-balance sheet arrangements. We do not have any interest in entities referred to as variable interest entities, which includes special purpose entities and other structured finance entities.

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

Interest rate risk. We do not have any long-term borrowings. Our investments consist of cash, cash equivalents, commercial paper, state and local bonds, and US treasury securities. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Inventory. We value our inventory at the lower of cost or market. Market is determined based on net realizable value. Cost is determined for raw materials on a first-in, first-out basis and work in process and finished goods are based on actual costs. We establish inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based on customer required specifications. We evaluate the ability to realize the value of our inventory based on a combination of factors, including forecasted sales, estimated current and future market value and changes in customers’ product specifications. Recoveries of previously written-down inventory are recognized only when the related inventory is sold and revenue has been recognized. Based on current demand and pricing of our products, we believe that it is unlikely that significant adjustments for inventory obsolescence will occur. Our method of estimating excess and obsolete inventory has remained consistent for all periods presented. However, if our recognition of excess or obsolete inventory is, or if our estimates of our inventory’s potential utility become, less favorable than currently expected, additional inventory reserves may be required. In accordance with SFAS 151, “Inventory costs an amendment of ARB No. 43 Chapter 4”, we determine our normal operating capacity and record as expense costs attributable to lower utilization of equipment and staff. During 2008, we determined we were not operating at capacity and recorded as expense costs associated with lower utilization of equipment and staff of $1.2 million.

Investments.

We invest available cash primarily in investment grade commercial paper, corporate notes, government securities and auction rate securities. Investments classified as available-for-sale securities are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Investments in trading securities are reported at fair value, with both realized and unrealized gains and losses recorded in other income (expense), net in the Statement of Operations. Investments in which we have the ability and intent, if necessary, to liquidate in order to support our current operations are classified as short-term. Our long-term investments consist primarily of auction rate securities and put options.

We review our available for sale securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When we conclude that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Statement of Operations.

In October 2008, we entered into an agreement that provides us with the right, but not the obligation, to sell all our auction rate securities to UBS AG for par value during the period of June 30, 2010 to July 2, 2012 (the “ARS Put Options”). The ARS Put Options provide us with the opportunity to recover the estimated unrealized loss on our ARS investments. We recorded the fair value of the ARS Put Options upon receipt and included it in other long-term assets on our December 31, 2008 balance sheet. In accordance with SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS No. 115” (“SFAS No. 159”), which was adopted by us on January 1, 2008, we elected fair value accounting for the ARS Put Options. Unrealized gains and losses related to the ARS Put Options will be recognized in earnings. We value the auction rate securities and ARS Put Options using a discounted cash flow model that weights various factors including interest rates and expected holding period. At December 31, 2008, the fair value recorded on the balance sheet of auction rate securities and ARS Put Options was $9.1 million and $1.6 million, respectively.

Allowance for doubtful accounts. We estimate the allowance for doubtful accounts based on an assessment of the collectability of specific customer accounts. The determination of risk for collection is assessed on a customer-by-customer basis considering our historical experience and future orders with the customer, changes in payment patterns, and recent information we have about the current status of our accounts receivable balances. If we determine that a specific customer is a risk for collection, we provide a specific allowance for credit losses to reduce the net recognized receivable to the amount we reasonably believe will be collected. We believe that based on the customers to whom we sell and the nature of our agreements with them, our estimates are reasonable. Our method of estimating collectibility has remained consistent for all periods presented and with past collections experience.

Stock-based compensation. Effective January 1, 2006, we adopted SFAS 123R, which amends SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) and requires us to expense stock options based upon the fair market value on the date of grant. We adopted SFAS 123R using the prospective method. Under this transition method, the provisions of SFAS 123R are applied to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. We selected the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model will be affected by assumptions regarding a number of complex and subjective variables. These variables include our expected stock volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates, forfeitures and expected dividends.

The expected term represents the weighted-average period that our stock options are expected to be outstanding and is based upon the vesting term of our options, a review of a peer group of companies, and expected exercise behavior. Until November 2007, we were operating as a private company, and as a result, we were unable to use our actual price volatility data. Therefore, we estimate the volatility of our common stock based on volatility of similar entities over the expected term of our stock options. We base the risk-free interest rate that we use in the option pricing model on US Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and, therefore, use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The current forfeiture rate of 25% was based on our past history of pre-vesting forfeitures and the forfeiture rate has remained constant.

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

Based on the variables affecting the valuation of our common stock and the method used for allocating compensation costs, we recognized $771,000 in stock-based compensation expense during the year ended December 31, 2008.

With respect to each option grant date for the year ended December 31, 2006, and through November 15, 2007, we determined the deemed fair value of our common stock. As there was no public market for our common stock during these periods, this determination was necessarily subjective. In making this determination, we considered a number of factors, including:

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

The following table sets forth option grants made during 2007, with the intrinsic value calculated based on grant date fair value.

Date of Grant	Number of options granted	Exercise price	Fair value estimate per share	Intrinsic value per share(1)
June 2007	251,635	8.45	5.25	—
August 2007	198,040	8.45	5.25	—
November 2007	207,692	14.00	14.00	—
December 2007	111,758	17.60-18.50	17.60-18.50	—

(1)	The financial reporting intrinsic value per share is the difference between the subsequently reassessed fair value per share for financial statement reporting purposes and the exercise price per share as established on each applicable stock option grant date by our compensation committee and board of directors as described above. There is no intrinsic value because the exercise price per share of each option equaled or exceeded the fair value of the common stock on the date of grant.

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

Determining the fair value of our convertible preferred stock, common stock, warrants and stock options involves complex and subjective judgments involving estimates of revenue, earnings, assumed market growth rates and estimated costs, as well as appropriate discount rates. At the time of each valuation, the significant estimates used in the income approach (discounted cash flow model) included estimates of our revenue and revenue growth rates for several years into the future. Although each time we prepared such forecasts in the preparation of a valuation report we did so based on assumptions that we believed to be reasonable and appropriate, there can be no assurance that any such estimates for earlier periods have come to pass or that any such estimates for future periods will prove to be accurate.

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

All option grants made during 2008 were granted at an exercise price per share equal to the closing market price of our common stock on the date of grant. Therefore, there is no intrinsic value because the exercise price per share of each option was equal to the fair value of the common stock on the date of grant.

There was no aggregate intrinsic value of all stock options outstanding at December 31, 2008, based on the fair market value of the common stock at December 31, 2008.

Convertible preferred stock warrant liability. Beginning January 1, 2006, we began accounting for warrants to purchase our preferred stock issued in connection with financing agreements in accordance with FASB Staff Position (FSP) 150-5, “Accounting Under SFAS 150 for Freestanding Warrants and Other Similar Instruments on Redeemable Shares” (“FSP 150-5”). Pursuant to FSP 150-5, we evaluate certain specifically identified conditions to determine whether the fair value of these warrants is required to be classified as a liability. The fair value of the warrants that are classified as liabilities are adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in current period earnings. We estimated the fair market value of these warrants at the respective balance sheet dates using a Black-Scholes option-pricing model, based on the estimated market value of the underlying preferred stock at the measurement date, the remaining contractual term of the warrant, risk-free interest rates and expected dividends on and expected volatility of the price of the underlying preferred stock. These estimates, especially the market value of the underlying preferred stock and the expected volatility, are highly judgmental. The assumptions used in our Black-Scholes option pricing model for Series E, C, B, B-2 and A warrants at January 1, 2006 upon the adoption of FSP 150-5 were: (i) remaining contractual terms of 2.1 to 9.9 years; (ii) risk-free interest rate of 4.82% to 4.86%; (iii) expected volatility of 50% to 79%; and (iv) no expected dividend yield. The assumptions used in our Black-Scholes option pricing model for Series E, C, B, B-2 and A warrants at December 31, 2006 were: (i) remaining contractual terms of 1.3 to 9.1 years; (ii) risk-free interest rates of 4.70% to 5%; (iii) expected volatility of 47% to 76%; and (iv) no expected dividend yield. In each case, the fair value of the underlying preferred stock was assessed primarily by a valuation prepared by management using the practice aid.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 was effective at the beginning of fiscal year 2008. In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. We do not expect that the adoption of the provisions deferred by FSP FAS 157-2 will have a material impact on our financial position or results of operations. The adoption of FSP FAS 157-3 did not have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to measure at fair value many financial instruments and certain other items on an instrument-by-instrument basis that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for us beginning January 1, 2009. SFAS 160 is not expected to have a material impact on the Company’s financial statements.

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

On January 1, 2008, the Company adopted EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption of EITF 07-03 did not have a material impact on the Company’s financial condition or results of operations.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires disclosures related to objectives and strategies for using derivatives; the fair-value amounts of, and gain and losses on, derivative instruments; and credit risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years beginning after November 15, 2008. SFAS 161 is not expected to have a material impact on the Company’s financial statements.

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

Refer to management’s annual report on internal control over financial reporting and the report of our independent registered public accounting firm on pages F-2 and F-3.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2008 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors and executive officers is incorporated by reference to our proxy statement for the 2009 annual meeting of stockholders, provided, that if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed no later than the end of such 120-day period.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to our proxy statement for the 2009 annual meeting of stockholders, provided, that if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed no later than the end of such 120-day period.

We have adopted a Code of Ethics that applies to all of our employees, officers and directors. A copy of the Code of Ethics is available on our website at www.rubicon-es2.com, and any waiver from the Code of Ethics will be timely disclosed on the Company’s website as will any amendments to the Code of Ethics.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning the compensation of our directors and executive officers is incorporated by reference to our proxy statement for the 2009 annual meeting of stockholders, provided, that if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed no later than the end of such 120-day period.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the ownership of our equity securities by certain beneficial owners and by management is incorporated by reference to our proxy statement for the 2009 annual meeting of stockholders, provided, that if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed no later than the end of such 120-day period.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is incorporated by reference to our proxy statement for the 2009 annual meeting of stockholders, provided, that if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed no later than the end of such 120-day period.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accounting fees and services is incorporated by reference to our proxy statement for the 2009 annual meeting of stockholders, provided, that if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed no later than the end of such 120-day period.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2009.

Rubicon Technology, Inc.

By	/s/ Raja M. Parvez
Raja M. Parvez President and Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2009.

Signature	Title

/s/ Raja M. Parvez Raja M. Parvez	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ William F. Weissman William F. Weissman	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Don N. Aquilano Don N. Aquilano	Chairman of the Board of Directors

/s/ Donald R. Caldwell Donald R. Caldwell	Director

/s/ Gordon Hunter Gordon Hunter	Director

/s/ Michael E. Mikolajczyk Michael E. Mikolajczyk	Director

/s/ Raymond J. Spencer Raymond J. Spencer	Director

EXHIBIT INDEX

The Exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description	Incorporation by Reference
3.1	Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to Amendment No. 2, filed on November 1, 2007, to the registrant’s Registration Statement on Form S-1 (File No. 333-145880)

3.2	Amended and Restated Bylaws of Rubicon Technology, Inc.	Filed as Exhibit 3.2 to Amendment No. 2, filed on November 1, 2007, to the registrant’s Registration Statement on Form S-1 (File No. 333-145880)

4.1	Specimen Common Stock Certificate	Filed as Exhibit 4.1 to Amendment No. 3, filed on November 13, 2007, to the registrant’s Registration Statement on Form S-1 (File No. 333-145880)

4.2	Fourth Amended and Restated Registration Rights Agreement, dated as of November 30, 2005	Filed as Exhibit 4.2 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

4.3	Third Amended and Restated Stockholders’ Agreement, dated as of June 28, 2005, by and among Rubicon Technology, Inc. and the stockholders named therein	Filed as Exhibit 4.3 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

4.4	Series E Stockholders’ Agreement, dated as of November 30, 2005, by and among Rubicon Technology, Inc. and the stockholders named therein	Filed as Exhibit 4.4 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

4.5	Form of Warrant to Purchase Shares of Series A preferred stock	Filed as Exhibit 4.5 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

4.6	Form of Investor Warrant to Purchase Shares of Series B preferred stock	Filed as Exhibit 4.6 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

4.7	Warrant to Purchase Shares of Series B preferred stock between Rubicon Technology, Inc. and Silicon Valley Bank, dated July 10, 2002	Filed as Exhibit 4.7 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

4.8	Warrant to Purchase Shares of Series B preferred stock between Rubicon Technology, Inc. and GATX Ventures, Inc., dated July 10, 2002 (1)	Filed as Exhibit 4.8 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

4.9	Warrant to Purchase Shares of Series B preferred stock between Rubicon Technology, Inc. and GATX Ventures, Inc., dated July 10, 2002 (2)	Filed as Exhibit 4.9 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

Exhibit No.	Description	Incorporation by Reference
4.10	Warrant to Purchase Shares of Series B preferred stock between Rubicon Technology, Inc. and Atel Ventures, Inc., dated July 28, 2003	Filed as Exhibit 4.10 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

4.11	Warrant to Purchase Shares of Series B preferred stock between Rubicon Technology, Inc. and Heller Financial Leasing, Inc., dated October 24, 2003	Filed as Exhibit 4.11 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

4.12	Warrant to Purchase Shares of Series B preferred stock between Rubicon Technology, Inc. and Lighthouse Capital Partners IV, L.P., dated October 24, 2003	Filed as Exhibit 4.12 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

4.13	Warrant to Purchase Shares of Series C preferred stock between Rubicon Technology Inc. and Heller Financial Leasing Inc., dated March 31, 2005	Filed as Exhibit 4.13 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

4.14	Form of Investor Warrant to Purchase Shares of Series E preferred stock	Filed as Exhibit 4.14 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

4.15	Warrant to Purchase Shares of Series E preferred stock between Rubicon Technology, Inc. and Lighthouse Capital Partners IV, L.P., dated December 20, 2005	Filed as Exhibit 4.15 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

4.16	Warrant to Purchase Shares of Series E preferred stock between Rubicon Technology, Inc. and Heller Financial Leasing, Inc., dated December 20, 2005	Filed as Exhibit 4.16 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

4.17	Warrant to Purchase Shares of Series E preferred stock between Rubicon Technology, Inc. and Hercules Technology Growth Capital, Inc., dated April 9, 2007	Filed as Exhibit 4.17 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.1*	Rubicon Technology, Inc. 2001 Equity Plan, dated as of August 2, 2001	Filed as Exhibit 10.1 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.1(a)*	Amendment No. 1 to the Rubicon Technology, Inc. 2001 Equity Plan, dated as of November 6, 2001	Filed as Exhibit 10.1(a) to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.1(b)*	Amendment No. 2 to the Rubicon Technology, Inc. 2001 Equity Plan, dated as of May 21, 2002	Filed as Exhibit 10.1(b) to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.1(c)*	Amendment No. 3 to the Rubicon Technology, Inc. 2001 Equity Plan, dated as of May 28, 2004	Filed as Exhibit 10.1(c) to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

Exhibit No.	Description	Incorporation by Reference
10.1(d)*	Amendment No. 4 to the Rubicon Technology, Inc. 2001 Equity Plan, dated as of December 6, 2004	Filed as Exhibit 10.1(d) to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.1(e)*	Amendment No. 5 to the Rubicon Technology, Inc. 2001 Equity Plan, dated as of June 28, 2005	Filed as Exhibit 10.1(e) to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.1(f)*	Amendment No. 6 to the Rubicon Technology, Inc. 2001 Equity Plan, dated as of November 30, 2005	Filed as Exhibit 10.1(f) to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.1(g)*	Amendment No. 7 to the Rubicon Technology, Inc. 2001 Equity Plan, dated as of July 26, 2006	Filed as Exhibit 10.1(g) to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.1(h)*	Rubicon Technology, Inc. 2001 Equity Plan Form of Notice of Stock Option Grant and Stock Option Agreement	Filed as Exhibit 10.1(h) to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.2*	Rubicon Technology, Inc. 2007 Stock Incentive Plan dated as of August 29, 2007	Filed as Exhibit 10.2 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.3*	Rubicon Technology, Inc. Management Incentive Bonus Plan, dated as of February 28, 2007	Filed as Exhibit 10.4 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.4*	Amendment No. 1 to Rubicon Technology, Inc. Management Incentive Bonus Plan, dated as of August 29, 2007	Filed as Exhibit 10.4(a) to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.5*	Executive Employment Agreement, dated as of November 17, 2005, by and between Rubicon Technology, Inc. and Raja M. Parvez	Filed as Exhibit 10.5 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.5(a)*	Amendment, dated as of July 25, 2007, to Executive Employment Agreement by and between Rubicon Technology, Inc. and Raja M. Parvez	Filed as Exhibit 10.5(a) to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.6*	Employment Agreement, dated as of March 29, 2004, by and between Rubicon Technology, Inc. and Hap Hewes	Filed as Exhibit 10.6 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.7*	Severance Agreement, dated as of September 8, 2005, by and between Rubicon Technology, Inc. and Hap R. Hewes	Filed as Exhibit 10.7 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

Exhibit No.	Description	Incorporation by Reference
10.8*	Executive Employment Agreement, dated as of July 30, 2007, by and between Rubicon Technology, Inc. and William F. Weissman	Filed as Exhibit 10.8 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.9	Loan and Security Agreement, dated as of April 9, 2007, by and between Rubicon Technology, Inc. and Hercules Technology Growth Capital, Inc.	Filed as Exhibit 10.9 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.10	Form of Post-IPO Change of Control Severance Agreement	Filed as Exhibit 10.10 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.11	Form of Indemnification Agreement	Filed as Exhibit 10.11 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.12	Commercial Lease, dated as of December 23, 2004, by and between Rubicon Technology, Inc. and Bartmanns, Perales & Dolter, LLC	Filed as Exhibit 10.12 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.12(a)	Amendment to Commercial Lease, dated as of May 6, 2005, by and between Rubicon Technology, Inc. and Bartmanns, Perales & Dolter, LLC	Filed as Exhibit 10.12(a) to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.13	Industrial Space Lease, dated as of July 29, 2005, by and among Rubicon Technology, Inc. and Radion Mogilevsky and Nanette Mogilevsky	Filed as Exhibit 10.13 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.14	Industrial Building Lease, dated as of July 18, 2007, by and between Rubicon Technology, Inc. and Phillip J. Latoria, Jr.	Filed as Exhibit 10.14 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.15	Non-Competition Agreement, dated as of April 6, 2005, by and between Rubicon Technology, Inc. and Hap Hewes	Filed as Exhibit 10.15 to Amendment No. 1, filed on October 11, 2007, to the registrant’s Registration Statement on Form S-1 (File No. 333-145880)

10.16†	2007 Material Purchase Meeting Record, dated as of November 7, 2006, by and between Rubicon Technology, Inc. and Shinkosha Co. Ltd.	Filed as Exhibit 10.16 to Amendment No. 1, filed on October 11, 2007, to the registrant’s Registration Statement on Form S-1 (File No. 333-145880)

10.17†	2007 Supply Agreement, dated as of January 5, 2007, by and between Rubicon Technology, Inc. and Crystalwise Technology, Inc.	Filed as Exhibit 10.17 to Amendment No. 1, filed on October 11, 2007, to the registrant’s Registration Statement on Form S-1 (File No. 333-145880)

10.18†	2008 Sapphire Material Supply Agreement, dated as of May 19, 2007, by and between Rubicon Technology, Inc. and Crystalwise Technology, Inc.	Filed as Exhibit 10.18 to Amendment No. 1, filed on October 11, 2007, to the registrant’s Registration Statement on Form S-1 (File No. 333-145880)

Exhibit No.	Description	Incorporation by Reference
10.19†	Supply Agreement, dated as of March 26, 2007, by and between Rubicon Technology, Inc. and Peregrine Semiconductor Corp.	Filed as Exhibit 10.19 to Amendment No. 2, filed on November 1, 2007, to the registrant’s Registration Statement on Form S-1 (File No. 333-145880)

10.20†	First Amendment of 2008 Supply Agreement, by and between Crystalwise Technology, Inc. and Rubicon Technology, Inc., effective as of July 7, 2008.	Filed as Exhibit 10.17(a), filed on August 13, 2008, to the registrant’s quarterly report on Form 10-Q

10.21+	First Amendment to the 6” Supply Agreement, by and between Peregrine Semiconductor Corp. and Rubicon Technology, Inc., effective as of August 22, 2008.	Filed as Exhibit 10.1, filed on November 13, 2008, to the registrant’s quarterly report on Form 10-Q

10.22**	Second Amendment to Supply Agreement, by and between Peregrine Semiconductor Corp. and Rubicon Technology, Inc., effective as of November 25, 2008.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

*	Management contract or compensatory plan or arrangement of the Company.
†	Confidential treatment has been requested and granted for certain provisions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act.
+	Confidential treatment has been requested and granted for certain provisions of this Exhibit pursuant to Rule 24b-2 promulgated under the Exchange Act.
**	Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 24b-2 promulgated under the Exchange Act.

Rubicon Technology, Inc.

MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

The financial statements were prepared by management, which is responsible for their integrity and objectivity and for establishing and maintaining adequate internal controls over financial reporting.

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

i.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company;

ii.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

iii.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to the financial statement preparation. Further, because of changes in conditions, the effectiveness of internal controls may vary over time.

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on management’s assessment using those criteria, as of December 31, 2008, management believes that the Company’s internal controls over financial reporting are effective.

Grant Thornton LLP, independent registered public accounting firm, has audited the financial statements of the Company for the fiscal years ended December 31, 2008, 2007 and 2006 and the Company’s internal control over financial reporting as of December 31, 2008. Their reports are presented on the following pages.

Rubicon Technology, Inc.

March 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Rubicon Technology, Inc.

We have audited Rubicon Technology, Inc.’s (a Delaware Corporation) (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of the Company as of and for the year ended December 31, 2008 and our report dated March 13, 2009 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Madison, Wisconsin

March 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Rubicon Technology, Inc.

We have audited the accompanying balance sheets of Rubicon Technology, Inc. (a Delaware Corporation) (“the Company”) as of December 31, 2008 and 2007, and the related statements of operations, redeemable equity and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2009 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Madison, Wisconsin

March 13, 2009

Rubicon Technology, Inc.

Balance sheets

	As of December 31,
	2008	2007
	(in thousands, other than share data)
Assets
Cash and cash equivalents	$7,629	$4,380
Restricted cash	5	10
Short-term investments	37,328	67,765
Accounts receivable, net	2,542	4,673
Inventories, net	7,882	2,522
Spare parts	3,569	1,203
Prepaid expenses and other current assets	1,357	1,355

Total current assets	60,312	81,908
Investments	12,696	3,200
Property and equipment, net	39,337	26,303

Total assets	$112,345	$111,411

Liabilities and stockholders’ equity
Accounts payable	$2,440	$2,572
Capital lease obligations	—	43
Accrued payroll	677	1,314
Deferred revenue	—	583
Corporate income and franchise taxes	255	385
Accrued and other current liabilities	580	832

Total current liabilities	3,952	5,729
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 undesignated shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 85,000,000 shares authorized and 21,279,692 and 20,488,608 shares issued and outstanding at December 31, 2008 and 2007	21	24
Additional paid-in capital	260,581	259,243
Treasury stock, at cost, 730,733 shares at December 31, 2008	(3,084)	—
Accumulated other comprehensive income	129	24
Accumulated deficit	(149,254)	(153,609)

Total stockholders’ equity	108,393	105,682

Total liabilities and stockholders’ equity	$112,345	$111,411

The accompanying notes are an integral part of these statements.

Rubicon Technology, Inc.

Statements of operations

	Year ended December 31,
	2008	2007	2006
	(in thousands, other than share and per share data)
Revenue	$37,838	$34,110	$20,752
Cost of goods sold	25,746	22,045	18,885

Gross profit	12,092	12,065	1,867
Operating expenses:
General and administrative	6,691	6,157	3,298
Sales and marketing	968	675	1,062
Research and development	862	769	679
Asset impairment	—	—	933
Loss on disposal of assets	1,215	139	42

Income (loss) from operations	2,356	4,325	(4,147)

Other income (expense):
Change in carrying value of convertible preferred stock warrants	—	(6,019)	(1,962)
Interest income	2,060	373	5
Interest expense	(2)	(1,458)	(1,315)
Realized loss on investments	(55)	—	—

Total other income (expense)	2,003	(7,104)	(3,272)

Income (loss) before income taxes and cumulative effect of change in accounting principle	4,359	(2,779)	(7,419)
Income taxes	(4)	(75)	—

Income (loss) before cumulative effect of change in accounting principle	4,355	(2,854)	(7,419)
Cumulative effect of change in accounting principle	—	—	(221)

Net income (loss)	4,355	(2,854)	(7,640)
Dividends on preferred stock	—	(5,625)	(5,563)
Accretion of redeemable preferred stock	—	(59,934)	(23,416)

Net income (loss) attributable to common stockholders	$4,355	$(68,413)	$(36,619)

Net income (loss) per common share attributable to common stockholders
Basic	$0.21	$(27.22)	$(146.57)

Diluted	$0.19	$(27.22)	$(146.57)

Weighted average common shares outstanding used in computing net loss per share attributable to common stockholders
Basic	20,892,040	2,513,487	249,843
Diluted	21,920,861	2,513,487	249,843

The accompanying notes are an integral part of these statements.

Rubicon Technology, Inc.

Statements of redeemable equity and stockholders’ equity (deficit)

	Redeemable equity							Stockholders’ equity (deficit)
	Redeemable convertible preferred stock (Notes 7 & 8)		Common stock		Treasury Stock		Additional paid-in capital	Accum Other Comp Inc.	Accum deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
	(in thousands other than share data)
Balance at December 31, 2005	76,351,521	59,365	249,298	3	—	—	17,334	—	(56,910)	(39,573)
Sale of Series E preferred stock	19,918,625	5,553	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	2,885	—	—	—	14	—	—	14
Reclassification of warrants to liability	—	—	—	—	—	—	(1,477)	—	—	(1,477)
Stock-based compensation	—	—	—	—	—	—	62	—	—	62
Dividends on preferred stock	—	5,563	—	—	—	—	(5,563)	—	—	(5,563)
Accretion of preferred stock to redemption value	—	23,416	—	—	—	—	(10,370)	—	(13,046)	(23,416)
Net loss	—	—	—	—	—	—	—	—	(7,640)	(7,640)

Balance at December 31, 2006	96,270,146	93,897	252,183	3	—	—	—	—	(77,596)	(77,593)
Exercise of stock options	—	—	12,455	—	—	—	21	—	—	21
Reclassification of convertible preferred stock warrants from liability to equity	—	—	—	—	—	—	10,388	—	—	10,388
Repurchase of fractional shares	—	—	(17)	—	—	—	—	—	—	—
Net exercise of stock warrants	—	—	53,903	—	—	—	—	—	—	—
Conversion of redeemable preferred stock to common stock	(96,270,146)	(139,045)	9,996,009	10	—	—	139,035	—	—	139,045
Conversion of accumulated preferred stock dividends to common stock	—	(20,411)	3,654,791	4	—	—	20,407	—	—	20,411
Beneficial conversion of dividends	—	—	—	—	—	—	30,491	—	(30,491)	—
Dividends on preferred stock	—	5,625	—	—	—	—	(5,625)	—	—	(5,625)
Restricted stock grant	—	—	14,284	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—			754	—	—	754
Accretion of preferred stock to redemption value	—	59,934	—	—	—	—	(17,266)	—	(42,668)	(59,934)
Net proceeds from initial public offering	—	—	6,505,000	7	—	—	81,038	—	—	81,045
Unrealized gain on investments	—	—	—	—	—	—	—	24	—	24
Net loss	—	—	—	—	—	—	—	—	(2,854)	(2,854)

Comprehensive income	—	—	—	—	—	—	—	—	—	(2 ,830)

Balance at December 31, 2007	—	—	20,488,608	24	—	—	259,243	24	(153,609)	105,682
Exercise of stock options	—	—	485,943	—	—	—	602	—	—	602
Restricted stock grant	—	—	5,537	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	771	—	—	771
Net exercise of stock warrants	—	—	292,922	—	—	—	—	—	—	—
Stock issued to board of directors	—	—	6,682	—	—	—	—	—	—	—
Unrealized gain on investments	—	—	—	—	—	—	—	105	—	105
Offering costs from initial public offering	—	—	—	—	—	—	(38)	—	—	(38)
Purchase of treasury stock, at cost	—	—	—	—	(730,733)	(3,084)	—	—	—	(3,084)
Reclassification of par value	—	—	—	(3)	—	—	3	—	—	—
Net income	—	—	—	—	—	—	—	—	4,355	4,355

Comprehensive income	—	—	—	—	—	—	—	—	—	4,460

Balance at December 31, 2008	—	$—	21,279,692	$21	(730,733)	(3,084)	$260,581	$129	$(149,254)	$108,393

The accompanying notes are an integral part of these statements.

Rubicon Technology, Inc.

Statements of cash flows

	Year ended December 31,
	2008	2007	2006
	(in thousands)
Cash flows from operating activities
Net income (loss)	$4,355	$(2,854)	$(7,640)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	4,452	3,355	3,091
Amortization of financing costs	—	11	17
Net loss on disposal of equipment	1,215	139	42
Asset impairment	—	—	933
Change in carrying value of convertible stock warrants	—	6,019	2,183
Stock-based compensation	771	754	62
Warrants issued for services	—	—	32
Interest expense related to accretion	—	769	352
Realized loss on investments	55	—	—
Changes in operating assets and liabilities:
Accounts receivable	131	(1,748)	(829)
Inventories	(5,360)	(891)	1,402
Spare parts	(2,366)	(397)	(53)
Prepaid expenses and other assets	(16)	(617)	(84)
Accounts payable	(132)	1,091	661
Accrued payroll	(637)	558	418
Deferred revenue	(583)	518	64
Corporate income and franchise taxes	(130)	310	18
Accrued and other current liabilities	(252)	90	(10)

Net cash provided by operating activities	1,503	7,107	659

Cash flows from investing activities
Purchases of property and equipment	(18,701)	(10,564)	(2,373)
Proceeds from disposal of assets	—	30	45
Purchase of investments	(2,048)	(70,941)	—
Proceeds from sale of investments	25,039	—	—

Net cash provided by (used in) investing activities	4,290	(81,475)	(2,328)

Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering, net of issuance costs	(38)	81,045	—
Proceeds from sale of preferred stock	—	—	5,553
Proceeds from exercise of options	602	21	14
Restricted cash	5	9	(14)
Proceeds from line of credit	—	3,000	1,430
Payments on line of credit	—	(3,973)	(1,596)
Payments on capital lease obligations	(29)	(251)	(225)
Proceeds from issuance of long-term debt	—	5,100	—
Payments on long-term debt	—	(9,841)	(1,321)
Purchase of treasury stock	(3,084)	—	—

Net cash provided by (used in) financing activities	(2,544)	75,110	3,841

Net increase in cash and cash equivalents	3,249	742	2,172
Cash and cash equivalents, beginning of year	4,380	3,638	1,466

Cash and cash equivalents, end of year	$7,629	$4,380	$3,638

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$2	$845	$867
Supplemental disclosures of non-cash transactions
Capital assets acquired for capital lease obligations	—	—	123
Warrants issued with debt instruments	—	596	—
Reclassification of preferred stock warrants to liability	—	—	1,477
Conversion of convertible preferred stock warrant liability to common stock warrants	—	10,388	—
Conversion of redeemable preferred stock and accrued dividends to common stock	—	159,456	—
Dividend conversion feature	—	30,491	—
Restricted stock grant	108	189	—
Conversion of accounts receivable to investments	2,000	—	—
Unrealized gain on investments	105	24	—

The accompanying notes are an integral part of these statements.

Rubicon Technology, Inc.

Notes to Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

Rubicon Technology, Inc., a Delaware corporation (the “Company”), is an electronic materials provider that develops, manufactures and sells monocrystalline sapphire and other innovative crystalline products for LEDs, RFICs, blue laser diodes, optoelectronics and other optical applications. We sell our products on a global basis to customers in Asia, North America and Europe. The Company maintains its operating facilities in the Chicago metropolitan area.

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

Restricted cash

At December 31, 2008 and 2007, in connection with certain credit agreements, the Company is required to maintain $5,000 of restricted certificates of deposit. At December 31, 2008 and 2007, the Company held $205 and $4,806 of employee funds as part of a flexible spending program.

Rubicon Technology, Inc.

Notes To Financial Statements—(Continued)

Investments

The Company invests available cash primarily in investment grade commercial paper, corporate notes, government securities and auction rate securities and put options. Investments classified as available-for-sale securities are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Investments in trading securities are reported at fair value, with both realized and unrealized gains and losses recorded in other income (expense), net in the Statement of Operations. Investments in which the Company has the ability and intent, if necessary, to liquidate in order to support its current operations, are classified as short-term. The Company’s long-term investments consist primarily of auction rate securities and put options.

The Company reviews its available for sale securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. The Company considers various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, its ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When the Company concludes that an other- than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Statement of Operations.

Auction-rate securities put options (“ARS Put Options”)

In October 2008, the Company entered into an agreement that provides the Company with the right, but not the obligation, to sell all its auction rate securities to UBS AG for par value during the period of June 30, 2010 to July 2, 2012. The ARS Put Options will provide the Company with the opportunity to recover the estimated unrealized loss on its ARS investments. The Company recorded the fair value of the ARS Put Options upon receipt and included it in other long-term assets on its December 31, 2008 balance sheet. In accordance with SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS No. 115” (“SFAS No. 159”), which was adopted by the Company on January 1, 2008, the Company elected fair value accounting for the ARS Put Options. Unrealized gains and losses related to the ARS Put Options will be recognized in earnings. See Note 3—Investments for additional information regarding the ARS Put Options.

Treasury Stock

The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.

Accounts receivable

The majority of the Company’s accounts receivable are due from manufacturers, primarily in the sapphire substrate polishing business, serving the LED industry. Credit is extended based on an evaluation of the customer’s financial condition. Accounts receivable are due based on contract terms and at stated amounts due from customers, net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time past due, the customer’s current ability to pay and the condition of the general economy and industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Rubicon Technology, Inc.

Notes To Financial Statements—(Continued)

The following table shows the activity of the allowance for doubtful accounts:

	Year ended December 31,
	2008	2007
Beginning balance	$189,077	$146,460
Charges to costs and expenses	351,088	42,617
Accounts charged off, less recoveries	88,862	—

Ending balance	$629,027	$189,077

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

	As of December 31,
	2008	2007
Raw materials	$4,295,053	$1,215,244
Work in progress	1,775,400	1,054,008
Finished goods	2,400,984	578,942

	8,471,437	2,848,194
Reserve for obsolescence and realization	(589,409)	(326,013)

	$7,882,028	$2,522,181

The following table shows the activity of the obsolescence and realization reserve:

	Year ended December 31,
	2008	2007
Beginning balance	$326,013	$580,244
Charges to costs and expenses	263,396	(254,231)

Ending balance	$589,409	$326,013

Property and equipment

Property and equipment consisted of the following:

	As of December 31
	2008	2007
Machinery, equipment and tooling	$42,322,148	$27,995,566
Leasehold improvements	6,881,185	3,608,001
Furniture and fixtures	715,399	707,813
Information systems	545,983	545,983
Construction in progress	5,361,318	6,150,326

Total cost	55,826,033	39,007,689
Accumulated depreciation and amortization	(16,488,760)	(12,704,531)

Property and equipment, net	$39,337,273	$26,303,158

Rubicon Technology, Inc.

Notes To Financial Statements—(Continued)

Property and equipment are carried at cost and depreciated over their estimated useful lives using the straight-line method. The cost of maintenance and repairs is charged to expense as incurred. Significant renewals and improvements are capitalized. Depreciation and amortization expense associated with property and equipment was $4,452,065, $3,354,903 and $3,091,043 for the years ended December 31, 2008, 2007 and 2006.

Construction in progress includes costs associated with the construction of furnaces and deposits made on equipment purchases. Interest costs capitalized were not significant for the years ended December 31, 2008, 2007 and 2006.

The estimated useful lives are as follows:

Asset description	Life
Machinery, equipment and tooling	3-10 years
Leasehold improvements	Lesser of life of lease or economic life
Furniture and fixtures	7 years
Information systems	3 years

The cost of property and equipment included above subject to capital leases was $402,130 at December 31, 2007. Accumulated depreciation on these assets was $107,235 at December 31, 2007.

Asset impairment

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment on Disposal of Long-lived Assets,” property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. An impairment loss of $933,000 was recorded on long-lived assets removed from service during the year ended December 31, 2006. There were no impairment losses on long-lived assets for the years ended December 31, 2008 and 2007.

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

	2008	2007
	(in thousands)
Balance, beginning of period	$30	$70
Charged to cost of sales	199	111
Actual product warranty expenditures	(178)	(151)

Balance, end of period	$51	$30

Fair value of financial instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, short and long-term investments, accounts receivable, and accounts payable. The carrying values of these assets and liabilities

Rubicon Technology, Inc.

Notes To Financial Statements—(Continued)

approximate their fair values due to the short-term nature of these instruments at December 31, 2008 and 2007. Fair value of put options on auction rate securities is discussed in Note 3 below.

Concentration of credit risks and other risks and uncertainties

Financial instruments that could potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. At December 31, 2008 and 2007, the Company had $233,324 and $1,179,769 on deposit at a financial institution in excess of amounts insured by the Federal Deposit Insurance Corporation. The Company performs periodic evaluation of this institution for relative credit standing. The Company has not experienced any losses in such accounts and management believes it is not exposed to any significant risk of loss on these balances.

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

Concentration of credit risk related to revenue and accounts receivable is discussed in Note 5 below.

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

Rubicon Technology, Inc.

Notes To Financial Statements—(Continued)

Shipping and handling costs

In accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company records costs incurred in connection with shipping and handling products as cost of goods sold. Amounts billed to customers in connection with these costs are included in revenue and are not material for any of the periods presented in the accompanying financial statements.

Sales tax

In June 2006, the EITF issued EITF 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”. The Company collects and remits sales taxes on products sold to customers and reports such amounts under the net method in its Statement of Operations and records a liability until remitted to the respective tax authority.

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

Effective January 1, 2006, the Company adopted SFAS 123(R), “Share-Based Payment” (“SFAS 123R”), which revised SFAS 123, and supersedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be measured at fair value and expensed in the statements of operations over the service period (generally the vesting period) of the grant. Upon adoption, the Company transitioned to SFAS 123R using the prospective transition method, under which only new awards (or awards modified, repurchased, or cancelled after the effective date) are accounted for under the provisions of SFAS 123R and expense is only recognized in the consolidated statements of operations beginning with the first period that SFAS 123R is effective and continuing to be expensed thereafter. See Note 9 for further disclosure related to SFAS 123R.

Research and development

Research and development costs are expensed as incurred. Research and development expense was $861,805, $769,421 and $679,379 in 2008, 2007 and 2006.

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

Rubicon Technology, Inc.

Notes To Financial Statements—(Continued)

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties as of December 31, 2008 and 2007, and has not recognized any interest or penalties in expense for the years ended December 31, 2008 and 2007. The Company is subject to taxation in the US and in a state jurisdiction. Due to the existence of net operating loss carryforwards, all tax years are open to examination by tax authorities.

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

Other comprehensive income

Other comprehensive income refers to revenue, expenses, gains and losses that, under US GAAP, are included in other comprehensive income (loss), but are excluded from net income (loss), as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. For the years ended December 31, 2008 and 2007, the Company recorded an unrecognized gain on investments in accumulated other comprehensive income. The Company’s net loss is the same as other comprehensive loss for the year ended December 31, 2006.

Convertible preferred stock warrant liability

Effective January 1, 2006, the Company adopted FASB Staff Position (“FSP”) 150-5, “Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable.” FSP 150-5 requires the Company to classify its outstanding preferred stock warrants as liabilities as the warrants are exercisable into redeemable preferred shares. The fair value of warrants classified as liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in current period earnings. The Company’s management determined the fair value of the preferred stock warrants at January 1, 2006 and at each subsequent reporting date. The methodology used to value the warrants was a Black-Scholes option-pricing model. The determination of the fair value using this model will be affected by assumptions regarding a number of complex and subjective variables. These variables include expected stock volatility over the contractual term of the warrants, risk-free interest rates, and the

Rubicon Technology, Inc.

Notes To Financial Statements—(Continued)

estimated fair value of the underlying preferred stock. The contractual term used was equal to the remaining contractual term of the warrants. The volatility was based on an analysis of a peer group of public companies. Historical price volatilities of these companies were evaluated over a period of time equal to the contractual term of the warrants. The risk-free interest rates were based on US Treasury zero-coupon rates in effect at each reporting period with terms consistent with the remaining contractual term of the warrants. The fair value of the underlying preferred stock at January 1, 2006 and at each subsequent reporting date was determined based upon management’s valuation of the Company using market and income approaches and utilizing an option pricing methodology to allocate the Company valuation to each equity security. The allocated valuation amounts were then probability weighted as prescribed by the AICPA Practice Aid “Valuation of Privately-Held-Company Equity Securities Issued as Compensation” based upon management’s best estimates of an initial public offering or remaining private. At the IPO all preferred stock warrants were converted to common stock warrants (see note 6) and the liability value using the IPO price as an assumption in the Black-Scholes option-pricing model, was reclassified to equity.

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

Rubicon Technology, Inc.

Notes To Financial Statements—(Continued)

Net income (loss) per common share attributable to common stockholders

Net income (loss) per share of common stock is as follows for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
Net income (loss) per common share:
Basic:
Gain (loss) before cumulative effect of change in accounting principle	$0.21	$(1.14)	$(29.69)
Cumulative effect of change in accounting principle	—	—	(0.89)

Net gain (loss)	$0.21	$(1.14)	$(30.58)

Net gain (loss) attributable to common stockholders	$0.21	$(27.22)	$(146.57)

Weighted average common shares outstanding used in:
Basic	20,892,040	2,513,487	249,843

Diluted:
Gain (loss) before cumulative effect of change in accounting principle	$0.19	$(1.14)	$(29.69)
Cumulative effect of change in accounting principle	—	—	(0.89)

Net gain (loss)	$0.19	$(1.14)	$(30.58)

Net gain (loss) attributable to common stockholders	$0.19	$(27.22)	$(146.57)

Weighted average common shares outstanding used in:
Diluted	21,929,861	2,513,487	249,843

Basic net gain (loss) per share is computed by dividing net gain (loss) by the weighted-average number of common shares outstanding during the period. Diluted net gain (loss) per share is computed by dividing net gain (loss) by the weighted-average number of dilutive common shares outstanding during the period. Dilutive shares outstanding are calculated by adding to the weighted shares outstanding any common stock equivalents from redeemable preferred stock, outstanding stock options and warrants based on the treasury stock method.

Diluted net loss and net loss attributable to common stockholders per share is the same as basic net loss attributable to common stockholders per share in the years ended December 31, 2007 and 2006, since the effects of potentially dilutive securities are anti-dilutive.

The number of anti-dilutive shares excluded from the calculation of diluted net loss per share is as follows as of December 31:

	2007	2006
Preferred stock	—	96,270,146
Warrants	795,845	9,378,628
Stock options	1,710,494	1,096,225

	2,506,339	106,744,999

Rubicon Technology, Inc.

Notes To Financial Statements—(Continued)

Recent accounting pronouncements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 was effective at the beginning of fiscal year 2008. In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. We do not expect that the adoption of the provisions deferred by FSP FAS 157-2 will have a material impact on our financial position or results of operations. The adoption of FSP FAS 157-3 did not have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to measure at fair value many financial instruments and certain other items on an instrument-by-instrument basis that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for us beginning January 1, 2009. SFAS 160 is not expected to have a material impact on the Company’s financial statements.

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

On January 1, 2008, the Company adopted EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption of EITF 07-03 did not have a material impact on the Company’s financial condition or results of operations.

Rubicon Technology, Inc.

Notes To Financial Statements—(Continued)

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires disclosures related to objectives and strategies for using derivatives; the fair-value amounts of, and gain and losses on, derivative instruments; and credit risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years beginning after November 15, 2008. SFAS 161 is not expected to have a material impact on the Company’s financial statements.

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

Revenue is attributed by geographic region based on ship-to location of the Company’s customers. The following table summarizes revenue by geographic region:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Asia	$20,045	$24,605	$18,111
North America	16,519	8,682	2,211
Europe	1,274	823	430

Revenue	$37,838	$34,110	$20,752

3. INVESTMENTS

The Company invests available cash primarily in investment grade commercial paper, corporate notes, government securities and auction rate securities. Short-term investments are classified as available-for-sale securities and are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive income (loss). The Company’s long-term investments consist of a $2 million investment in Peregrine Semiconductor, Corp. (one of our key customers) Series D-1 Preferred shares and $10.7 million of auction rate securities and put options. In February 2008, we began experiencing failed auctions of our entire auction rate securities portfolio, resulting in our inability to sell these securities in the short term. All of these auction rate securities are AAA rated by one or more of the major credit rating agencies and have contractual maturities from 2036 to 2045. Further, all of these securities are collateralized by student loans, and approximately 99% of the collateral qualifies under the Federal Family Education Loan Program and is

Rubicon Technology, Inc.

Notes To Financial Statements—(Continued)

guaranteed by the US government. The Company is receiving the underlying cash flows on all its auction rate securities. The Company is unable to predict if these funds will become available before their maturity dates. As such, the auction rate securities have been classified as long-term investments as of December 31, 2008.

In October 2008, the Company entered into an agreement with UBS, AG, which provides the Company certain rights to sell to UBS, AG the auction rate securities that were purchased through them. As of December 31, 2008, the Company held $10.8 million par value auction rate securities purchased from UBS, AG. The Company has the option to sell these securities to UBS, AG at par value from June 10, 2010 through July 2, 2012. UBS, AG, at its discretion, may purchase or sell these securities on the Company’s behalf at any time provided the Company receives par value for the securities sold. The issuers of the auction rate securities continue to have the right to redeem the securities at their discretion. The agreement also permits the Company to establish a demand revolving credit line in an amount equal to the par value of the securities at a net no cost. If the Company’s debt is determined to be rated below investment grade or is not rated, the amount that can be borrowed is limited to 75% of the market value of the auction rate securities. As of December 31, 2008 the Company had no loans outstanding under this agreement.

The Company’s right to sell the auction rate securities to UBS, AG, commencing on June 10, 2010 represents put options for a payment equal to the par value of the auction rate securities. The Company elected the fair value option under SFAS 159 and recorded the put options in “long term investments”. During the fiscal year 2008, the Company recorded a gain of $1.6 million representing the initial fair value of the put options and the changes in fair value of the put options from October to the end of the year. The Company recorded a loss of $1.7 million representing the transfer of the UBS, AG auction rate securities from available-for-sale to trading securities and accordingly, recognizing the unrealized losses previously recorded in comprehensive income at the election date and the subsequent changes in fair value from the election date to the end of the year. Both the gain from recording the put options at fair value and the loss due to the transfer from available-for-sale to trading securities, as well as the subsequent fair value adjustments, were recorded in “realized gain (loss)”.

The Company values the auction rate securities and put options using a discounted cash model that weights various factors including interest rates and expected holding period. The investment in Peregrine Semiconductor, Corp. is valued at a pre-money valuation of Peregrine Semiconductor Corp. as determined by an investor group in the fourth quarter 2008. The Company believes this is a fair value of this investment at December 31, 2008.

The Company does not expect to need access to the capital represented by any of its auction rate securities prior to their maturities. As such, the Company has determined that no other-than-temporary impairment losses existed as of December 31, 2008.

Short-term investments are available-for-sale securities recorded at fair value and unrealized gains and losses are reported as part of accumulated other comprehensive income (loss).

The following table presents the amortized cost, and gross unrealized gains and losses on all securities at December 31, 2008:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities and agency (taxable)	$22,384	$77	$—	$22,461
Corporate Notes/Bonds (taxable)	5,795	36	—	5,831
Commercial Paper (taxable)	9,020	16	—	9,036

Total available-for-sale securities	37,199	129	—	37,328

Auction rate securities	9,084	—	—	9,084
Auction rate securities put options	1,612	—	—	1,612
Peregrine Semiconductor, Corp Series D-1 Preferred shares	2,000	—	—	2,000

Total trading securities	12,696	—	—	12,696

Total securities	$49,895	$129	$—	$50,024

Rubicon Technology, Inc.

Notes To Financial Statements—(Continued)

The net carrying value and estimated fair value of available-for-sale securities at December 31, 2008, by contractual maturity, were as follows:

	Cost	Fair Value
Due in one year or less	$37,199	$37,328

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No.157”). In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157–2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations and financial condition. The following table summarizes the Company’s financial assets measured at fair value on a recurring basis in accordance with SFAS No. 157 as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$7,151	$—	$—	$7,151
Investments:
Available-for-sales securities—current	—	37,328	—	37,328
Trading securities—non-current	—	—	12,696	12,696

Total	$7,151	$37,328	$12,696	$57,175

Level 3 assets consist of AAA-rated municipal bonds with an auction reset feature (auction rate securities) whose underlying assets are generally student loans which are substantially backed by the federal government, auction rate security put options and Peregrine Semiconductor, Corp Series D-1 Preferred shares. As of December 31, 2008, due to the auction failures, underlying maturities of the auction rate securities of greater than one year and the Company’s ability to hold the securities beyond one year, the Company reclassified its

Rubicon Technology, Inc.

Notes To Financial Statements—(Continued)

investment in auction rate securities from short-term investments to long-term investments. These investments were valued at fair value as of December 31, 2008. The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of December 31, 2008:

Level 3 assets
Balance at January 1, 2008	$3,200
Net transfers in auction rate securities with failed auctions and put options	7,551
Purchase of Peregrine Semiconductor, Corp Series D-1 Preferred shares	2,000
Net recognized gains and (losses)	(55)

Balance at December 31, 2008	$12,696

In addition to the debt securities noted above, the Company had approximately $572,000 of time deposits included in cash and cash equivalents as of December 31, 2008.

4. RELATED PARTY TRANSACTIONS

In November 2008, the Company purchased 1,345,444 shares for a total of $2 million of Peregrine Semiconductor, Corp. Series D-1 Preferred shares. Peregrine Semiconductor, Corp. is a key customer of the Company.

5. SIGNIFICANT CUSTOMERS

For the year ended December 31, 2008, we had four customers that accounted for approximately 29%, 17%, 12% and 10% of our revenue. For the year ended December 31, 2007, we had three customers that accounted for approximately 26%, 21% and 15% of our revenue. For the year ended December 31, 2006, we had three customers that accounted approximately 27%, 17% and 14% of our revenue.

Customers individually representing more than 10% of trade receivables accounted for approximately 61% and 69% of accounts receivable as of December 31, 2008 and 2007. The Company grants credit to customers based on an evaluation of their financial condition. Losses from credit sales are provided for in the financial statements.

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

Rubicon Technology, Inc.

Notes To Financial Statements—(Continued)

In December 2005, the Company entered into a restructuring agreement with the lender to suspend monthly principal payments until December 2006. All terminal payments were extended for 12 months, with the exception of the balloon payment, which remained due on May 1, 2008. The remaining principal balance on the $4,000,000 extension loan was restructured as 17 equal payments of principal and interest of $112,700 commencing December 1, 2006 with a final principal balloon payment of $2,263,402 due on May 1, 2008. In addition, warrants to purchase 2,298,645 Series E preferred shares at $0.2806 per share were issued (Note 7). Upon the Company’s IPO, the warrants were converted into 176,818 common stock warrants. Interest rates were increased by 300 basis points. The interest rate would decrease by 300 basis points in December 2006, if the Company achieved positive earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the fiscal quarter ending on December 31, 2006. At December 31, 2006, the Company achieved the required positive EBITDA. The agreement included monthly operating EBITDA, revenue and capital expenditure covenants measured on a rolling two-month basis.

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

Rubicon Technology, Inc.

Notes To Financial Statements—(Continued)

7. STOCKHOLDERS’ EQUITY (DEFICIT), REDEEMABLE STOCK CONVERSIONS, ACCRUED DIVIDEND CONVERSIONS AND WARRANT CONVERSIONS

Common Stock

As of December 31, 2008, the Company had 85,000,000 shares of common stock authorized with a par value of $0.001 and the Company had reserved 1,160,847 shares of common stock for issuance upon the exercise of outstanding common stock options. Also, 2,072,170 shares of the Company’s common stock were reserved for future grants of stock options (or other similar equity instruments) under the Company’s 2001 Equity Plan and 2007 Stock Incentive Plan as of December 31, 2008. In addition 336,705 shares of the Company’s common stock were reserved for future exercise of outstanding warrants as of December 31, 2008.

On November 21, 2007, the Company completed an IPO of 6,505,000 shares of its common stock (including the underwriters’ exercise of their over-allotment option) at a public offering price of $14.00 per share. Net cash proceeds from the initial public offering were $81 million after deducting offering costs.

Redeemable Stock Conversions

On August 28, 2007, 370,000 shares of Series A redeemable convertible preferred stock were converted into 204,826 shares of common stock. In addition, holders of the Series A redeemable convertible preferred stock were entitled to receive dividends. The dividends that accrued through August 28, 2007, the conversion date, were $578,923 and were paid out in the form of 60,252 shares of common stock.

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

9,791,183

Rubicon Technology, Inc.

Notes To Financial Statements—(Continued)

Accrued Dividend Conversions

Holders of all redeemable convertible preferred stock were entitled to receive dividends. Such dividends accrued through November 21, 2007, the closing date of the IPO and were paid out in the form of shares of common stock as follows:

Preferred Stock Series	Accumulated dividends	Common shares issued upon conversion
Series A	$2,624,510	273,150
Series B	4,099,085	563,061
Series B-2	4,930,453	1,351,623
Series C	925,926	95,106
Series C-2	3,569,436	472,179
Series D	186,488	22,334
Series D-2	1,139,112	170,807
Series E	2,357,495	646,279

	$19,832,505	3,594,539

Warrant Conversions

During 2007, preferred stock warrants were granted, exercised and expired as follows:

	Series A	Series B	Series B-2	Series C	Series E
Preferred stock warrants outstanding at December 31, 2006	17,000	1,792,351	647,379	131,096	6,790,802
Granted	—	—	—	—	1,710,620
Exercised	—	(1,217,152)	—	(131,096)	—

Preferred stock warrants outstanding on November 21, 2007	17,000	575,199	647,379	—	8,501,422

Conversion to common stock warrants upon IPO	9,410	44,243	99,377	—	653,942

1,217,152 Series B warrants and 131,096 Series C warrants were exercised in full in connection with the IPO on a “net exercise” basis, which resulted in the Company issuing 48,068 shares of common stock to the warrant holders.

8. REDEEMABLE EQUITY AND STOCKHOLDERS’ EQUITY

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

The Company issued various series of preferred stock. At anytime after December 15, 2007, the holders of Series E, D, D-2, C, C-2, B, B-2 and A preferred stock had the option to sell their shares back to the Company at the greater of original purchase price plus accrued and unpaid dividends, or the current fair market value of the shares plus accrued and unpaid dividends. As a result, the carrying value of the preferred stock was increased by an accretion each period so that the carrying amounts will equal the greater of original purchase price plus accrued and unpaid dividends, or the current fair market value of the shares plus accrued and unpaid dividends for the Series E, D, D-2, C, C-2, B, B-2 and A preferred stock. The accreted amounts were recorded to additional paid-in capital, if any, and then to accumulated deficit. The accretion recorded during 2007 was recorded to bring the carrying value of the redeemable convertible preferred stock to their redemption values as of November 21, 2007, the date the company completed its IPO and converted all of the redeemable convertible preferred stock outstanding into common stock.

As of December 31, 2005, the excess of fair market value of the Company’s Series B and B-2 preferred stock over the original purchase price plus accrued and unpaid dividends decreased by $5,161,000 from December 31, 2004. This decrease was primarily offset by an increase in fair market value of the Company’s Series E preferred stock over the same period to arrive at the net credit balance for accretion of redeemable preferred stock of $4,404,000 for the year ended December 31, 2005.

Rubicon Technology, Inc.

Notes To Financial Statements—(Continued)

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

Rubicon Technology, Inc.

Notes To Financial Statements—(Continued)

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

Rubicon Technology, Inc.

Notes To Financial Statements—(Continued)

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

Series A redeemable convertible preferred stock

Each share of Series A stock had a $0.001 par value. In liquidation, each share of Series A stock was entitled to a liquidation preference equal to $7.9785 per share plus any accrued but unpaid dividends on such share. The liquidation preference on the Series A stock was payable only after payment in full of the liquidation preference payable with respect to all of the other outstanding series of preferred stock. After payment of all the liquidation preferences attributable to the preferred stock, the holders of the outstanding Series A stock participated pro rata with the common stock and each of the other series of preferred stock in the distribution of any remaining assets of the Company, except that the holders of Series A were limited in their further distribution pursuant to a formula set forth in the Company’s certificate of incorporation.

Rubicon Technology, Inc.

Notes To Financial Statements—(Continued)

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

During 2007 the Company issued warrants to purchase 1,710,620 shares of Series E preferred stock in conjunction with procurement of long-term debt. Upon the closing of the Company’s IPO, the Series E preferred stock warrants were converted into 131,606 common stock warrants, as described in Note 6. The warrants have an exercise price $3.6478 per share, and expire November 21, 2010. The estimated fair value of $596,151 was recorded as a reduction on the amount of the loan at the time the warrants were granted. Upon the closing of the IPO, the loan was repaid and the discount was charged to interest expense. During 2008 the warrants were exercised in full on a “net exercise” basis, resulting in the issuance of 112,423 shares of common stock.

During 2006, the Company issued warrants to purchase 571,988 shares of its Series E preferred stock in conjunction with a loan guarantee and an executive search. Upon the closing of the Company’s IPO, the Series E preferred stock warrants were converted into 43,997 common stock warrants as described in Note 6. The warrants have an exercise price of $3.6478, are immediately exercisable, and expire 10 years from the date of issuance. The fair value of the warrants of $81,230 and $31,648 was recorded as interest and recruiting expense. During 2008, 12,336 of these warrants were exercised on a “net exercise” basis, resulting in the issuance of 10,736 shares of common stock.

Rubicon Technology, Inc.

Notes To Financial Statements—(Continued)

During 2005, the Company issued warrants to purchase 3,920,169 shares of its Series E preferred stock in conjunction with the issuance of $5,500,000 of convertible promissory notes issued by the Company to investors from August 2005 through October 2005. Upon the closing of the Company’s IPO, the Series E preferred stock warrants were converted into 301,541 common stock warrants, as described in Note 6. The warrants have an exercise price of $3.6478, are immediately exercisable, and expire 10 years from the date of issuance. The fair value of the warrants of $773,621 and the value of the beneficial conversion feature contained in the notes of $678,000 were recorded as a debt discount at the time the warrants were granted. Interest expense in the amount of $1,451,621 was recorded in 2005 to reflect accretion of the loan. During 2008, 10,232 of these warrants were exercised on a “net exercise” basis, resulting in the issuance of 8,908 shares of common stock.

During 2005, the Company issued warrants to purchase 2,298,645 shares of its Series E preferred stock in conjunction with the restructuring of loans. Upon the closing of the Company’s IPO, the Series E preferred stock warrants were converted into 176,818 common stock warrants, as described in Note 6. The warrants have an exercise price of $3.6478, are immediately exercisable, and expire 10 years from the date of issuance. The fair value of the warrants, $454,575, was recorded as a reduction in the amount of the loan at the time the warrants were granted. Interest expense in the amount of $172,810, $260,165 and $21,600 were recorded in 2007, 2006 and 2005 to reflect accretion of the loan. During 2008 the warrants were exercised in full on a “net exercise” basis, resulting in the issuance of 116,497 shares of common stock.

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

During 2003, the Company issued warrants to purchase a total of 2,238,837 shares of its Series B preferred stock in conjunction with the procurement of loans. The fair value of the warrants, approximately $47,000, was recorded as a debt discount at the time the warrants were granted. Interest expense in the amount of $15,647 was recorded in 2005 and 2004 to reflect the accretion of the loan. In 2005, in connection with the Company’s Series E preferred stock financing, holders of 647,379 of the warrants to purchase Series B preferred stock converted their warrants to warrants to purchase shares of Series B-2 preferred stock. Upon the closing of the IPO, 1,217,152 of Series B preferred stock warrants were exercised in full on a “net exercise” basis, which resulted in the issuance of 44,940 shares of common stock and 374,306 of the Series B preferred stock warrants were converted into 28,791 common stock warrants. During 2008, all of these warrants were exercised on a “net exercise” basis, resulting in the issuance of 21,985 shares of common stock. Upon the closing of the IPO, the Series B-2 preferred stock warrants were converted into 99,377 common stock warrants. During 2008, 25,699 of these warrants were exercised on a “net exercise” basis, resulting in the issuance of 22,373 shares of common stock and the remaining 73,678 of these warrants expired.

During 2002, the Company issued warrants to purchase 200,893 shares of its Series B preferred stock in conjunction with the procurement of loans. Upon the closing of the IPO, these Series B preferred stock warrants were converted into 15,452 common stock warrants. Subsequent to the IPO, 1,717 of these common stock warrants were converted into 1,074 shares of common stock on a “net exercise” basis. The warrants have an exercise price of $7.28, are immediately exercisable, and expire on November 21, 2012. The fair value of the warrants, approximately $78,000, was recorded as a reduction in the amount of the loan at the time the warrants were granted. The loans were repaid during 2003 and approximately $56,000 of unamortized warrants was recorded as interest expense.

Rubicon Technology, Inc.

Notes To Financial Statements—(Continued)

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

Treasury Stock

In November 2008, the Company authorized a stock repurchase program to purchase up to $15 million of common stock over a period of two years. The stock repurchase program authorizes the Company to repurchase shares of its common stock in the open market at times and prices considered appropriate by the Company depending upon prevailing market conditions and other corporate considerations. The treasury shares are accounted for using the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. During 2008, the Company repurchased 730,733 shares at an average price of $4.22 for $3.1 million.

9. STOCK INCENTIVE PLANS

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

Rubicon Technology, Inc.

Notes To Financial Statements—(Continued)

The following table summarizes the activity of the stock incentive and equity plans:

	Shares available for grant	Number of options outstanding	Weighted- average option exercise price	Number of restricted stock and board shares issued
Outstanding at December 31, 2005	754,681	557,597	3.51
Authorized	149,052	—
Granted	(912,456)	912,456	0.85
Exercised	—	(2,885)	4.94
Canceled/forfeited	362,722	(370,943)	3.26

Outstanding at December 31, 2006	353,999	1,096,225	1.41
Authorized	2,307,692	—
Granted	(783,409)	769,125	11.40	14,284
Exercised	—	(12,453)	1.66
Canceled/forfeited	142,403	(142,403)	1.80

Outstanding at December 31, 2007	2,020,685	1,710,494	5.87	14,284
Authorized	—	—
Granted	(46,269)	34,050	23.30	12,219
Exercised	—	(485,943)	1.24
Canceled/forfeited	97,754	(97,754)	9.69

Outstanding at December 31, 2008	2,072,170	1,160,847	$8.00	26,503

The following table sets forth option grants made during 2008 with intrinsic value calculated based on grant date fair value.

Date of Grant	Number of options granted	Exercise price	Intrinsic value per share
January 2008	22,950	$20.66 - 22.57	—
February 2008	8,600	23.74 - 27.99	—
March 2008	2,500	25.94 - 29.43	—

At December 31, 2008, the exercise prices of outstanding options was as follows:

Exercise Price	Number of options outstanding	Average remaining contractual life (years)	Number of options exercisable
$0.78	211,583	7.51	67,791
0.91	121,021	7.01	121,021
1.56	8,030	4.37	8,030
4.94	60,870	5.99	58,058
8.45	445,743	8.27	209,568
14.00	207,692	8.88	92,308
18.50	84,258	8.93	21,065
18.44	7,500	8.95	1,875
21.97	11,950	9.01	—
27.99	700	9.14	—
22.57	500	9.04	—
29.43	1,000	9.23	—

	1,160,847	6.02	579,716

Rubicon Technology, Inc.

Notes To Financial Statements—(Continued)

An analysis of restricted stock issued is as follows:

Granted	14,284
Vested	—

Non-vested restricted stock as of December 31, 2007	14,284
Granted	5,537
Vested	(5,170)

Non-vested restricted stock as of December 31, 2008	14,651

The Company’s aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock. Based on the fair market value of the common stock at December 31, 2008, there was no aggregate intrinsic value of all stock options outstanding at December 31, 2008. At December 31, 2007, the aggregate intrinsic value was $30,583,633 for options outstanding and $16,749,599 for options exercisable. The intrinsic value of options exercised was zero for the years ended 2008, 2007, and 2006.

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

Upon the adoption of SFAS 123R, the Company uses the Black-Scholes option pricing model to value stock options. The Company uses historical stock prices of companies which it considers as a peer group as the basis for its volatility assumptions. The assumed risk-free rates were based on US Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The expected term is based upon the vesting term of the Company’s options, a review of a peer group of companies, and expected exercise behavior. The forfeiture rate is based on past history of forfeited options. The expense is being allocated using the straight-line method. For the years ended December 31, 2008 and 2007, the Company recorded $590,541 and $742,253 of stock compensation expense related to the adoption of SFAS 123R. As of December 31, 2008, the Company has $1,996,547 of total unrecognized compensation cost related to nonvested awards granted under the Company’s stock-based plans that it expects to recognize over a weighted-average period of 2.86 years. Under the

Rubicon Technology, Inc.

Notes To Financial Statements—(Continued)

prospective method of adoption of SFAS 123R, the Company continues to account for options issued prior to January 1, 2006 under the intrinsic value method of APB 25.

The weighted average fair value per share of options granted for the fiscal year ended December 31, 2008 was $23.30 and the fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model using an expected term of 4.8 years, risk-free interest rate of 2.64%—3.28%, expected volatility of 56% and no dividend yield. The Company used an expected forfeiture rate of 25% in 2008.

During 2008, the Company granted restricted stock shares totaling 5,537 shares to outside directors of the Company at a fair value of $142,015. The shares vest over a three year period. For the year ended December 31, 2008, the Company recorded $108,077 of stock compensation expense related to restricted stock.

During 2008, the Company issued common stock shares totaling 6,682 shares to outside directors of the Company as a portion of the directors’ compensation. The fair value of $72,566 was recorded as stock compensation expense.

10. INCOME TAXES

Components of the income tax provision are as follows:

	Year ended December 31,
	2008	2007	2006
Current	$4,141	$74,902	$—
Deferred	—	—	—

Total	$4,141	$74,902	$—

The reconciliation of income tax computed at the federal statutory rate to loss before taxes is as follows:

	Year ended December 31,
	2008	2007	2006
Federal statutory rate	34.00%	(34.00)%	(34.00)%
State taxes	4.54%	(4.82)%	(4.82)%
Change in valuation of convertible preferred stock warrants	0%	84.08%	11.09%
Stock option expense	0%	10.24%	.31%
Permanent differences	.26%	.34%	.11%
Prior year true-up	(6.83)%	—	—
Valuation allowance	(31.88)%	(53.14)%	27.31%

	0.09%	2.70%	0.00%

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Rubicon Technology, Inc.

Notes To Financial Statements—(Continued)

Significant components of the Company’s net deferred income taxes are as follows at December 31:

	2008	2007
Deferred tax assets:
Allowance for doubtful accounts	$244,175	$73,396
Inventory adjustments	308,460	149,714
Accrued liabilities	114,455	264,317
Warrant interest expense	321,641	747,139
Charitable contributions	4,114	—
SFAS 123R stock compensation expense	565,071	—
Net operating loss carryforward	12,128,320	13,400,789
Alternative minimum tax	79,043	74,904

Total deferred tax assets	13,765,279	14,710,259
Less valuation allowance	(11,460,903)	(12,850,439)

Net deferred tax assets	2,304,376	1,859,820
Deferred tax liability:
Depreciation	(2,085,765)	(1,859,820)
Restricted stock compensation expense	(86,489)	—
Prepaid expenses	(132,122)	—

Net deferred taxes	$—	$—

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a $11,460,903 and $12,850,439 valuation allowance at December 31, 2008 and 2007 is necessary to reduce the tax assets to the amount that is more likely than not to be realized. The change in valuation allowance for the current year is ($1,389,536). At December 31, 2008, the Company had separate federal and Illinois net operating loss carryforwards of $41,893,243 which begin to expire in 2021 and 2013. Based on its analysis, the Company does not believe that the utilization of net operating losses are subject to limits based upon certain ownership changes. As of December 31, 2008, no tax benefit has been recognized for these loss carryforwards. Additionally, the Company has not recorded a deferred tax asset for net operating losses (“NOL”) attributable to stock option exercises in the amount of $10,649,180 because the Company cannot record the asset for book purposes until the benefit has been realized by actually reducing taxes payable.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on the Company’s financial statements for the year ended December 31, 2008.

Additionally, FIN 48 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2008, 2007 and 2006.

The Company files income tax returns in the United States federal jurisdiction and in a state jurisdiction. The Company’s federal tax return for the period ended December 31, 2007 is currently under audit by the IRS.

Rubicon Technology, Inc.

Notes To Financial Statements—(Continued)

We do not expect the result to have a material impact on the financial statements or result of operation of the Company. The Company is not currently subject to any state tax examinations.

11. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases buildings used for manufacturing and offices. The leases provide for payment of the Company’s proportionate share of operating expenses and real estate taxes.

Net rent expense under operating leases in 2008, 2007 and 2006 amounted to $1,270,662, $1,191,269 and $1,047,818, respectively.

Future minimum payments under all leases are as follows:

Year ending December 31,	Operating leases
2009	$1,290,492
2010	1,205,518
2011	1,113,585
2012	1,133,318
2013	1,153,589
2014 and thereafter	1,150,318

Purchase Commitments

The Company has entered into agreements to purchase equipment or components to construct furnaces. These agreements will result in the Company purchasing equipment or components for a total cost of approximately $1,040,723 with deliveries occurring through May 2009.

Litigation

From time to time, the Company experiences routine litigation in the normal course of its business. The management of the Company does not believe any pending litigation will have a material adverse effect on the financial condition or results of operations of the Company.

12. BENEFIT PLAN

The Company sponsors a 401(k) savings plan (the “Plan”). Employees are eligible to participate in the Plan upon reaching 21 years of age. Employees make contributions to the Plan through payroll deferrals and employer matching contributions are discretionary. Employer matching contributions for the year ended December 31, 2006 were $9,003. There were no employer matching contributions for the years ended December 31, 2008 and December 31, 2007.

Rubicon Technology, Inc.

Notes To Financial Statements—(Continued)

13. QUARTERLY FINANCIAL DATA (Unaudited)

Quarterly Financial Data (Unaudited)

Summary quarterly results for the two years ended December 31, 2008 are as follows (in thousands, other than share and per share data):

	Three Months Ended
2008	March 31	June 30	September 30	December 31	Full Year
Revenue	$10,508	$11,530	$11,758	$4,042	$37,838
Gross profit (loss)	$3,864	$4,337	$4,244	$(353)	$12,092
Profit (loss) from operations	$1,477	$1,798	$1,276	$(2,195)	$2,356
Income (loss) before income tax	$2,335	$2.239	$1,668	$(1,883)	$4,359
Net income (loss)	$2,272	$2,178	$1,619	$(1,714)	$4,355
Basic earnings per share	$0.11	$0.10	$0.08	$(0.08)	$0.21
Diluted earnings per share	$0.10	$0.10	$0.07	$(0.08)	$0.19
Weighted average common shares outstanding used in computing net income (loss) per share attributable to common stockholders:
Basic	20,551,642	20,899,421	21,222,321	20,894,777	20,892,040
Diluted	22,366,654	22,337,443	22,084,570	20,894,777	21,920,861

2007	March 31	June 30	September 30	December 31	Full Year
Revenue	$7,202	$8,246	$9,117	$9,545	$34,110
Gross profit	$2,146	$2,835	$3,348	$3,736	$12,065
Profit from operations	$915	$951	$1,701	$758	$4,325
Income (loss) before income tax	$283	$232	$(1,328)	$(1,966)	$(2,779)
Net income (loss)	$283	$232	$(1,328)	$(2,041)	$(2,854)
Net loss attributable to common stockholders	$(14,217)	$(8,775)	$(28,755)	$(16,666)	$(68,413)
Net loss per common share attributable to common stockholders, basic and diluted	$(56.38)	$(34.61)	$(81.07)	$(1.83)	$(27.22)
Weighted average common shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	252,183	253,507	354,696	9,118,522	2,513,487