Form 10-K/A
period 2008-12-31
Rubicon Technology, Inc.
filed 2009-03-26
CIK 1410172

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

The number of shares of the registrant’s common stock outstanding as of the close of business on March 6, 2009 was 20,054,536.

Documents incorporated by reference:

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders are incorporated by reference into Part III, provided, that if such proxy statement is not filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K/A, an amendment to this Form 10-K/A shall be filed no later than the end of such 120-day period.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, originally filed with the Securities and Exchange Commission on March 13, 2009 (the “Original Report”), is being filed for the sole purpose of amending and restating the number of shares outstanding as of the close of business on March 6, 2009, as listed on the cover page of the Original Report. This Form 10-K/A does not amend, update or change any other items or disclosure in the Original Report or reflect events that occurred after the date of the Original Report. Therefore, this Amendment should be read in conjunction with our Original Report.

We have also included as exhibits the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2009.

Rubicon Technology, Inc.

By	/s/ William F. Weissman
William F. Weissman Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2009.

Signature	Title

* Raja M. Parvez	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ William F. Weissman William F. Weissman	Chief Financial Officer (Principal Financial and Accounting Officer)

* Don N. Aquilano	Chairman of the Board of Directors

* Donald R. Caldwell	Director

* Gordon Hunter	Director

* Michael E. Mikolajczyk	Director

* Raymond J. Spencer	Director

*By:	/s/ William F. Weissman
William F. Weissman, as attorney-in-fact

46

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

47