Form 10-Q
period 2009-03-31
Rubicon Technology, Inc.
filed 2009-05-08
CIK 1410172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 7, 2009 the Registrant had 20,039,225 shares of common stock, par value $.001 per share, outstanding.

RUBICON TECHNOLOGY, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2009

PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Rubicon Technology, Inc.

Balance sheets

	March 31, 2009	December 31, 2008
	(unaudited) (in thousands other than share data)
Assets
Cash and cash equivalents	$5,512	$7,629
Restricted cash	9	5
Short-term investments	33,844	37,328
Accounts receivable, net of allowances of $468 and $629	1,546	2,542
Inventories, net	8,094	7,882
Spare parts	2,891	3,569
Prepaid expenses and other current assets	1,053	1,357

Total current assets	52,949	60,312
Investments	12,709	12,696
Property and equipment, net	38,566	39,337

Total assets	$104,224	$112,345

Liabilities and stockholders’ equity
Accounts payable	$1,206	$2,440
Accrued payroll	376	677
Corporate income and franchise taxes	72	255
Accrued and other current liabilities	508	580

Total current liabilities	2,162	3,952

Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 undesignated shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 85,000,000 shares authorized, 21,289,200 and 21,279,692 shares issued and outstanding	21	21
Additional paid-in capital	260,810	260,581
Treasury stock, at cost, 1,249,975 and 730,733 shares	(5,661)	(3,084)
Accumulated other comprehensive income	14	129
Accumulated deficit	(153,122)	(149,254)

Total stockholders’ equity	102,062	108,393

Total liabilities and stockholders’ equity	$104,224	$112,345

The accompanying notes are an integral part of these statements.

Rubicon Technology, Inc.

Statements of operations

	Three months ended March 31,
	2009	2008
	(unaudited) (in thousands, other than share and per share data)
Revenue	$2,338	$10,508
Cost of goods sold	4,946	6,644

Gross profit (loss)	(2,608)	3,864
Operating expenses:
General and administrative	1,135	1,884
Sales and marketing	243	236
Research and development	152	267

Income (loss) from operations	(4,138)	1,477

Other income (expense):
Interest income	257	860
Interest expense	—	(2)
Realized gain on investments	13	—

Total other income (expense)	270	858

Income (loss) before income taxes	(3,868)	2,335
Income tax expense	—	63

Net income (loss)	$(3,868)	$2,272

Net income (loss) per common share
Basic	$(0.19)	$0.11

Diluted	$(0.19)	$0.10

Weighted average common shares outstanding used in computing net income (loss) per common share
Basic	20,280,160	20,551,642
Diluted	20,280,160	22,366,654

The accompanying notes are an integral part of these statements.

Rubicon Technology, Inc.

Statements of cash flows

	Three months ended March 31,
	2009	2008
	(unaudited) (in thousands)
Cash flows from operating activities
Net income (loss)	$(3,868)	$2,272
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	1,296	945
Stock-based compensation	226	188
Realized gain on investments	(13)	—
Changes in operating assets and liabilities:
Accounts receivable	996	(928)
Inventories	(212)	45
Spare parts	678	(448)
Prepaid expenses and other current assets	304	(123)
Accounts payable	(1,234)	696
Accrued payroll	(301)	(518)
Deferred revenue	—	(250)
Corporate income and franchise taxes	(183)	(158)
Accrued and other current liabilities	(72)	(53)

Net cash provided by (used in) operating activities	(2,383)	1,668

Cash flows from investing activities
Purchases of property and equipment	(525)	(4,656)
Sales of investments	3,369	2,828

Net cash provided by (used in) investing activities	2,844	(1,828)

Cash flows from financing activities
Payment of issuance costs of initial public offering	—	(10)
Proceeds from exercise of options	3	61
Restricted cash	(4)	(2)
Payments on capital lease	—	(29)
Purchase of treasury stock	(2,577)	—

Net cash provided by (used in) financing activities	(2,578)	20

Net decrease in cash and cash equivalents	(2,117)	(140)
Cash and cash equivalents, beginning of period	7,629	4,380

Cash and cash equivalents, end of period	$5,512	$4,240

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$—	$2
Supplemental disclosures of non-cash transactions
Unrealized gain (loss) on investments	$115	$(372)

The accompanying notes are an integral part of these statements.

Rubicon Technology, Inc.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2009

1. BASIS OF PRESENTATION

Interim financial data

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 for Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Company’s annual report filed on Form 10-K for the fiscal year ended December 31, 2008. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of results that may be expected for the year ending December 31, 2009.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments

The Company invests available cash primarily in investment grade commercial paper, corporate notes and government securities. While the Company’s investment policy no longer includes auction-rate securities as an approved investment, the Company continues to hold auction rate securities purchased prior to the policy change. The Company also holds put options associated with an agreement with UBS, AG (see “Auction-rate securities put options” below). Investments classified as available-for-sale securities are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Investments in trading securities are reported at fair value, with both realized and unrealized gains and losses recorded in other income (expense), net in the Statement of Operations. Investments in which the Company has the ability and intent, if necessary, to liquidate in order to support its current operations, are classified as short-term. The Company’s long-term investments consist primarily of auction-rate securities and put options.

The Company reviews its available-for-sale securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. The Company considers various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, its ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When the Company concludes that an other- than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Statement of Operations.

Auction-rate securities put options (“ARS Put Options”)

In October 2008, the Company entered into an agreement that provides the Company with the right, but not the obligation, to sell all its auction-rate securities to UBS, AG for par value during the period of June 30, 2010 to July 2, 2012. The ARS Put Options will provide the Company with the opportunity to recover the estimated unrealized loss on its ARS investments. The Company recorded the fair value of the ARS Put Options upon receipt and included it in other long-term assets at March 31, 2009 and December 31, 2008. In accordance with SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS No. 115” (“SFAS No. 159”), which was adopted by the Company on January 1, 2008, the Company elected fair value accounting for the ARS Put Options. Unrealized gains and losses related to the ARS Put Options will be recognized in earnings. See Note 4—Investments for additional information regarding the ARS Put Options.

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

	March 31, 2009	December 31, 2008
	(in thousands)
Raw materials	$4,588	$4,295
Work in progress	1,774	1,775
Finished goods	2,377	2,401

	8,739	8,471
Reserve for obsolescence and realization	(645)	(589)

	$8,094	$7,882

Property and equipment

Property and equipment consisted of the following:

	March 31, 2009	December 31, 2008
	(in thousands)
Machinery, equipment and tooling	$43,279	$42,322
Leasehold improvements	6,955	6,881
Furniture and fixtures	715	715
Information systems	546	546
Construction in progress	4,856	5,362

Total cost	56,351	55,826
Accumulated depreciation and amortization	(17,785)	(16,489)

Property and equipment, net	$38,566	$39,337

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

The Company does not provide maintenance or other services and it does not have sales that involve multiple elements or deliverables as defined under Emerging Issues Task Force Issue (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

Net income (loss) per share

Net income (loss) per share is as follows for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
	2009	2008
Net income (loss) (in thousands):	$(3,868)	$2,272
Net income (loss) per share:
Basic	$(0.19)	$0.11

Diluted	$(0.19)	$0.10

Weighted average common shares outstanding used in:
Basic	20,280,160	20,551,642
Diluted	20,280,160	22,366,654

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of dilutive common shares outstanding during the period. Dilutive shares outstanding are calculated by adding to the weighted shares outstanding any common stock equivalents from outstanding stock options and warrants based on the treasury stock method.

Diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2009 because the effects of potentially dilutive securities are anti-dilutive.

At March 31, 2009 the Company had the following anti-dilutive securities outstanding which were excluded from the calculation of diluted net loss per share:

Warrants	76,757
Stock options	62,244

139,001

Recent Accounting Pronouncements

On January 1, 2009 the Company adopted FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157”, which had delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The adoption of FSP FAS 157-2 did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FASB Staff Position (“FSP”) amends Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company does not expect the changes associated with adoption of this FSP will have a material effect on the determination or reporting of the Company’s financial results.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company does not expect the changes associated with adoption of this FSP will have a material effect on the determination or reporting of the Company’s financial results.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company does not expect the changes associated with the adoption of this FSP will have a material effect on the determination or reporting of the Company’s financial results.

Effective January 1, 2009, the Company implemented SFAS No. 157, “Fair Value Measurements,” for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis. See Note 4 for disclosures associated with adoption of this standard.

3. SEGMENT INFORMATION

The Company has determined that it operates in only one segment in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” as it only reports profit and loss information on an aggregate basis to its chief operating decision maker.

Revenue is attributed by geographic region based on ship-to location of the Company’s customers. The following table summarizes revenue by geographic region:

	Three months ended March 31,
	2009	2008
	(in thousands)
Asia	$537	$5,736
North America	1,615	4,503
Europe	186	269

Revenue	$2,338	$10,508

4. INVESTMENTS

The Company invests available cash primarily in investment grade commercial paper, corporate notes and government securities. The Company’s short-term investments balance of $33.8 million as of March 31, 2009, is comprised of US Treasury securities of $23.1 million, corporate notes and bonds of $9.0 million and commercial paper of $1.7 million. The Company’s short-term investments are classified as available-for-sale securities and are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive income (loss).

While the Company’s investment policy no longer includes auction-rate securities as an approved investment, the Company continues to hold auction-rate securities purchased prior to the policy change. In February 2008, the Company began experiencing failed auctions of its entire auction-rate securities portfolio, resulting in its inability to sell these securities in the short term. All of these auction-rate securities are AAA rated by one or more of the major credit rating agencies and have contractual maturities from 2036 to 2045. Further, all of these securities are collateralized by student loans, and approximately 99% of the collateral qualifies under the Federal Family Education Loan Program and is guaranteed by the US government. The Company is receiving the underlying cash flows on all its auction-rate securities. The Company is unable to predict if these funds will become available before their maturity dates. As such, the auction-rate securities have been classified as long-term investments as of March 31, 2009. The Company also holds put options associated with an agreement with UBS, AG related to the auction-rate securities purchased through them. The Company’s long-term investments consist of a $2.0 million investment in Peregrine Semiconductor, Corp. (a customer) Series D-1 Preferred shares and $10.7 million of auction-rate securities and put options. Long-term investments are trading securities recorded at fair value and unrealized gains and losses are reported as part of realized gain (loss).

As noted above, in October 2008 the Company entered into an agreement with UBS, AG, which provides the Company certain rights to sell to UBS, AG the auction-rate securities that were purchased through them. As of March 31, 2009, the Company held $10.8 million par value auction-rate securities purchased from UBS, AG. The Company has the option to sell these securities to UBS, AG at par value from June 10, 2010 through July 2, 2012. UBS, AG, at its discretion, may purchase or sell these securities on the Company’s behalf at any time provided the Company receives par value for the securities sold. The issuers of the auction-rate securities continue to have the right to redeem the securities at their discretion. The agreement also permits the Company to establish a demand revolving credit line in an amount equal to the par value of the securities at a net no cost. If the Company’s debt is determined to be rated below investment grade or is not rated, the amount that can be borrowed is limited to 75% of the market value of the auction-rate securities. As of March 31, 2009, the Company had no loans outstanding under this agreement.

The Company’s right to sell the auction-rate securities to UBS, AG, commencing on June 10, 2010 represents put options for a payment equal to the par value of the auction-rate securities. The Company elected the fair value option under SFAS 159 and recorded the put options in “long term investments”. During the three months ended March 31, 2009, the Company recorded a loss of $505,463 representing the changes in fair value of the put options. The Company also recorded a gain of $518,934 representing the changes in fair value of the auction-rate securities. Both the gain and loss from recording the change in fair value of the put options and auction-rate securities were recorded in “realized gain (loss)”.

The Company values the auction-rate securities and put options using a discounted cash model that weights various factors including interest rates and expected holding period. The investment in Peregrine Semiconductor, Corp. (Peregrine) is valued at a pre-money valuation of Peregrine as determined by an investor group in the fourth quarter of 2008 and is adjusted as needed based on a review of Peregrine’s financial position. The Company believes this is a fair value of these investments at March 31, 2009.

The following table presents the amortized cost and gross unrealized gains and losses on all securities at March 31, 2009:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities and agency (taxable)	$23,104	$16	$—	$23,120
Corporate Notes/Bonds (taxable)	9,021	2	—	9,023
Commercial Paper (taxable)	1,704	—	3	1,701

Total available-for-sale securities	33,829	18	3	33,844

Auction-rate securities	9,603	—	—	9,603
Auction-rate securities put options	1,106	—	—	1,106
Peregrine Semiconductor, Corp Series D-1 Preferred shares	2,000	—	—	2,000

Total trading securities	12,709	—	—	12,709

Total securities	$46,538	$18	$3	$46,553

The net carrying value and estimated fair value of available-for-sale securities at March 31, 2009, by contractual maturity, were as follows:

	Cost	Fair Value
Due in one year or less	$33,829	$33,844
Due after one year through three years	—	—
Due after three years	$12,709	$12,709

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157–2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations and financial condition. The following table summarizes the Company’s financial assets measured at fair value on a recurring basis in accordance with SFAS No. 157 as of March 31, 2009:

	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$5,126	$—	$—	$5,126
Investments:
Available-for-sales securities—current	—	33,844	—	33,844
Trading securities—non-current	—	—	12,709	12,709

Total	$5,126	$33,844	$12,709	$51,679

Level 3 assets consist of AAA-rated municipal bonds with an auction reset feature (auction-rate securities) whose underlying assets are generally student loans which are substantially backed by the federal government, auction-rate security put options and Peregrine Semiconductor, Corp Series D-1 Preferred shares. As of March 31, 2009, due to the auction failures, underlying maturities of the auction-rate securities of greater than one year and the Company’s ability to hold the securities beyond one year, the Company classified its investment in auction-rate securities as long-term investments. These investments were valued at fair value as of March 31, 2009. The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of March 31, 2009:

Level 3
Balance at January 1, 2009	$12,696
Net recognized gains and (losses)	13

Balance at March 31, 2009	$12,709

In addition to the debt securities noted above, the Company had approximately $386,000 of time deposits included in cash and cash equivalents as of March 31, 2009.

5. RELATED PARTY TRANSACTIONS

In November 2008, the Company purchased 1,345,444 shares for a total of $2.0 million of Peregrine Semiconductor, Corp. Series D-1 Preferred shares, which represents less than 1% of shares outstanding. The terms and stock price of the purchase were the same as for the other investors who participated. Peregrine Semiconductor, Corp. is a customer of the Company. For the three months ended March 31, 2009, revenue and accounts receivable from Peregrine Semiconductor, Corp were $444,750. The pricing terms and conditions of the sales to Peregrine are similar to those available to the Company’s other non-related customers.

6. SIGNIFICANT CUSTOMERS

For the three months ended March 31, 2009, the Company had three customers that accounted for 34%, 19% and 14% of its revenue and for the three months ended March 31, 2008, the Company had four customers that accounted for approximately 30%, 16%, 15% and 11% of its revenue.

Customers individually representing more than 10% of trade receivables accounted for approximately 64% and 61% of accounts receivable as of March 31, 2009 and December 31, 2008, respectively. The Company grants credit to customers based on an evaluation of their financial condition. Losses from credit sales are provided for in the financial statements.

7. STOCKHOLDERS’ EQUITY

Common Stock

As of March 31, 2009, the Company had 85,000,000 shares of common stock authorized with a par value of $0.001 and the Company had reserved 1,917,743 shares of common stock for issuance upon the exercise of outstanding common stock options. Also, 1,305,766 shares of the Company’s common stock were reserved for future grants of stock options (or other similar equity instruments) under the Company’s 2001 Equity Plan (the “2001 Plan”) and 2007 Stock Incentive Plan (the “2007 Plan”) as of March 31, 2009. In addition, 336,705 shares of the Company’s common stock were reserved for future exercise of outstanding warrants as of March 31, 2009.

Warrants

For the three months ended March 31, 2009, no common stock warrants were exercised. At March 31, 2009 and December 31, 2008, there were 336,705 common stock warrants outstanding.

Treasury Stock

In November 2008, the Company authorized a stock repurchase program to purchase up to $15.0 million of common stock over a period of two years. The stock repurchase program authorizes the Company to repurchase shares of its common stock in the open market at times and prices considered appropriate by the Company depending upon prevailing market conditions and other corporate considerations. The treasury shares are accounted for using the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. For the three months ended March 31, 2009, the Company repurchased 519,242 shares at an average price of $4.96 for $2.6 million.

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

Upon the adoption of SFAS 123R, the Company began using the Black-Scholes option pricing model to value stock options. The Company uses historical stock prices of companies which it considers as a peer group as the basis for its volatility assumptions. The assumed risk-free rates were based on US Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The expected term is based upon the vesting term of the Company’s options, a review of a peer group of companies, and expected exercise behavior. The forfeiture rate is based on past history of forfeited options. The expense is being allocated using the straight-line method. For the three months ended March 31, 2009 and 2008, the Company recorded $162,302 and $165,560, respectively, of stock compensation expense related to the adoption of SFAS 123R. As of March 31, 2009, the Company has $3,076,301 of total unrecognized compensation cost related to nonvested awards granted under the Company’s stock-based plans that it expects to recognize over a weighted-average period of 3.05 years. Under the prospective method of adoption of SFAS 123R, the Company continues to account for options issued prior to January 1, 2006 under the intrinsic value method of APB 25.

The following table summarizes the activity of the stock incentive and equity plans as of March 31, 2009 and changes during the three months then ended:

	Shares available for grant	Number of options outstanding	Weighted- average option exercise price	Number of restricted stock and board shares issued
At December 31, 2008	2,072,170	1,160,847	$8.00	26,503
Authorized	—
Granted	(768,328)	759,968	4.01	8,360
Exercised	—	(1,148)	2.87
Cancelled/forfeited	1,924	(1,924)	7.52	—

At March 31, 2009	1,305,766	1,917,743	$6.42	34,863

The fair value per share of options granted for the three months ended March 31, 2009 was $4.01 and the fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model using an expected term of 5.2 years, risk-free interest rate of 1.41%, expected volatility of 50% and no dividend yield. The Company used an expected forfeiture rate of 30.39%.

For the three months ended March 31, 2009 and 2008, the Company recorded $28,499 and $22,574, respectively, of stock compensation expense related to restricted stock.

For the three months ended March 31, 2009, the Company issued common stock shares totaling 8,360 shares to outside directors of the Company as a portion of the directors’ compensation. The fair value of $35,605 was recorded as stock compensation expense.

A summary of the Company’s non-vested options during the three month period ended March 31, 2009 is presented below:

	Options	Weighted-average exercise price
Non-vested at January 1, 2009	581,131	$9.18
Granted	759,968	4.01
Vested	(17,591)	5.82
Forfeited	(903)	12.85

Non-vested at March 31, 2009	1,322,605	$3.95

An analysis of restricted stock issued is as follows:

Non-vested restricted stock as of December 31, 2008	14,651
Granted	—
Vested	(1,437)

Non-vested restricted stock as of March 31, 2009	13,214

9. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company has entered into agreements to purchase equipment or components to construct furnaces. These agreements will result in the Company purchasing equipment or components for a total cost of approximately $1,699,000 with deliveries occurring through December 2009.

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

You should read this Quarterly Report, the documents that we reference in this Quarterly Report and have filed with the SEC as exhibits and our Annual Report on Form 10-K for the year ended December 31, 2008 with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

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

Historically, a significant portion of our revenue has been derived from sales to relatively few customers. For the three months ended March 31, 2009, we had three customers that accounted for approximately 34%, 19% and 14% of our revenue and for the three months ended March 31, 2008, we had four customers that accounted for approximately for 30%, 16%, 15% and 11% of our revenue. Other than as discussed above, none of our customers accounted for more than 10% of our revenue for such periods. Although we are attempting to diversify and expand our customer base, we expect our revenue to continue to be concentrated among a small number of customers. We expect that our significant customers may change from period to period.

We recognize revenue upon shipment to our customers. We derive a significant portion of our revenue from customers outside of the United States. The majority of our sales are to the Asian market and we expect that region to continue to be a major source of revenue for us. All of our revenue is denominated in US dollars. The current economic crisis has resulted in weak demand for LED and SOS products, which has significantly reduced orders and sale of our sapphire substrates. We anticipate that reduced demand for our products will continue at least through mid-2009. As a result, our manufacturing facilities are currently underutilized, which negatively impacts our gross margins.

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

Other income (expense) consists of interest income and expense and realized gains and losses on investments. For the three months ended March 31, 2008, interest expense was $2,000. We repaid most of our outstanding indebtedness with a portion of the proceeds from our IPO in November 2007 and repaid the remainder in February 2008. We do not expect to incur interest expense for the next twelve months. Proceeds from our IPO were invested in available-for-sale and trading securities.

We account for income taxes under the asset and liability method whereby the expected future tax consequences of temporary differences between the book value and the tax basis of assets and liabilities are recognized as deferred tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to be recognized. A full valuation allowance is provided as management cannot conclude that it is more likely than not that our deferred tax assets will be realized. At March 31, 2009, we had approximately $42 million in net operating loss carryforwards (“NOLs”). We believe that we are not restricted in our ability to use the full amount of the NOLs, nor is there a limit to the amount of NOLs that may be used in any given year.

Because of the current economic environment, it is difficult to predict capital expenditures needed to support or enhance our current operations, but we anticipate it will be approximately $10.0 million in 2009. These expenditures will be primarily focused on research and development and cost savings initiations and will be incurred mostly in the second half of 2009. Our capital expenditures in the first quarter 2009 were $525,000.

RESULTS OF OPERATIONS

The following table sets forth our statements of operations for the periods indicated:

	Three months ended March 31,
	2009	2008
	(in millions)
Revenue	$2.3	$10.5
Cost of goods sold	4.9	6.6

Gross profit (loss)	(2.6)	3.9

Operating expenses:
General and administrative	1.1	1.9
Sales and marketing	0.2	0.2
Research and development	0.2	0.3

Total operating expenses	1.5	2.4

Income (loss) from operations	(4.1)	1.5
Other income (expense)	0.2	0.9

Income (loss) before income taxes	(3.9)	2.4
Income tax expense	—	0.1

Net income (loss)	$(3.9)	$2.3

The following table sets forth our statements of operations as a percentage of revenue for the periods indicated:

	Three months ended March 31,
	2009	2008
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	213	63

Gross profit (loss)	(113)	37

Operating expenses:
General and administrative	47	18
Sales and marketing	9	2
Research and development	9	3

Total operating expenses	65	23

Income (loss) from operations	(178)	14
Other income (expense)	9	9

Income (loss) before income taxes	(169)	23
Income tax expense	—	1

Net income (loss)	(169)%	22%

Revenue. Revenue was $2.3 million for the three months ended March 31, 2009 and $10.5 million for the three months ended March 31, 2008, a decrease of $8.2 million. We experienced a significant decrease in revenue across all product lines and diameters. The impact of the worldwide economic crisis resulted in excess inventory throughout the LED supply chain which significantly reduced orders. Core and as-cut quantities shipped for the three months ended March 31, 2009 decreased by 90% which resulted in lower revenue of $5.0 million. In addition, the SOS RFIC business is largely dependent upon the consumer electronics market which also had a significant downturn. Consequently, SOS RFIC revenue decreased by $2.4 million. Also, lower demand has resulted in lower pricing which decreased substrate revenue by $250,000. We expect pricing pressure on new orders to continue in 2009 until demand for sapphire substrates improves. We had lower contract research revenue of $250,000 as we completed our contract for the development of eight inch wafers in the third quarter 2008. We also had lower revenue of $302,000 from optical products due to decreased sales of sapphire and fluorides for military, sensor and instrumentation applications. For the remainder of 2009, for us to achieve higher volumes of sapphire wafer sales, inventories in the LED and SOS RFIC industries need to be consumed. Our customers, particularly those in Taiwan, are beginning to see some improvement in demand driven by an increasing rate of adoption of LED back-lit products, such as notebook computers and LED back-lit LCD televisions. However, given our customers’ current inventory levels, we do not expect revenue streams to improve until the third quarter 2009.

Gross profit (loss). Gross loss was $2.6 million for the three months ended March 31, 2009 compared to a gross profit of $3.9 million for the three months ended March 31, 2008, a decrease of $6.5 million. With the decrease in orders, we experienced lower utilization of equipment and staff which resulted in under absorbed manufacturing costs of approximately $2.9 million. Also, gross profit was impacted by the decrease of $250,000 of direct contract revenue, which had little direct cost.

General and administrative expenses. G&A expenses were $1.1 million for the three months ended March 31, 2009 and $1.9 million for the three months ended March 31, 2008, a decrease of $800,000. The decrease was primarily due to $398,000 from lower bonus costs due to no performance bonus anticipated for 2009, lower bad debt expense of $148,000 on collection of an over 90 day past due receivable, and $36,000 in lower recruiting costs. In addition, follow-on public offering costs of $181,000 were incurred in 2008 but not in 2009.

Sales and marketing expenses. Sales and marketing expenses were $243,000 for the three months ended March 31, 2009 and $235,000 for the three months ended March 31, 2008, an increase of $8,000. The increase in sales and marketing expenses is attributable to additional headcount, travel and marketing and trade show expenses of $14,000 all in support of increased initiatives to help grow sales with new customers partially offset by a decrease in agent commission expense of $6,000 on lower sales and a phasing out of agents.

Research and development expenses. R&D expenses were $152,000 for the three months ended March 31, 2009 and $267,000 for the three months ended March 31, 2008, a decrease of $115,000. The decrease was primarily attributable to a decrease in headcount expenses of $108,000 and a decrease in spending on research projects of $9,000. We have recently added two development engineers which will increase R&D expenses for the remainder of 2009.

Other income (expense). Other income (expense) was $270,000 for the three months ended March 31, 2009 and $858,000 for the three months ended March 31, 2008, a decrease in net other income of $588,000. The decrease was due to lower interest income of $603,000 as a result of lower investment principal and lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

We historically funded our operations using a combination of issuances of common stock and preferred stock, a working capital line of credit and term loans, and cash generated from our operations. Since our inception, we have raised approximately $136 million of equity from both private and public issuances of common and preferred stock.

As of March 31, 2009, we had cash and short term investments totaling $39.4 million, including cash of $386,000 held in deposits at a major bank, $5.2 million invested in money market funds and short term investments in commercial paper, state and local bonds, and U.S. treasury securities of $33.8 million. Our long term investments of $12.7 million are municipal auction-rate securities and related put options of $10.7 million and a $2.0 million investment in Peregrine Semiconductor, Corp. (one of our customers) Series D1 preferred stock. In February 2008, we began experiencing failed auctions of our entire auction-rate securities portfolio, resulting in our inability to sell these securities in the short term. All of the auction-rate securities are AAA rated by one or more of the major credit rating agencies and have contractual maturities from 2036 to 2045. Further, all of these securities are collateralized by student loans, and approximately 99% of the collateral qualifies under the Federal Family Education Loan Program and is guaranteed by the US government. We are receiving the underlying cash flows on all of our auction-rate securities. The auction-rate securities have been classified as long-term investments as of March 31, 2009.

In October 2008, we entered into an agreement with UBS, AG, which provides us with certain rights to sell to UBS, AG all of our auction-rate securities that were purchased through them. We have the option to sell these securities to UBS, AG at par value from June 10, 2010 through July 2, 2012. UBS, AG, at its discretion, may purchase or sell these securities on our behalf at any time provided we receive par value for the securities sold. The issuers of the auction-rate securities continue to have the right to redeem the securities at their discretion. The agreement also permits us to establish a demand revolving credit line in an amount equal to the par value of the securities at a net no cost. If our debt is determined to be rated below investment grade or is not rated, the amount that can be borrowed is limited to 75% of the market value of the auction-rate securities. As of March 31, 2009, we had no loans outstanding under this agreement.

Our right to sell the auction-rate securities to UBS, AG commencing on June 10, 2010 represents put options for a payment equal to the par value of the auction-rate securities. We elected the fair value option under SFAS 159 and recorded the put options in “long term investments”. We do not expect to need access to the auction-rate securities capital prior to the maturity of the auction-rate security put options.

Cash flows from operating activities

Cash used in operating activities was $2.4 million for the three months ended March 31, 2009. During such period, we generated a net loss of $3.9 million and we incurred non-cash expenses of $1.5 million, including depreciation and amortization expense of $1.3 million and stock-based compensation expense of $226,000. We experienced a decrease during such period in accounts receivable of

$996,000 as sales declined, a decrease in accounts payable of $1.2 million as purchases declined and a decrease in spare parts of $678,000 primarily due to not replenishing stock used due to lower production volumes. We also experienced a decrease in accrued payroll of $301,000 due to pay outs of bonuses earned in the first half of 2008 and a decrease in corporate income and franchise taxes of $183,000 due to payment of 2008 taxes due.

Cash provided by operating activities was $1.7 million for the three months ended March 31, 2008. During such period, we generated net income of $2.3 million and we incurred non-cash expenses of $1.1 million, including depreciation and amortization expense of $945,000 and stock-based compensation expense of $188,000. We experienced an increase during such period in accounts receivable of $928,000 on increased sales, an increase in accounts payable of $696,000 and an increase in spare parts of $448,000 due primarily to an increase in safety stock of raw material and furnace material inventory. We also experienced a decrease in accrued payroll of $518,000 due to pay outs of bonuses earned in 2007 and a decrease in deferred revenue of $250,000 due to recognition of revenue deferred on a contract research project.

Cash flows from investing activities

Net cash provided by (used in) investing activities was $2.8 million and ($1.8) million for the three months ended March 31, 2009 and 2008, respectively. During the three months ended March 31, 2009, we used approximately $456,000 to add crystal growth furnaces and approximately $57,000 to upgrade existing capacity in other areas. This was partially offset by sales of investments of $3.4 million which were used to fund operations, capital spending and our stock repurchases. During the three months ended March 31, 2008, we used approximately $3.1 million to purchase components used to construct additional crystal growth furnaces, approximately $488,000 for infrastructure changes needed to commence operations in our facility in Bensenville, Illinois and approximately $1.1 million to purchase various equipment used to expand our production capacity in support of our sales growth. This was partially offset by sales of investments of $2.8 million. Because of the current economic environment, it is difficult to predict capital expenditures needed to support or enhance our current operations, but we anticipate it will be approximately $10.0 million in 2009. These expenditures will be primarily focused on research and development and cost savings initiatives and will be incurred mostly in the second half of 2009.

Cash flows from financing activities

Net cash provided by (used in) financing activities was ($2.6) million and $20,000 for the three months ended March 31, 2009 and 2008, respectively. Net cash used in financing activities for the three months ended March 31, 2009 reflects stock repurchases of $2.6 million. Net cash provided from financing activities for the three months ended March 31, 2008 reflects $61,000 from proceeds from stock option exercises partially offset by remaining costs of $10,000 from our IPO and $29,000 of payments made on a capital lease.

Future liquidity requirements

We believe that our existing cash, cash equivalents, investments and anticipated cash flows from operating activities will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our cash needs include cash required to fund our operations, taking into account anticipated lower revenue and possible slower accounts receivable collections. If the assumptions underlying our business plan regarding future revenues and expenses change, or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or convertible debt securities. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we obtain debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. If we are unable to obtain financing on terms favorable to us, we may be unable to successfully execute our business plan.

Contractual obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments at March 31, 2009. Changes in our business needs, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are complex and necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table sets forth information relating to our contractual obligations at March 31, 2009:

	Payments due in
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(in millions)
Purchase order obligations	$1,699,000	—	—	—	$1,699,000

Total contractual obligations	$1,699,000	$—	$—	$—	$1,699,000

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

•

Collection of the resulting receivable is reasonably assured. Our standard arrangement with customers includes 30 day payment terms. Customers are subject to a credit review process that evaluates each customer’s financial position and its ability to pay. We determine collectability by considering the length of time the customer has been in business and our history of collections with that customer. If we determine that collection is not probable, no product is shipped and no revenue is recognized unless cash is received in advance.

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

Inventory valuation

We value our inventory at the lower of cost or market. Market is determined based on net realizable value. Cost is determined for raw materials on a first-in, first-out basis and work in process and finished goods are based on actual costs. We establish inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based on customer required specifications. We evaluate the ability to realize the value of our inventory based on a combination of factors, including forecasted sales, estimated current and future market value and changes in customers’ product specifications. Recoveries of previously written-down inventory are recognized only when the related inventory is sold and revenue has been recognized. Based on current demand and pricing of our products, we believe that it is unlikely that significant adjustments for inventory obsolescence will occur. Our method of estimating excess and obsolete inventory has remained consistent for all periods presented. However, if our recognition of excess or obsolete inventory is, or if our estimates of our inventory’s potential utility become, less favorable than currently expected, additional inventory reserves may be required. In accordance with SFAS 151, “Inventory costs an amendment of ARB No. 43 Chapter 4”, we determine our normal operating capacity and record as expense costs attributable to lower utilization of equipment and staff. For the three months ended March 31, 2009, we determined we were not operating at capacity and recorded as expense costs associated with lower utilization of equipment and staff of $2.9 million.

Investments

We invest available cash primarily in investment grade commercial paper, corporate notes and government securities. While our investment policy no longer includes auction-rate securities as an approved investment, we continue to hold auction rate securities purchased prior to the policy change. We also hold put options associated with an agreement with UBS, AG. Investments classified as available-for-sale securities are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Investments in trading securities are reported at fair value, with both realized and unrealized gains and losses recorded in other income (expense), net in the Statement of Operations. Investments in which we have the ability and intent, if necessary, to liquidate in order to support our current operations are classified as short-term. Our long-term investments consist primarily of auction-rate securities and put options.

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

In October 2008, we entered into an agreement that provides us with the right, but not the obligation, to sell all our auction-rate securities to UBS, AG for par value during the period of June 30, 2010 to July 2, 2012 (the “ARS Put Options”). The ARS Put Options provide us with the opportunity to recover the estimated unrealized loss on our ARS investments. We recorded the fair value of the ARS Put Options upon receipt and included it in other long-term assets on our March 31, 2009 balance sheet. In accordance with SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS No. 115” (“SFAS No. 159”), which was adopted by us on January 1, 2008, we elected fair value accounting for the ARS Put Options. Unrealized gains and losses related to the ARS Put Options will be recognized in earnings. We value the auction-rate securities and ARS Put Options using a discounted cash flow model that weights various factors including interest rates and expected holding period. At March 31, 2009, the fair value recorded on the balance sheet of auction-rate securities and ARS Put Options was $9.6 million and $1.1 million, respectively.

Allowance for doubtful accounts

We estimate the allowance for doubtful accounts based on an assessment of the collectability of specific customer accounts. The determination of risk for collection is assessed on a customer-by-customer basis considering our historical experience and future orders with the customer, changes in payment patterns, and recent information we have about the current status of our accounts receivable balances. If we determine that a specific customer is a risk for collection, we provide a specific allowance for credit losses to reduce the net recognized receivable to the amount we reasonably believe will be collected. We believe that, based on the customers to whom we sell and the nature of our agreements with them, our estimates are reasonable. Our method of estimating collectability has remained consistent for all periods presented and with past collections experience. We believe that it is unlikely that significant adjustments to allowances for doubtful accounts will be necessary.

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

The expected term represents the weighted-average period that our stock options are expected to be outstanding and is based upon the vesting term of our options, a review of a peer group of companies, and expected exercise behavior. Until November 2007, we were operating as a private company, and, as a result, we were unable to use our actual price volatility data. Therefore, we estimate the volatility of our common stock based on volatility of similar entities over the expected term of our stock options. We base the risk-free interest rate that we use in the option pricing model on US Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and, therefore, use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The current forfeiture rate of 30.39% was based on our past history of forfeitures.

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

Based on the variables affecting the valuation of our common stock and the method used for allocating compensation costs, we recognized $226,000 in stock compensation expense during the three months ended March 31, 2009.

Valuation methodologies employed

All option grants made during the three months ended March 31, 2009 and 2008 were granted at an exercise price per share equal to the closing market price of our common stock on the date of grant. Therefore, there is no intrinsic value because the exercise price per share of each option was equal to the fair value of the common stock on the date of grant.

There was no aggregate intrinsic value of all stock options outstanding at March 31, 2009, based on the fair market value of the common stock at March 31, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2009, we adopted FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157”, which had delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The adoption of FSP FAS 157-2 did not have a material impact on our financial position or results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FASB Staff Position (“FSP”) amends Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We do not expect the changes associated with adoption of this FSP will have a material effect on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We do not expect the changes associated with adoption of this FSP will have a material effect on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We do not expect the changes associated with the adoption of this FSP will have a material effect on the determination or reporting of our financial results.

Effective January 1, 2009, we implemented SFAS No. 157, “Fair Value Measurements,” for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis. See Note 4 for disclosures associated with adoption of this standard.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2009, there have been no material changes in the off-balance sheet arrangements disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the risk of loss related to changes in market prices, including interest rates, of financial instruments that may adversely impact our financial position, results of operations or cash flows. Global credit and financial markets have been experiencing extreme disruption in recent months, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The current tightening of credit in financial markets may continue to lead consumers and businesses to postpone spending, which may cause our customers to continue to aggressively manage their inventories and delay their future orders with us. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions, and if the current uncertain economic conditions continue or further deteriorate, our business and results of operations could be materially and adversely affected.

Foreign currency exchange risk. To date, substantially all of our international sales have been transacted in US dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions.

Interest rate risk. We do not have any long-term borrowings. Our investments consist of cash, cash equivalents, commercial paper, corporate, state and local bonds, US treasury securities, and auction-rate securities. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% fluctuation in interest rates would have a material effect on the fair market value of our portfolio, and therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Management’s evaluation of disclosure controls and procedures

Based on evaluations at March 31, 2009, our chief executive officer and chief financial officer (together, our “certifying officers”), with the participation of the management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting

Our management, including our certifying officers, believes that a controls system, no matter how well designed and operated, is based in part upon certain assumptions about the likelihood of future events, and therefore can only provide reasonable, not absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our certifying officers have concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

From time to time we may be named in claims arising in the ordinary course of business. Currently, there are no legal proceedings or claims pending against us or involving us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business or financial condition.

ITEM 1A.	RISK FACTORS

Our business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond our control. We have identified a number of these risk factors in our Annual Report on Form 10-K for the year ended December 31, 2008, which factors should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

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

The net offering proceeds to us after deducting expenses totaled approximately $81.0 million. We did not receive any portion of the proceeds from the sale of shares by the selling stockholders. As of March 31, 2009, we had used approximately $7.6 million of the net proceeds to repay borrowings outstanding under the revolving line of credit financing agreement with Hercules Technology Growth Capital, Inc. and to pay related fees and expenses. We also have used $5.7 million to repurchase shares of our common stock, $2.0 million to purchase Series D-1 preferred shares of Peregrine Semiconductor Corp. (one of our customers) and $19.2 million on capital expenditures. We intend to use the remaining $46.5 million of the net proceeds for working capital and other general corporate purposes, including capital expenditures and research and development.

The principal purposes of the offering were to obtain additional capital, establish a public market for our common stock and facilitate our future access to public capital markets.

Issuer Purchases of Equity Securities

In November 2008, we announced a repurchase plan approved by our Board of Directors authorizing the purchase of up to $15.0 million of our outstanding common stock over a period of two years. The stock repurchase program authorizes the Company to purchase shares of our common stock in the open market at times and prices considered appropriate by the Company depending upon prevailing market conditions and other corporate considerations.

The following table provides information about purchases made during the quarter ended March 31, 2009, of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publically announced Plans or Programs	Approximate dollar value that may yet be purchased under the Plans or Programs
	(a)	(b)	(c)	(d)
January 1, 2009—January 31, 2009	235,972	$5.31	235,972	$10,661,956
February 1, 2009—February 28, 2009	151,884	$5.47	151,884	$9,831,495
March 1, 2009—March 31, 2009	131,386	$3.76	131,386	$9,338,025

Total	519,242	$4.96	519,242	$9,338,025

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the first quarter of 2009.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits filed or incorporated by reference as a part of this report are listed in the Index to Exhibits which appears following the signature page to this Quarterly Report on Form 10-Q and is incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2009.

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