Form 10-Q
period 2009-06-30
Rubicon Technology, Inc.
filed 2009-08-07
CIK 1410172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009 or

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

As of August 6, 2009 the Registrant had 20,039,743 shares of common stock, par value $.001 per share, outstanding.

RUBICON TECHNOLOGY, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended June 30, 2009

PART I FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

Rubicon Technology, Inc.

Consolidated balance sheets

	June 30, 2009	December 31, 2008
	(unaudited) (in thousands other than share data)
Assets
Cash and cash equivalents	$2,993	$7,629
Restricted cash	8	5
Short-term investments	44,546	37,328
Accounts receivable, net of allowances of $219 and $629	2,274	2,542
Inventories, net	7,970	7,882
Spare parts	2,558	3,569
Prepaid expenses and other current assets	832	1,357

Total current assets	61,181	60,312
Investments	2,000	12,696
Property and equipment, net	38,337	39,337

Total assets	$101,518	$112,345

Liabilities and stockholders’ equity
Accounts payable	$1,316	$2,440
Accrued payroll	277	677
Corporate income and franchise taxes	94	255
Accrued and other current liabilities	420	580

Total current liabilities	2,107	3,952

Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 undesignated shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 85,000,000 shares authorized and 21,289,718 and 21,279,692 shares issued and outstanding	21	21
Additional paid-in capital	261,038	260,581
Treasury stock, at cost, 1,249,975 and 730,733 shares	(5,661)	(3,084)
Accumulated other comprehensive income	80	129
Accumulated deficit	(156,067)	(149,254)

Total stockholders’ equity	99,411	108,393

Total liabilities and stockholders’ equity	$101,518	$112,345

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of operations

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(unaudited) (in thousands, other than share data)
Revenue	$3,205	$11,530	$5,543	$22,038
Cost of goods sold	4,867	7,193	9,813	13,837

Gross profit (loss)	(1,662)	4,337	(4,270)	8,201

Operating expenses:
General and administrative	1,025	2,061	2,160	3,945
Sales and marketing	246	245	489	481
Research and development	198	233	350	500

Income (loss) from operations	(3,131)	1,798	(7,269)	3,275

Other income (expense):
Interest income	150	441	407	1,301
Interest expense	—	—	—	(2)
Realized gain on investments	36	—	49	—

Total other income (expense)	186	441	456	1,299

Income (loss) before income taxes	(2,945)	2,239	(6,813)	4,574
Income tax expense	—	61	—	124

Net income (loss)	$(2,945)	$2,178	$(6,813)	$4,450

Net income (loss) per common share
Basic	$(0.15)	$0.10	$(0.34)	$0.22

Diluted	$(0.15)	$0.10	$(0.34)	$0.20

Weighted average common shares outstanding used in computing net income (loss) per common share
Basic	20,026,270	20,899,421	20,153,215	20,725,532

Diluted	20,026,270	22,337,443	20,153,215	22,352,049

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of cash flows

	Six months ended June 30,
	2009	2008
	(unaudited) (in thousands)
Cash flows from operating activities
Net income (loss)	$(6,813)	$4,450
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	2,614	2,049
Stock-based compensation	453	376
Realized gain on investments	(49)	—
Changes in operating assets and liabilities:
Accounts receivable	268	(2,738)
Inventories	(88)	(885)
Spare parts	1,011	(1,383)
Prepaid expenses and other current assets	525	167
Accounts payable	(1,124)	3,024
Accrued payroll	(400)	(427)
Deferred revenue	—	(500)
Corporate income and franchise taxes	(161)	(160)
Accrued and other current liabilities	(160)	(333)

Net cash (used in) provided by operating activities	(3,924)	3,640

Cash flows from investing activities
Purchases of property and equipment	(1,614)	(10,872)
Proceeds from sale of investments	3,478	6,731

Net cash provided by (used in) investing activities	1,864	(4,141)

Cash flows from financing activities
Payment of issuance costs of initial public offering	—	(38)
Proceeds from exercise of options	4	591
Restricted cash	(3)	(4)
Payments on capital lease	—	(29)
Purchase of treasury stock	(2,577)	—

Net cash (used in) provided by financing activities	(2,576)	520

Net increase (decrease) in cash and cash equivalents	(4,636)	19
Cash and cash equivalents, beginning of period	7,629	4,380

Cash and cash equivalents, end of period	$2,993	$4,399

Supplemental disclosure of cash flow information Cash paid during the year for interest	$—	$2
Supplemental disclosures of non-cash transactions Unrealized loss on investments	$49	$712

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

1. BASIS OF PRESENTATION

Interim financial data

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete consolidated financial statements and should be read in conjunction with the Company’s annual report filed on Form 10-K for the fiscal year ended December 31, 2008. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Consolidated operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of results that may be expected for the year ending December 31, 2009.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Rubicon Worldwide LLC. All intercompany transactions and balances have been eliminated in consolidation.

Investments

The Company invests available cash primarily in investment grade commercial paper, corporate notes and government securities. While the Company’s investment policy no longer includes auction-rate securities as an approved investment, the Company continues to hold auction-rate securities purchased prior to the policy change. The Company also holds put options associated with an agreement with UBS, AG (see “Auction-rate securities put options” below). Investments classified as available-for-sale securities are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Investments in trading securities are reported at fair value, with both realized and unrealized gains and losses recorded in other income (expense), in the Consolidated Statement of Operations. Investments in which the Company has the ability and intent, if necessary, to liquidate in order to support its current operations, are classified as short-term.

The Company reviews its available-for-sale securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. The Company considers various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, its ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When the Company concludes that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Consolidated Statement of Operations. As of June 30, 2009, no impairment was recorded.

Auction-rate securities put options (“ARS Put Options”)

In October 2008, the Company entered into an agreement that provides the Company with the right, but not the obligation, to sell all its auction-rate securities to UBS, AG for par value during the period from June 30, 2010 to July 2, 2012. The ARS Put Options will provide the Company with the opportunity to recover the estimated unrealized loss on its ARS investments. The Company recorded the fair value of the ARS Put Options upon receipt and included it in short-term investments at June 30, 2009 and in other long-term assets at December 31, 2008. In accordance with SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS No. 115” (“SFAS No. 159”), which was adopted by the Company on January 1, 2008, the Company elected fair value accounting for the ARS Put Options. Unrealized gains and losses related to the ARS Put Options are recognized in earnings. See Note 4—Investments for additional information regarding the ARS Put Options.

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

	June 30, 2009	December 31, 2008
	(in thousands)
Raw materials	$4,547	$4,295
Work in progress	1,562	1,775
Finished goods	2,560	2,401

	8,669	8,471
Reserve for obsolescence and realization	(699)	(589)

	$7,970	$7,882

Property and equipment

Property and equipment consisted of the following:

	June 30, 2009	December 31, 2008
	(in thousands)
Machinery, equipment and tooling	$44,852	$42,322
Leasehold improvements	6,968	6,881
Furniture and fixtures	715	715
Information systems	546	546
Construction in progress	4,359	5,362

Total cost	57,440	55,826
Accumulated depreciation and amortization	(19,103)	(16,489)

Property and equipment, net	$38,337	$39,337

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

Net income (loss) per common share

Net income (loss) per share of common stock is as follows for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income (loss) (in thousands)	$(2,945)	$2,178	$(6,813)	$4,450
Net income (loss) per common share:
Basic	$(0.15)	$0.10	$(0.34)	$0.22

Diluted	$(0.15)	$0.10	$(0.34)	$0.20

Weighted average common shares outstanding used in:
Basic	20,026,270	20,899,421	20,153,215	20,725,532
Diluted	20,026,270	22,337,443	20,153,215	22,352,049

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted-average number of diluted common shares outstanding during the period. Diluted shares outstanding are calculated by adding to the weighted-average shares any outstanding stock options and warrants based on the treasury stock method.

Diluted net loss per share is the same as basic net loss per share for the three and six months ended June 30, 2009, because the effects of potentially dilutive securities are anti-dilutive.

At June 30, 2009, the Company had the following anti-dilutive securities outstanding which were excluded from the calculation of diluted net loss per share:

Six months ended June 30, 2009
Warrants	206,218
Stock options	645,441

851,659

Recent accounting pronouncement

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FASB Staff Position (“FSP”) amends Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative purposes at initial adoption. The adoption of this FSP did not have a material effect on the determination or reporting of the Company’s financial results.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of this FSP did not have a material effect on the determination or reporting of the Company’s financial results.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of this FSP did not have a material effect on the determination or reporting of the Company’s financial results.

Effective January 1, 2009, the Company implemented SFAS No. 157, “Fair Value Measurements,” for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis. See Note 4 for disclosures associated with adoption of this standard.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company has evaluated the period beginning July 1, 2009 through August 7, 2009, the date its financial statements were issued, and concluded there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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

Revenue is attributed by geographic region based on ship-to location of the Company’s customers. The following table summarizes revenue by geographic region:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Asia	$2,178	$6,196	$2,715	$11,932
North America	922	5,079	2,537	9,582
Europe	105	255	291	524

Revenue	$3,205	$11,530	$5,543	$22,038

4. INVESTMENTS

The Company invests available cash primarily in investment grade commercial paper, corporate notes and government securities. The Company’s short-term investments balance of $44.5 million as of June 30, 2009, is comprised of US Treasury securities of $18.6 million, auction-rate securities and put options of $10.6 million, corporate notes and bonds of $9.0 million, FDIC guaranteed certificates of deposit of $3.1 million and commercial paper of $3.2 million. The Company’s short-term investments except for the auction-rate securities and put options and long-term investments are classified as available-for-sale securities and are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive income (loss).

While the Company’s investment policy no longer includes auction-rate securities as an approved investment, the Company continues to hold auction-rate securities purchased prior to the policy change. In February 2008, the Company began experiencing failed auctions of its entire auction-rate securities portfolio, resulting in its inability to sell these securities in the short term. All of these auction-rate securities are AAA rated by one or more of the major credit rating agencies and have contractual maturities from 2036 to 2045. Further, all of these securities are collateralized by student loans, and approximately 99% of the collateral qualifies under the Federal Family Education Loan Program and is guaranteed by the US government. The Company is receiving the underlying cash flows (interest and redemptions) on all its auction-rate securities. The Company is unable to predict if these funds will become available before their maturity dates. The Company also holds put options associated with an agreement with UBS, AG related to the auction-rate securities purchased through them. It is the Company’s intent to exercise these put options at the first available date therefore, the auction-rate securities and the related put options have been classified as short-term investments as of June 30, 2009. The auction-rate securities are trading securities recorded at fair value and unrealized gains and losses are reported as part of gain on investments in the Consolidated Statements of Operations. The Company’s long-term investments at June 30, 2009, consist of a $2.0 million investment in Peregrine Semiconductor, Corp. (a customer) Series D-1 Preferred shares.

As noted above, in October 2008 the Company entered into an agreement with UBS, AG, which provides the Company certain rights to sell to UBS, AG the auction-rate securities that were purchased through them. As of June 30, 2009, the Company held $10.7 million par value auction-rate securities purchased from UBS, AG. The Company has the option to sell these securities to UBS, AG at par value from June 30, 2010 through July 2, 2012. UBS, AG, at its discretion, may purchase or sell these securities on the Company’s behalf at any time provided the Company receives par value for the securities sold. The issuers of the auction-rate securities continue to have the right to redeem the securities at their discretion. The agreement also permits the Company to establish a demand revolving credit line in an amount equal to the par value of the securities at a net no cost. If the Company’s debt is determined to be rated below investment grade or is not rated, the amount that can be borrowed is limited to 75% of the market value of the auction-rate securities. As of June 30, 2009, the Company had no loans outstanding under this agreement.

The Company’s right to sell the auction-rate securities to UBS, AG, commencing on June 30, 2010, represents put options for a payment equal to the par value of the auction-rate securities. The Company elected the fair value option under SFAS 159. During the three and six months ended June 30, 2009, the Company recorded a gain (loss) of $32,191 and ($473,272), representing the changes in fair value of the put options. The Company also recorded during the three and six months ended June 30, 2009, a gain of $3,987 and $522,921, representing the changes in fair value of the auction-rate securities. Both the gain and loss from recording the change in fair value of the put options and auction-rate securities were recorded in gain on investments in the Consolidated Statements of Operations.

The Company values the auction-rate securities and put options using a discounted cash model that weights various factors including interest rates and expected holding period. The investment in Peregrine Semiconductor, Corp. “Peregrine” is valued at a pre-money valuation of Peregrine as determined by an investor group in the fourth quarter of 2008 and is adjusted as needed based on a review of Peregrine’s financial position. The Company believes this is a fair value of these investments at June 30, 2009.

The following table presents the amortized cost, and gross unrealized gains and losses on all securities at June 30, 2009:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term Investments:
U.S. Treasury securities and agency (taxable)	$18,566	$48	$—	$18,614
FDIC guaranteed certificates of deposit (taxable)	3,120	—	—	3,120
Corporate Notes and Bonds (taxable)	8,952	44	—	8,996
Commercial Paper (taxable)	3,171	—	—	3,171
Auction-rate securities	9,507	—	—	9,507
Auction-rate securities put options	1,138	—	—	1,138

Total short-term investments	$44,454	$92	$—	$44,546

Long-term Investments: Peregrine Semiconductor, Corp. Series D-1 Preferred shares	$2,000	$—	$—	$2,000

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No.157”). In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157–2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis in accordance with SFAS No. 157 as of June 30, 2009:

	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$2,735	$—	$—	$2,735
Investments:
Available-for-sales securities—current	—	33,901	—	33,901
Available-for-sales securities—non-current	—	—	2,000	2,000
Trading securities—current	—	—	10,645	10,645

Total	$2,735	$33,901	$12,645	$49,281

Level 3 assets consist of AAA-rated municipal bonds with an auction reset feature (auction-rate securities) whose underlying assets are generally student loans which are substantially backed by the federal government, auction-rate security put options and Peregrine Series D-1 Preferred shares. As of June 30, 2009, it is the Company’s intent to exercise the auction-rate security put options at the first available date, therefore, the Company has classified its investment in auction-rate securities as short-term investments. These investments were valued at fair value as of June 30, 2009. The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of June 30, 2009:

Level 3
Balance at January 1, 2009	$12,696
Redemption of auction-rate security	(100)
Net recognized gains and (losses)	49

Balance at June 30, 2009	$12,645

In addition to the debt securities noted above, the Company had approximately $258,000 of time deposits included in cash and cash equivalents as of June 30, 2009.

5. RELATED PARTY TRANSACTIONS

In November 2008, the Company purchased 1,345,444 shares of Peregrine Series D-1 Preferred shares for a total of $2.0 million, which represents less than 1% of shares outstanding. The terms and stock price of the purchase were the same as for the other investors who participated. Peregrine is a customer of the Company. For the three and six months ended June 30, 2009, revenue from Peregrine was $298,890 and $743,600. As of June 30, 2009, accounts receivable from Peregrine was $298,890. The pricing terms and conditions of the sales to Peregrine are similar to those available to the Company’s other non-related customers.

6. SIGNIFICANT CUSTOMERS

For the three months ended June 30, 2009, the Company had two customers that accounted for approximately 30% and 27% of its revenue and for the three months ended June 30, 2008, the Company had four customers that accounted for approximately 30%, 15%, 13% and 11% of its revenue. For the six months ended June 30, 2009, the Company had five customers that accounted for approximately 20%, 17%, 16%, 13% and 10% of its revenue and for the six months ended June 30, 2008, the Company had four customers that accounted for approximately 36%, 16%, 14% and 11% of its revenue.

Customers individually representing more than 10% of trade receivables accounted for approximately 73% and 61% of accounts receivable as of June 30, 2009 and December 31, 2008, respectively. The Company grants credit to customers based on an evaluation of their financial condition. Losses from credit sales are provided for in the financial statements.

7. STOCKHOLDERS’ EQUITY

Common Stock

As of June 30, 2009, the Company had 85,000,000 shares of common stock authorized with a par value of $0.001 and the Company had reserved 1,907,224 shares of common stock for issuance upon the exercise of outstanding common stock options. Also, 1,315,767 shares of the Company’s common stock were reserved for future grants of stock options (or other similar equity instruments) under the Company’s 2001 Equity Plan (the “2001 Plan”) and 2007 Stock Incentive Plan (the “2007 Plan”) as of June 30, 2009. In addition, 336,705 shares of the Company’s common stock were reserved for future exercise of outstanding warrants as of June 30, 2009.

Warrants

For the three and six months ended June 30, 2009, no common stock warrants were exercised. At June 30, 2009 and December 31, 2008, there were 336,705 common stock warrants outstanding.

Treasury Stock

In November 2008, the Company authorized a stock repurchase program to purchase up to $15.0 million of common stock over a period of two years. The stock repurchase program authorizes the Company to repurchase shares of its common stock in the open market at times and prices considered appropriate by the Company depending upon prevailing market conditions and other corporate considerations. The treasury shares are accounted for using the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. For the three months ended June 30, 2009, no shares were repurchased. For the six months ended June 30, 2009, the Company repurchased 519,242 shares at an average price of $4.96 for $2.6 million.

8. STOCK INCENTIVE PLANS

The Company sponsors a stock option plan, the 2001 Plan, which allows for the grant of incentive and nonqualified stock options for the purchase of common stock. Each option entitles the holder to purchase one share of common stock at the specified option exercise price. The exercise price of each incentive stock option granted must not be less than the fair market value on the grant date. After the completion of the Company’s IPO, its Board of Directors determined not to grant any additional awards under the 2001 Plan. Management and the Board of Directors determine vesting periods and expiration dates at the time of the grant.

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

Upon the adoption of SFAS 123R, the Company began using the Black-Scholes option pricing model to value stock options. The Company uses historical stock prices of companies which it considers as a peer group as the basis for its volatility assumptions. The assumed risk-free rates were based on US Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The expected term is based upon the vesting term of the Company’s options, a review of a peer group of companies, and expected exercise behavior. The forfeiture rate is based on past history of forfeited options. The expense is being allocated using the straight-line method. For the three and six months ended June 30, 2009, the Company recorded $198,191 and $360,493, respectively, of stock compensation expense related to the adoption of SFAS 123R. For the three and six months ended June 30, 2008, the Company recorded $159,063 and $324,623, respectively, of stock compensation expense related to the adoption of SFAS 123R. As of June 30, 2009, the Company has $2,775,596 of total unrecognized compensation cost related to nonvested awards granted under the Company’s stock-based plans that it expects to recognize over a weighted-average period of 2.83 years. Under the prospective method of adoption of SFAS 123R, the Company continues to account for options issued prior to January 1, 2006 under the intrinsic value method of APB 25.

The following table summarizes the activity of the stock incentive and equity plans as of June 30, 2009 and changes during the six months then ended:

	Shares available for grant	Number of options outstanding	Weighted- average option exercise price	Number of restricted stock and board shares issued
At December 31, 2008	2,072,170	1,160,847	$8.00	26,503
Authorized	—	—	—	—
Granted	(768,328)	759,968	4.01	8,360
Exercised	—	(1,666)	2.27	—
Cancelled/forfeited	11,925	(11,925)	4.58	—

At June 30, 2009	1,315,767	1,907,224	$6.43	34,863

The fair value per share of options granted for the six months ended June 30, 2009 was $4.01 and the fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model using an expected term of 5.2 years, risk-free interest rate of 1.41%, expected volatility of 50% and no dividend yield. The Company used an expected forfeiture rate of 30.39%.

For the three and six months ended June 30, 2009, the Company recorded $28,500 and $56,999, respectively, of stock compensation expense related to restricted stock. For the three and six months ended June 30, 2008, the Company recorded $28,504 and $51,078, respectively, of stock compensation expense related to restricted stock.

For the six months ended June 30, 2009, the Company issued 8,360 shares of common stock to outside directors of the Company as a portion of the directors’ compensation. The fair value of $35,605 was recorded as stock compensation expense.

A summary of the Company’s non-vested options during the six month period ended June 30, 2009 is presented below:

	Options	Weighted-average exercise price
Non-vested at January 1, 2009	581,131	$9.18
Granted	759,968	4.01
Vested	(69,371)	5.99
Forfeited	(10,903)	4.74

Non-vested at June 30, 2009	1,260,825	$6.28

An analysis of restricted stock issued is as follows:

Non-vested restricted stock as of December 31, 2008	14,651
Granted	—
Vested	(1,437)

Non-vested restricted stock as of June 30, 2009	13,214

9. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company has entered into agreements to purchase equipment or components to construct furnaces. These agreements will result in the Company purchasing equipment or components for a total cost of approximately $1,180,000 with deliveries occurring through December 2009.

Litigation

From time to time, the Company experiences routine litigation in the normal course of its business. The management of the Company does not believe any pending litigation will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Historically, a significant portion of our revenue has been derived from sales to relatively few customers. For the three months ended June 30, 2009, we had two customers that accounted for approximately 30% and 27% of our revenue and for the three months ended June 30, 2008 we had four customers that accounted for approximately 30%, 15%, 13% and 11% of our revenue. For the six months ended June 30, 2009, we had five customers that accounted for approximately 20%, 17%, 16%, 13% and 10% of our revenue and for the six months ended June 30, 2008, we had four customers that accounted for approximately 36%, 16%, 14%, and 11% of our revenue. Other than as discussed above, none of our customers accounted for more than 10% of our revenue for such periods. Although we are attempting to diversify and expand our customer base, we expect our revenue to continue to be concentrated among a small number of customers. We expect that our significant customers may change from period to period.

We recognize revenue upon shipment to our customers. We derive a significant portion of our revenue from customers outside of the United States. The majority of our sales are to the Asian market and we expect that region to continue to be a major source of revenue for us. All of our revenue is denominated in US dollars. The current economic crisis has resulted in weak demand for LED and SOS products, which has significantly reduced orders and sales of our sapphire substrates. Demand for LED substrates in certain markets began to improve in the second quarter of this year driven largely by the continued adoption of LED backlit laptops and the introduction of LED backlit LCD televisions. We anticipate that demand for LED substrates will continue to gradually improve over the second half of 2009. However, the market continues to be volatile so the amount of increase and product mix is difficult to predict. The weak demand has resulted in lower average selling prices for our products as well as the underutilization of our manufacturing facilities which have negatively impacted our gross margins in 2009.

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

Our operating expenses are comprised of sales and marketing, research and development (“R&D”), and general and administrative (“G&A”) expenses. G&A expenses consist primarily of salaries and associated costs for employees in finance, human resources, information technology and administrative activities, charges for accounting, legal, and insurance fees, and stock-based compensation under Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”). The majority of our stock-based compensation relates to administrative personnel and is accounted for as a general and administrative expense.

Other income (expense) consists of interest income and expense and gains and losses on investments. For the six months ended June 30, 2008, interest expense was $2,000. We repaid most of our outstanding indebtedness with a portion of the proceeds from our IPO in November 2007 and repaid the remainder in February 2008. We do not expect to incur interest expense for the next twelve months. Proceeds from our IPO were invested in available-for-sale and trading securities.

We account for income taxes under the asset and liability method whereby the expected future tax consequences of temporary differences between the book value and the tax basis of assets and liabilities are recognized as deferred tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to be recognized. A full valuation allowance is provided as management cannot conclude that it is more likely than not that our deferred tax assets will be realized. At June 30, 2009, we had approximately $42.0 million in net operating loss carryforwards (“NOLs”). We believe that we are not restricted in our ability to use the full amount of the NOLs, nor is there a limit to the amount of NOLs that may be used in any given year.

Because of the current economic environment, it is difficult to predict capital expenditures needed to support or enhance our current operations, but we anticipate it will be approximately $10.0 million in 2009. These expenditures will be primarily focused on research and development and cost savings initiations and will be incurred mostly in the second half of 2009. Our capital expenditures in the second quarter of 2009 were $1.1 million.

RESULTS OF CONSOLIDATED OPERATIONS THREE MONTHS ENDED JUNE 30, 2009 AND 2008

The following table sets forth our consolidated statements of operations for the periods indicated:

	Three months ended June 30,
	2009	2008
	(in millions)
Revenue	$3.2	$11.5
Cost of goods sold	4.9	7.2

Gross profit (loss)	(1.7)	4.3

Operating expenses:
General and administrative	1.0	2.1
Sales and marketing	0.3	0.2
Research and development	0.2	0.2

Total operating expenses	1.5	2.5

Income (loss) from operations	(3.2)	1.8
Other income (expense)	0.2	0.5

Income (loss) before income taxes	(3.0)	2.3
Income tax expense	—	0.1

Net income (loss)	$(3.0)	$2.2

The following table sets forth our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Three months ended June 30,
	2009	2008
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	153	62

Gross profit (loss)	(53)	38

Operating expenses:
General and administrative	31	18
Sales and marketing	10	2
Research and development	6	2

Total operating expenses	47	22

Income (loss) from operations	(100)	16
Other income (expense)	6	4

Income (loss) before income taxes	(94)	20
Income tax expense	—	1

Net income (loss)	(94)%	19%

Revenue. Revenue was $3.2 million for the three months ended June 30, 2009 and $11.5 million for the three months ended June 30, 2008, a decrease of $8.3 million. We experienced a significant decrease in revenue across all product lines and diameters as the impact of the worldwide economic crisis resulted in excess inventory throughout the LED supply chain which reduced orders and selling prices. LED substrate quantities shipped for the three months ended June 30, 2009 decreased by 43% which resulted in lower revenue of $3.3 million. In addition, lower pricing on LED substrate products decreased revenue by $1.5 million. We expect pricing pressure on new orders to continue in the third quarter of 2009, but it may begin to improve if demand continues to strengthen. In addition, the SOS RFIC business is largely dependent upon the consumer electronics market which also had a significant downturn. Consequently, we experienced lower revenue in our SOS RFIC products which decreased revenue of $2.9 million. We had lower contract research revenue of $250,000 as we completed our contract for the development of eight inch wafers in the third quarter 2008. We also had lower revenue of $432,000 from optical products due to decreased sales of sapphire for sensor and instrumentation applications which also have been impacted by the weak economy. Our customers, particularly those in Taiwan, are beginning to see some improvement in demand driven by an increasing rate of adoption of LED back-lit products, such as notebook computers and LED back-lit LCD televisions. Sapphire substrate inventory levels at our customers have been significantly reduced as a result of increased demand from applications and we expect revenue streams to continue to improve through 2009. However, the market continues to be volatile so the amount of increase and product mix is difficult to predict.

Gross profit (loss). Gross loss was $1.7 million for the three months ended June 30, 2009 compared to a gross profit of $4.3 million for the three months ended June 30, 2008, a decrease of $6.0 million. Lower pricing on LED substrate products decreased revenue by $1.5 million which directly impacted gross profit. In addition, sales of larger diameter products, which have a higher gross profit margin, decreased by 86%. With the decrease in orders, we experienced lower utilization of equipment and staff which resulted in under absorbed manufacturing costs of approximately $1.7 million. Also, gross profit was impacted by the decrease of $250,000 of direct contract revenue, which had little direct cost.

General and administrative expenses. G&A expenses were $1.0 million for the three months ended June 30, 2009 and $2.1 million for the three months ended June 30, 2008, a decrease of $1.1 million. Follow-on public offering costs of $543,000 were incurred in 2008 but not in 2009. The decrease was also a result of lower bad debt expense of $252,000 from the collection of several past due receivables, $253,000 in lower bonus costs and $106,000 in lower payroll and payroll tax expense associated with the exercise of stock options, partially offset by an increase in investor relations costs of $46,000.

Sales and marketing expenses. Sales and marketing expenses were $246,000 for the three months ended June 30, 2009 and $245,000 for the three months ended June 30, 2008, an increase of $1,000. The increase in sales and marketing expenses is attributable to additional travel expenses of $15,200 in support of increased initiatives to grow sales with new customers offset by a decrease of $14,200 due to timing of exhibitions and other marketing services.

Research and development expenses. R&D expenses were $198,000 for the three months ended June 30, 2009 and $233,000 for the three months ended June 30, 2008, a decrease of $35,000. The decrease was primarily attributable to a decrease in headcount of $23,000 and a decrease in spending on projects of $22,000, partially offset by an increase in travel and other expenses of $10,000. The addition of two new development engineers during the quarter ended June 30, 2009 will lead to increased R&D expenses for the remainder of 2009.

Other income. Other income was $186,000 for the three months ended June 30, 2009 and $441,000 for the three months ended June 30, 2008, a decrease in other income of $255,000. The decrease was primarily due to lower interest income of $291,000 as a result of lower investment principal and lower interest rates, partially offset by $36,000 in realized gains on investments in auction rate securities and put option rights associated with the auction rate securities.

RESULTS OF CONSOLIDATED OPERATIONS SIX MONTHS ENDED JUNE 30, 2009 AND 2008

The following table sets forth our consolidated statements of operations for the periods indicated:

	Six months ended June 30,
	2009	2008
	(in millions)
Revenue	$5.5	$22.0
Cost of goods sold	9.8	13.8

Gross profit (loss)	(4.3)	8.2

Operating expenses:
General and administrative	2.2	3.9
Sales and marketing	0.5	0.5
Research and development	0.3	0.5

Total operating expenses	3.0	4.9

Income (loss) from operations	(7.3)	3.3
Other income (expense)	0.5	1.3

Income (loss) before income taxes	(6.8)	4.6
Income tax expense	—	0.1

Net income (loss)	$(6.8)	$4.5

The following table sets forth our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Six months ended June 30,
	2009	2008
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	178	63

Gross profit (loss)	(78)	37

Operating expenses:
General and administrative	40	18
Sales and marketing	9	2
Research and development	6	2

Total operating expenses	55	22

Income (loss) from operations	(133)	15
Other income (expense)	9	6

Income (loss) before income taxes	(124)	21
Income tax expense	—	1

Net income (loss)	(124)%	20%

Revenue. Revenue was $5.5 million for the six months ended June 30, 2009 and $22.0 million for the six months ended June 30, 2008, a decrease of $16.5 million, or 75%. We continued to experience a significant decrease in revenue across all product lines and diameters. The impact of the worldwide economic crisis resulted in excess inventory throughout the LED supply chain which significantly reduced orders. Revenue for our LED substrate products for the six months ended June 30, 2009 decreased by $9.8 million, of which $8.2 million was attributable to a decrease in quantities shipped and $1.6 million was due to decreased selling prices, a result of the decreased demand. In addition, the SOS RFIC business is largely dependent upon the consumer electronics market which also had a significant downturn. As a result, SOS RFIC revenue decreased by 87%, or $5.3 million. We had lower contract research revenue of $500,000 as we completed our contract for the development of eight inch wafers in the third quarter 2008. We also had lower revenue of $735,000 from optical products due to decreased sales of sapphire for sensor and instrumentation applications which also have been impacted by the weak economy.

Gross profit (loss). Gross loss was $4.3 million for the six months ended June 30, 2009 and gross profit was $8.2 million for the six months ended June 30, 2008, a decrease of $12.5 million. Lower pricing on LED substrate products decreased revenue by $1.6 million which directly impacted gross profit. In addition, sales of larger diameter products, which have a higher gross profit margin, decreased by 78%. With the decrease in orders, we experienced lower utilization of equipment and staff which resulted in under absorbed manufacturing costs of approximately $4.5 million. Also, gross profit was impacted by the decrease of $500,000 of direct contract revenue, which had little direct cost.

General and administrative expenses. G&A expenses were $2.2 million for the six months ended June 30, 2009 and $3.9 million for the six months ended June 30, 2008, a decrease of $1.7 million. The decrease was primarily due to $729,000 of costs associated with the follow-on public offering incurred in 2008 and not in 2009, lower bonus costs of $651,000, lower bad debt expense due to the collection of several past due receivables of $400,000, and lower salary, wages and payroll tax expenses associated with the exercise of employee stock options incurred in 2008 and not in 2009 of $115,000. The decrease was partially offset by an increase of $173,000 in investor relations fees, board of directors fees, business insurance and audit fees.

Sales and marketing expenses. Sales and marketing expenses were $489,000 for the six months ended June 30, 2009 and $481,000 for the six months ended June 30, 2008, an increase of $8,000. The increase in sales and marketing expenses is attributable to additional payroll and increased travel expense of $26,000, to support initiatives to grow sales with new customers partially offset by a decrease of $18,000 due to timing on marketing and trade show expenses.

Research and development expenses. R&D expenses were $350,000 for the six months ended June 30, 2009 and $500,000 for the six months ended June 30, 2008, a decrease of $150,000. The decrease is primarily attributable to lower salary and wages of $130,000 and a decrease in spending on projects of $29,000, partially offset by an increase in travel of $9,000. The addition of two new development engineers in the quarter ended June 30, 2009 will lead to increased R&D expenses for the remainder of 2009.

Other income. Other income was $456,000 for the six months ended June 30, 2009 and $1.3 million for the six months ended June 30, 2008, a decrease in net other income of $844,000. The decrease was primarily due to lower interest income of $894,000 as a result of lower investment principal and lower interest rates, partially offset by $49,000 in realized gains on investments in auction rate securities and put option rights associated with the auction rate securities.

LIQUIDITY AND CAPITAL RESOURCES

We historically funded our operations using a combination of issuances of common stock and preferred stock, a working capital line of credit, term loans and cash generated from our operations. Since our inception, we have raised approximately $136.0 million of equity from both private and public issuances of common and preferred stock.

As of June 30, 2009, we had cash and short term investments totaling $47.5 million, including cash of $258,000 held in deposits at major banks, $2.7 million invested in money market funds and short term investments in certificates of deposit, commercial paper, state and local bonds, auction-rate securities and put options, and U.S. treasury securities of $44.5 million. Our long term investment consists of a $2.0 million investment in Peregrine Semiconductor, Corp. (one of our customers) Series D1 preferred stock. In February 2008, we began experiencing failed auctions of our entire auction-rate securities portfolio, resulting in our inability to sell these securities in the short term. All of the auction-rate securities are AAA rated by one or more of the major credit rating agencies and have contractual maturities from 2036 to 2045. Further, all of these securities are collateralized by student loans, and approximately 99% of the collateral qualifies under the Federal Family Education Loan Program and is guaranteed by the US government. We are receiving the underlying cash flows (interest and redemptions) on all of our auction-rate securities. The Company is unable to predict if these funds will become available before their maturity dates. The Company also holds put options associated with an agreement with UBS, AG related to the auction-rate securities purchased through them. It is the Company’s intent to exercise these put options at the first available date, therefore, the auction-rate securities and the related put options have been classified as short-term investments as of June 30, 2009.

In October 2008, we entered into an agreement with UBS, AG, which provides us with certain rights to sell to UBS, AG all of our auction-rate securities that were purchased through them. We have the option to sell these securities to UBS, AG at par value from June 30, 2010 through July 2, 2012. UBS, AG, at its discretion, may purchase or sell these securities on our behalf at any time, provided we receive par value for the securities sold. The issuers of the auction-rate securities continue to have the right to redeem the securities at their discretion. The agreement also permits us to establish a demand revolving credit line in an amount equal to the par value of the securities at a net no cost. If our debt is determined to be rated below investment grade or is not rated, the amount that can be borrowed is limited to 75% of the market value of the auction-rate securities. As of June 30, 2009, we had no loans outstanding under this agreement.

Our right to sell the auction-rate securities to UBS, AG commencing on June 30, 2010 represents put options for a payment equal to the par value of the auction-rate securities. We elected the fair value option under SFAS 159. During the three and six months ended June 30, 2009, the Company recorded a gain (loss) of $32,191 and ($473,272), representing the changes in fair value of the put options. The Company also recorded during the three and six months ended June 30, 2009, a gain of $3,987 and $522,921, representing the changes in fair value of the auction-rate securities. Both the gain and loss from recording the change in fair value of the put options and auction-rate securities were recorded in gain on investments in the Consolidated Statements of Operations. We do not expect to need access to the auction-rate securities capital prior to the maturity of the auction-rate security put options.

Cash flows from operating activities

Cash used in operating activities was $3.9 million for the six months ended June 30, 2009. During such period, we generated a net loss of $6.8 million and we incurred non-cash charges of $3.1 million, including depreciation expense of $2.6 million and stock-based compensation expense of $453,000. We experienced a decrease during such period in accounts payable of $1.1 million on decreased purchases and a decrease in spare parts of $1.0 million primarily due to not replenishing stock used due to lower production volumes. We also experienced a decrease in accrued payroll of $400,000 due to the payout of bonuses earned in the first half of 2008.

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

Cash flows from investing activities

Net cash provided by (used in) investing activities was $1.9 million and ($4.1) million for the six months ended June 30, 2009 and 2008, respectively. During the six months ended June 30, 2009, we used approximately $1.5 million to purchase components used to construct additional crystal growth furnaces and approximately $158,000 to upgrade existing capacity in other areas. This was partially offset by proceeds from sales of investments of $3.5 million. During the six months ended June 30, 2008, we used approximately $7.2 million to purchase components used to construct additional crystal growth furnaces, approximately $926,000 for infrastructure changes needed to expand operations in our facility in Bensenville, Illinois and approximately $2.7 million to purchase various equipment used to expand our production capacity in support of our sales growth. This was partially offset by proceeds from sales of investments of $6.7 million. Because of the current economic environment, it is difficult to predict capital expenditures needed to support or enhance our current operations, but we anticipate it will be approximately $10.0 million in 2009. These expenditures will be primarily focused on research and development and cost savings initiatives and will be incurred mostly in the second half of 2009.

Cash flows from financing activities

Net cash provided by (used in) financing activities was ($2.6) million and $520,000 for the six months ended June 30, 2009 and 2008, respectively. Net cash used in financing activities for the six months ended June 30, 2009 reflects stock repurchases of $2.6 million. Net cash provided from financing activities for the six months June 30, 2008 reflects $591,000 from proceeds from stock option exercises, partially offset by remaining costs of $38,000 from our IPO and $29,000 of payments made on a capital lease.

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

Contractual obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments at June 30, 2009. Changes in our business needs, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are complex and necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table sets forth information relating to our contractual obligations at June 30, 2009:

	Payments due in
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(in millions)
Purchase obligations	$1,180,000	—	—	—	$1,180,000

Total contractual obligations	$1,180,000	$—	$—	$—	$1,180,000

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

Inventory valuation

We value our inventory at the lower of cost or market. Market is determined based on net realizable value. Cost is determined for raw materials on a first-in, first-out basis and work in process and finished goods are based on actual costs. We establish inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based on customer required specifications. We evaluate the ability to realize the value of our inventory based on a combination of factors, including forecasted sales, estimated current and future market value and changes in customers’ product specifications. Recoveries of previously written-down inventory are recognized only when the related inventory is sold and revenue has been recognized. Based on current demand and pricing of our products, we believe that it is unlikely that significant adjustments for inventory obsolescence will occur. Our method of estimating excess and obsolete inventory has remained consistent for all periods presented. However, if our recognition of excess or obsolete inventory is, or if our estimates of our inventory’s potential utility become, less favorable than currently expected, additional inventory reserves may be required. In accordance with SFAS 151, “Inventory costs an amendment of ARB No. 43 Chapter 4,” we determine our normal operating capacity and record as expense costs attributable to lower utilization of equipment and staff. For the three months ended June 30, 2009, we determined we were not operating at capacity and recorded as expense costs associated with lower utilization of equipment and staff of $1.6 million.

Investments

We invest available cash primarily in investment grade commercial paper, corporate notes and government securities. While our investment policy no longer includes auction-rate securities as an approved investment, we continue to hold auction rate securities purchased prior to the policy change. We also hold put options associated with an agreement with UBS, AG. Investments classified as available-for-sale securities are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Investments in trading securities are reported at fair value, with both realized and unrealized gains and losses recorded in other income (expense), in the Consolidated Statement of Operations. Investments in which we have the ability and intent, if necessary, to liquidate in order to support our current operations are classified as short-term. Our long-term investments at June 30, 2009, consist of a $2.0 million investment in Peregrine Semiconductor, Corp. (a customer) Series D-1 Preferred shares.

We review our available-for-sale securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When we conclude that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Consolidated Statement of Operations. As of June 30, 2009, no impairment was recorded

In October 2008, we entered into an agreement that provides us with the right, but not the obligation, to sell all our auction-rate securities to UBS, AG for par value during the period from June 30, 2010 to July 2, 2012 (the “ARS Put Options”). The ARS Put Options provide us with the opportunity to recover the estimated unrealized loss on our ARS investments. We recorded the fair value of the ARS Put Options upon receipt. It is our intent to exercise these put options at the first available date, therefore, the auction-rate securities and the related put options have been classified as short-term investments as of June 30, 2009. In accordance with SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS No. 115” (“SFAS No. 159”), which was adopted by us on January 1, 2008, we elected fair value accounting for the ARS Put Options. Unrealized gains and losses related to the ARS Put Options are recognized in earnings. We value the auction-rate securities and ARS Put Options using a discounted cash flow model that weights various factors including interest rates and expected holding period. At June 30, 2009, the fair value recorded on the balance sheet of auction-rate securities and ARS Put Options was $9.5 million and $1.1 million, respectively.

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

Stock-based compensation

Under SFAS 123R we are required to expense stock options based upon the fair market value on the date of grant. We use the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model will be affected by assumptions regarding a number of complex and subjective variables. These variables include our expected stock volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates, forfeitures and expected dividends.

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

Based on the variables affecting the valuation of our common stock and the method used for allocating compensation costs, we recognized $227,000 and $453,000 in stock compensation expense during the three and six months ended June 30, 2009.

Valuation methodologies employed

There were no options granted during the three months ended June 30, 2009. All option grants made during the three months ended June 30, 2008 were granted at an exercise price per share equal to the closing market price of our common stock on the date of grant. Therefore, there is no intrinsic value because the exercise price per share of each option was equal to the fair value of the common stock on the date of grant.

The aggregate intrinsic value of all stock options outstanding at June 30, 2009 is $15.0 million, based on the fair market value of the common stock at June 30, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FASB Staff Position (“FSP”) amends Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative purposes at initial adoption. The adoption of this FSP did not have a material effect on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of this FSP did have a material effect on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of this FSP did not have a material effect on the determination or reporting of our financial results.

Effective January 1, 2009, we implemented SFAS No. 157, “Fair Value Measurements,” for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis. See Note 4 for disclosures associated with adoption of this standard.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company has evaluated the period beginning July 1, 2009 through August 7, 2009, the date its financial statements were issued, and concluded there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2009, there have been no material changes in the off-balance sheet arrangements disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Interest rate risk. We do not have any long-term borrowings. Our investments consist of cash, cash equivalents, commercial paper, corporate, state and local bonds, and US treasury securities and auction rate securities. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Inflation. Our operations have not been, and we do not expect them to be, materially affected by inflation. However, historically, the prices we charge our customers are market driven, and therefore, we may not be able to increase our prices to offset any increase in our material or labor costs. Our inability or failure to do so could harm our business, financial condition and results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

Management’s evaluation of disclosure controls and procedures

Based on evaluations at June 30, 2009, our chief executive officer and chief financial officer (together, our “certifying officers”), with the participation of the management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosures.

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

Our certifying officers have concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Recent Sales of Unregistered Securities

None.

Use of Proceeds

Our Registration Statement on Form S-1 (333-145880) covering the initial public offering of our shares of common stock was declared effective by the SEC on November 15, 2007.

The net offering proceeds to us after deducting expenses totaled approximately $81.0 million. As of June 30, 2009, we had used approximately $7.6 million of the net proceeds to repay borrowings outstanding under the revolving line of credit financing agreement with Hercules Technology Growth Capital, Inc. and to pay related fees and expenses. We also have used $5.7 million to repurchase shares of our common stock, $2.0 million to purchase Series D-1 preferred shares of Peregrine Semiconductor Corp. (one of our customers) and $20.3 million on capital expenditures and $900,000 for working capital and general corporate purposes. We intend to use the remaining $44.5 million of the net proceeds for working capital and other general corporate purposes, including capital expenditures and research and development.

Issuer Purchases of Equity Securities

In November 2008, we announced a repurchase plan approved by our Board of Directors authorizing the purchase of up to $15.0 million of our outstanding common stock over a period of two years. The stock repurchase program authorizes the Company to purchase shares of our common stock in the open market at times and prices considered appropriate by the Company depending upon prevailing market conditions and other corporate considerations. There was no stock repurchased for the three months ended June 30, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on June 24, 2009. A quorum consisting of approximately 92% of the Company’s common stock issued and outstanding was represented either in person or by proxy. At the meeting, the following proposals were approved by the stockholders:

1.	To elect Gordon Hunter and Michael E. Mikolajczyk to serve as directors for three-year terms.

2.	To ratify the appointment of Grant Thornton LLP as independent auditors for the fiscal year ending December 31, 2009.

3.	To approve the amendment and restatement of the Rubicon Technology, Inc. 2007 Stock Incentive Plan.

	For	Against	Withheld	Abstention	Broker Non-Votes
Proposal Number 1:
Gordon Hunter	18,433,829	—	77,673
Michael E. Mikolajczyk	18,433,722	—	77,780
Proposal Number 2	18,490,522	18,535	—	2,445
Proposal Number 3	11,171,096	5,039,637	—	347,848	1,952,921

Each of the following directors, who were not up for reelection at the 2009 Annual Meeting of Stockholders, continue to serve as directors following the meeting: Don N. Aquilano, Donald R. Caldwell, Raja M. Parvez and Raymond J. Spencer.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits filed or incorporated by reference as a part of this report are listed in the Index to Exhibits which appears following the signature page to this Quarterly Report on Form 10-Q and is incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 7, 2009.

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