Form 10-Q
period 2009-09-30
Rubicon Technology, Inc.
filed 2009-11-06
CIK 1410172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009 or

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

As of November 5, 2009 the Registrant had 20,053,293 shares of common stock, par value $0.001 per share, outstanding.

RUBICON TECHNOLOGY, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended September 30, 2009

PART I FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

Rubicon Technology, Inc.

Consolidated balance sheets

	September 30, 2009	December 31, 2008
	(unaudited) (in thousands other than share data)
Assets
Cash and cash equivalents	$3,816	$7,629
Restricted cash	10	5
Short-term investments	41,594	37,328
Accounts receivable, net of allowances of $239 and $629	3,395	2,542
Inventories, net	7,247	7,882
Spare parts	1,956	3,569
Prepaid expenses and other current assets	838	1,357

Total current assets	58,856	60,312
Property and equipment, net	38,585	39,337
Investments	2,000	12,696

Total assets	$99,441	$112,345

Liabilities and stockholders’ equity
Accounts payable	$868	$2,440
Accrued payroll	325	677
Corporate income and franchise taxes	143	255
Accrued and other current liabilities	530	580

Total current liabilities	1,866	3,952

Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 undesignated shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 85,000,000 shares authorized, 21,301,600 and 21,279,692 shares issued and outstanding	21	21
Additional paid-in capital	261,299	260,581
Treasury stock, at cost 1,249,975 and 730,733 shares	(5,661)	(3,084)
Accumulated other comprehensive income	45	129
Accumulated deficit	(158,129)	(149,254)

Total stockholders’ equity	97,575	108,393

Total liabilities and stockholders’ equity	$99,441	$112,345

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of operations

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(unaudited) (in thousands, other than share data)
Revenue	$5,737	$11,758	$11,280	$33,796
Cost of goods sold	6,143	7,514	15,956	21,351

Gross profit (loss)	(406)	4,244	(4,676)	12,445
Operating expenses:
General and administrative	1,264	1,356	3,424	5,301
Sales and marketing	310	218	799	699
Research and development	216	179	566	679
Loss on disposal of assets	—	1,215	—	1,215

Income (loss) from operations	(2,196)	1,276	(9,465)	4,551

Other income (expense):
Interest income	149	392	556	1,693
Interest expense	(2)	—	(2)	(2)
Realized gain (loss) on investments	(13)	—	36	—

Total other income (expense)	134	392	590	1,691

Income (loss) before income taxes	(2,062)	1,668	(8,875)	6,242
Income tax expense	—	49	—	173

Net income (loss)	$(2,062)	$1,619	$(8,875)	$6,069

Net income (loss) per common share
Basic	$(0.10)	$0.08	$(0.44)	$0.29

Diluted	$(0.10)	$0.07	$(0.44)	$0.27

Weighted average common shares outstanding used in computing net income (loss) per common share
Basic	20,032,470	21,222,321	20,112,967	20,891,128

Diluted	20,032,470	22,084,570	20,112,967	22,262,889

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of cash flows

	Nine months ended September 30,
	2009	2008
	(unaudited) (in thousands)
Cash flows from operating activities
Net income (loss)	$(8,875)	$6,069
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	3,976	3,236
Net loss on disposal of equipment	—	1,215
Stock-based compensation	682	571
Realized gain on investments	(36)	—
Changes in operating assets and liabilities:
Accounts receivable	(853)	(3,364)
Inventories	635	(3,080)
Spare parts	1,613	(1,571)
Prepaid expenses and other current assets	519	62
Accounts payable	(1,572)	1,341
Accrued payroll	(352)	(158)
Deferred revenue	—	(583)
Corporate income and franchise taxes	(112)	(179)
Accrued and other current liabilities	(50)	(325)

Net cash (used in) provided by operating activities	(4,425)	3,234

Cash flows from investing activities
Purchases of property and equipment	(3,224)	(15,807)
Proceeds from sale of investments	6,382	12,716

Net cash provided by (used in) investing activities	3,158	(3,091)

Cash flows from financing activities
Payment of issuance costs of initial public offering	—	(38)
Proceeds from exercise of options	36	602
Restricted cash	(5)	3
Payments on capital lease	—	(29)
Purchase of treasury stock	(2,577)	—

Net cash (used in) provided by financing activities	(2,546)	538

Net increase (decrease) in cash and cash equivalents	(3,813)	681
Cash and cash equivalents, beginning of period	7,629	4,380

Cash and cash equivalents, end of period	$3,816	$5,061

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$2	$2
Supplemental disclosures of non-cash transactions
Unrealized (gain) loss on investments	$84	$(1,018)

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

1. BASIS OF PRESENTATION

Interim financial data

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete consolidated financial statements and should be read in conjunction with the Company’s annual report filed on Form 10-K for the fiscal year ended December 31, 2008. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Consolidated operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of results that may be expected for the year ending December 31, 2009.

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

The Company reviews its available-for-sale securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. The Company considers various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, its ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When the Company concludes that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Consolidated Statement of Operations. As of September 30, 2009, no impairment was recorded.

Auction-rate securities put options (“ARS Put Options”)

In October 2008, the Company entered into an agreement that provides the Company with the right, but not the obligation, to sell all of its auction-rate securities to UBS, AG for par value during the period from June 30, 2010 to July 2, 2012. The ARS Put Options will provide the Company with the opportunity to recover the estimated unrealized loss on its ARS investments. The Company recorded the fair value of the ARS Put Options upon receipt and included it in short-term investments at September 30, 2009 and in other long-term assets at December 31, 2008. The Company values ARS Put Options at fair value using a discounted cash flow model. Unrealized gains and losses related to the ARS Put Options are recognized in earnings. See Note 4—Investments for additional information regarding the ARS Put Options.

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

	September 30, 2009	December 31, 2008
	(in thousands)
Raw materials	$4,108	$4,295
Work in progress	1,639	1,775
Finished goods	2,693	2,401

	8,440	8,471
Reserve for obsolescence and realization	(1,193)	(589)

	$7,247	$7,882

Property and equipment

Property and equipment consisted of the following:

	September 30, 2009	December 31, 2008
	(in thousands)
Machinery, equipment and tooling	$46,700	$42,322
Leasehold improvements	6,985	6,881
Furniture and fixtures	715	715
Information systems	546	546
Construction in progress	4,104	5,362

Total cost	59,050	55,826
Accumulated depreciation and amortization	(20,465)	(16,489)

Property and equipment, net	$38,585	$39,337

Revenue recognition

The Company recognizes revenue from product sales when earned. Revenue is recognized when, and if, evidence of an arrangement is obtained and the other criteria to support revenue recognition are met, including:

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

•

Collection of the resulting receivable is reasonably assured. The Company’s standard arrangement with customers includes 30 day payment terms. Customers are subject to a credit review process that evaluates the customers’ financial position and their ability to pay. Collectability is determined by considering the length of time the customer has been in business and history of collections. If it is determined that collection is not probable, no revenue is recognized unless cash is received in advance.

The Company does not provide maintenance or other services and it does not have sales that involve multiple elements or deliverables.

Net income (loss) per common share

Net income (loss) per share of common stock is as follows for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income (loss) (in thousands):	$(2,062)	$1,619	$(8,875)	$6,069
Net income (loss) per common share:
Basic	$(0.10)	$0.08	$(0.44)	$0.29

Diluted	$(0.10)	$0.07	$(0.44)	$0.27

Weighted average common shares outstanding used in:
Basic	20,032,470	21,222,321	20,112,967	20,891,128
Diluted	20,032,470	22,084,570	20,112,967	22,262,889

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of diluted common shares outstanding during the period. Diluted shares outstanding are calculated by adding to the weighted-average shares outstanding any outstanding stock options and warrants based on the treasury stock method.

Diluted net loss per share is the same as basic net loss per share for the three and nine months ended September 30, 2009 because the effects of potentially dilutive securities are anti-dilutive.

At September 30, 2009, the Company had the following anti-dilutive securities outstanding which were excluded from the calculation of diluted net loss per share:

September 30, 2009
Warrants	248,922
Stock options	950,018

1,198,940

Recent accounting pronouncements

In April 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Codification Statement (“ASC”) 825-10 (formerly FSP FAS 107-1 and APB 28-1), “Financial Instruments, Fair Value Option.” ASC 825-10 amends prior guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The pronouncement also requires those disclosures in summarized financial information at interim reporting periods. ASC 825-10 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. ASC 825-10 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, comparative reporting at initial adoption is required. The adoption did not have a material effect on the determination or reporting of the Company’s financial results.

In April 2009, the FASB issued ASC 320-10 (formerly FSP FAS 115-2 and FAS 124-2), “Investments - Debt and Equity Securities.” ASC 320-10 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. ASC 320-10 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The effective date is for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Disclosures for earlier periods presented for comparative purposes at initial adoption are not required. In periods after initial adoption, comparative disclosures are required only for periods ending after initial adoption. The adoption did not have a material effect on the determination or reporting of the Company’s financial results.

In April 2009, the FASB issued ASC 820-10 (formerly FSP FAS 157-4), “Fair Value Measurements and Disclosure.” ASC 820-10 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The pronouncement also includes guidance on identifying circumstances that indicate a transaction is not orderly. The effective date is for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Disclosures for earlier periods presented for comparative purposes at initial adoption are not required. In periods after initial adoption, comparative disclosures only for periods ending after initial adoption are required. The adoption did not have a material effect on the determination or reporting of the Company’s financial results.

Effective January 1, 2009, the Company implemented Topic 820-10 (formerly SFAS No. 157), “Fair Value Measurements and Disclosures,” for its nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis. See Note 4 for disclosures associated with adoption of this standard. The adoption of Topic 820-10 had no impact on the Company’s accounting for nonfinancial assets and liabilities.

In May 2009, the FASB issued ASC 855-10 (formerly SFAS No. 165), “Subsequent Events.” ASC 855-10 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The pronouncement is effective with interim and annual financial periods ending after June 15, 2009. The Company adopted ASC 855-10 at the beginning of its 2009 third quarter. The adoption did not have a significant impact on the subsequent events that the Company reports, either through recognition or disclosure, in its consolidated financial statements.

In June 2009, the FASB issued ASC 105-10 (formerly SFAS 168), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. ASC 105-10 will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernment entities. It also modifies the GAAP hierarchy to include only two levels of GAAP; authoritative and non-authoritative. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted ASC 105-10 for the 2009 third quarter reporting. The adoption did not have a significant impact on the reporting of the Company’s financial position, results of operations or cash flows.

Subsequent Events

The Company evaluated all subsequent events or transactions from the date of the balance sheet through November 6, 2009, the date its financial statements were issued. During this period, the Company did not have any material recognizable subsequent events. However, the Company did have the following nonrecognizable subsequent event:

•

On October 1, 2009, the Company entered into a contract to purchase a parcel of land in Malaysia to be used for the construction of a facility for post crystal growth operations. The purchase price is RM$2,132,886 (approximately US$654,000) and is payable in two installments. The first installment for 20% of the purchase price was paid at contract signing and the remaining 80% is due upon the construction of a factory on the land or within twelve months from the date of the agreement, whichever is earlier.

3. SEGMENT INFORMATION

The Company evaluates operations as one reportable segment, as it only reports profit and loss information on an aggregate basis to its chief operating decision maker.

Revenue is attributed by geographic region based on ship-to location of the Company’s customers. The following table summarizes revenue by geographic region:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Asia	$4,375	$5,598	$7,090	$17,530
North America	1,253	5,843	3,790	15,425
Europe	109	317	400	841

Revenue	$5,737	$11,758	$11,280	$33,796

4. INVESTMENTS

The Company invests available cash primarily in investment grade commercial paper, corporate notes and government securities. The Company’s short-term investments balance of $41.6 million as of September 30, 2009, is comprised of US Treasury securities of $20.8 million, auction-rate securities and put options of $10.5 million, corporate notes and bonds of $4.0 million, FDIC guaranteed certificates of deposit of $3.1 million and commercial paper of $3.2 million. The Company’s short-term investments, except for the auction-rate securities, put options and long-term investments, are classified as available-for-sale securities and are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive income (loss).

While the Company’s investment policy no longer includes auction-rate securities as an approved investment, the Company continues to hold auction-rate securities purchased prior to the policy change. In February 2008, the Company began experiencing failed auctions of its entire auction-rate securities portfolio, resulting in its inability to sell these securities in the short term. All of these auction-rate securities are AAA rated by one or more of the major credit rating agencies and have contractual maturities from 2036 to

2045. Further, all of these securities are collateralized by student loans, and approximately 99% of the collateral qualifies under the Federal Family Education Loan Program and is guaranteed by the US government. The Company is receiving the underlying cash flows (interest and redemptions) on all its auction-rate securities. The Company is unable to predict if these funds will become available before their maturity dates. The Company also holds put options associated with an agreement with UBS, AG related to the auction-rate securities purchased through them. It is the Company’s intent to exercise these put options at the first available date, therefore, the auction-rate securities and the related put options have been classified as short-term investments as of September 30, 2009. The auction-rate securities are trading securities recorded at fair value and unrealized gains and losses are reported as part of gain on investments in the Consolidated Statements of Operations. The Company’s long-term investments at September 30, 2009 consist of a $2.0 million investment in Peregrine Semiconductor, Corp. (a customer) Series D-1 Preferred shares.

As noted above, in October 2008 the Company entered into an agreement with UBS, AG, which provides the Company certain rights to sell to UBS, AG the auction-rate securities that were purchased through them. As of September 30, 2009, the Company held $10.5 million par value auction-rate securities purchased from UBS, AG. The Company has the option to sell these securities to UBS, AG at par value from June 30, 2010 through July 2, 2012. UBS, AG, at its discretion, may purchase or sell these securities on the Company’s behalf at any time provided the Company receives par value for the securities sold. The issuers of the auction-rate securities continue to have the right to redeem the securities at their discretion. The agreement also permits the Company to establish a demand revolving credit line in an amount equal to the par value of the securities at a net no cost. If the Company’s debt is determined to be rated below investment grade or is not rated, the amount that can be borrowed is limited to 75% of the market value of the auction-rate securities. As of September 30, 2009, the Company had no loans outstanding under this agreement.

The Company’s right to sell the auction-rate securities to UBS, AG, commencing on June 30, 2010, represents put options for a payment equal to the par value of the auction-rate securities. The Company values the put options at their estimated fair value using a discounted cash flow model. During the three and nine months ended September 30, 2009, the Company recorded a gain (loss) of $9,628 and ($463,644), representing the changes in fair value of the put options. The Company also recorded during the three and nine months ended September 30, 2009, a gain (loss) of ($23,402) and $499,519, representing the change in fair value of the auction-rate securities. Both the gain and loss from recording the change in fair value of the put options and auction-rate securities were recorded in gain (loss) on investments in the Consolidated Statements of Operations.

The Company values the auction-rate securities and put options using a discounted cash model that weighs various factors, including interest rates and expected holding period. At September 30, 2009, the fair value recorded on the balance sheet of auction-rate securities and ARS put options was $9.5 million and $1.1 million, respectively. The investment in Peregrine Semiconductor Corp. (Peregrine) is valued based upon the valuation of Peregrine as determined by an investor group in the fourth quarter of 2008 and is adjusted as needed based on a review of Peregrine’s financial position. The Company believes this is a fair value of these investments at September 30, 2009.

The following table presents the amortized cost, and gross unrealized gains and losses on all securities at September 30, 2009:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term Investments:
U.S. Treasury securities and agency (taxable)	$20,791	$27	$—	$20,818
FDIC guaranteed certificates of deposit (taxable)	3,120	2	—	3,122
Corporate Notes and Bonds (taxable)	4,014	14	—	4,028
Commercial Paper (taxable)	3,144	1	—	3,145
Auction-rate securities	9,333	—	—	9,333
Auction-rate securities put options	1,148	—	—	1,148

Total short-term investments	$41,550	$44	$—	$41,594

Long-term Investments:
Peregrine Semiconductor, Corp. Series D-1 Preferred shares	$2,000	$—	$—	$2,000

The Company values its investments at fair value, defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard below describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2009:

	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$3,288	$—	$—	$3,288
Investments:
Available-for-sales securities—current	—	31,113	—	31,113
Available-for-sales securities—non-current	—	—	2,000	2,000
Trading securities—current	—	—	10,481	10,481

Total	$3,288	$31,113	$12,481	$46,882

Level 3 assets consist of AAA-rated municipal bonds with an auction reset feature (auction-rate securities) whose underlying assets are generally student loans which are substantially backed by the federal government, auction-rate security put options and Peregrine Series D-1 Preferred shares. As of September 30, 2009, it is the Company’s intent to exercise the auction-rate security put options at the first available date, therefore, the Company has classified its investment in auction-rate securities as short-term investments. These investments were valued at fair value as of September 30, 2009. The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of September 30, 2009:

Level 3
Balance at January 1, 2009	$12,696
Redemption of auction-rate security	(251)
Net recognized gains	36

Balance at September 30, 2009	$12,481

In addition to the debt securities noted above, the Company had approximately $528,000 of time deposits included in cash and cash equivalents as of September 30, 2009.

5. RELATED PARTY TRANSACTIONS

In November 2008, the Company purchased 1,345,444 shares of Peregrine Series D-1 Preferred shares for a total of $2.0 million, which represents less than 1% of shares outstanding. The terms and stock price of the purchase were the same as for the other investors who participated. Peregrine is a customer of the Company. For the three and nine months ended September 30, 2009, revenue from Peregrine was $478,710 and $1,222,350. As of September 30, 2009, accounts receivable from Peregrine was $162,000. The pricing terms and conditions of the sales to Peregrine are similar to those available to the Company’s other non-related customers.

6. SIGNIFICANT CUSTOMERS

For the three months ended September 30, 2009, the Company had two customers that accounted for approximately 28% and 24% of its revenue and for the three months ended September 30, 2008, the Company had four customers that accounted for approximately 36%, 14%, 11% and 10% of its revenue. For the nine months ended September 30, 2009, the Company had four customers that accounted for approximately 23%, 20%, 13% and 11% of its revenue and for the nine months ended September 30, 2008, the Company had four customers that accounted for approximately 32%, 15%, 13% and 11% of its revenue.

Customers individually representing more than 10% of trade receivables accounted for approximately 57% and 61% of accounts receivable as of September 30, 2009 and December 31, 2008, respectively. The Company grants credit to customers based on an evaluation of their financial condition. Losses from credit sales are provided for in the financial statements.

7. STOCKHOLDERS’ EQUITY

Common Stock

As of September 30, 2009, the Company had 85,000,000 shares of common stock authorized with a par value of $0.001 and had reserved 1,909,360 shares of common stock for issuance upon the exercise of outstanding common stock options. Also, 1,296,268 shares of the Company’s common stock were reserved for future grants of stock options (or other similar equity instruments) under the Company’s 2001 Equity Plan (the “2001 Plan”) and 2007 Stock Incentive Plan (the “2007 Plan”) as of September 30, 2009. In addition, 336,705 shares of the Company’s common stock were reserved for future exercise of outstanding warrants as of September 30, 2009.

Warrants

For the three and nine months ended September 30, 2009, no common stock warrants were exercised. At September 30, 2009 and December 31, 2008, there were 336,705 common stock warrants outstanding.

Treasury Stock

In November 2008, the Company authorized a stock repurchase program to purchase up to $15.0 million of its common stock over a period of two years. The stock repurchase program authorizes the Company to repurchase shares of its common stock in the open market at times and prices considered appropriate by the Company depending upon prevailing market conditions and other corporate considerations. The treasury shares are accounted for using the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. For the three months ended September 30, 2009, no shares were repurchased. For the nine months ended September 30, 2009, the Company repurchased 519,242 shares at an average price of $4.96 for $2.6 million.

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

The Company uses the Black-Scholes option pricing model to value stock options issued after January 1, 2006. The Company uses historical stock prices of companies which it considers as a peer group as the basis for its volatility assumptions. The assumed risk-free rates were based on US Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The expected term is based upon the vesting term of the Company’s options, a review of a peer group of companies, and expected exercise behavior. The forfeiture rate is based on past history of forfeited options. The expense is being allocated using the straight-line method. For the three and nine months ended September 30, 2009, the Company recorded $200,251 and $560,744, respectively, of stock compensation expense. For the three and nine months ended September 30, 2008, the Company recorded $130,344 and $454,967, respectively, of stock compensation expense. As of September 30, 2009, the Company has $2,578,209 of total unrecognized compensation cost related to non-vested awards granted under the Company’s stock-based plans that it expects to recognize over a weighted-average period of 2.66 years. The Company accounts for options issued prior to January 1, 2006 under the intrinsic value method.

The following table summarizes the activity of the stock incentive and equity plans as of September 30, 2009 and changes during the nine months then ended:

	Shares available for grant	Number of options outstanding	Weighted- average option exercise price	Number of restricted stock and other shares issued
At December 31, 2008	2,072,170	1,160,847	$8.00	26,503
Authorized	—	—	—	—
Granted	(788,328)	779,968	4.16	8,360
Exercised	—	(13,548)	2.69	—
Cancelled/forfeited	12,426	(17,907)	4.67	—

At September 30, 2009	1,296,268	1,909,360	6.50	34,863

Exercisable at September 30, 2009		751,907	6.44	—

The weighted average fair value per share of options granted for the three and nine months ended September 30, 2009 was $10.02 and $4.01, respectively, and the fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model using an expected term of 5.2 years, risk-free interest rates of 1.22 % and 1.41%, respectively, expected volatility of 50% and no dividend yield. The Company used an expected forfeiture rate of 30.39%.

For the three and nine months ended September 30, 2009, the Company recorded $28,499 and $85,498, respectively, of stock compensation expense related to restricted stock. For the three and nine months ended September 30, 2008, the Company recorded $28,499 and $79,577, respectively, of stock compensation expense related to restricted stock.

For the nine months ended September 30, 2009, the Company issued 8,360 shares of common stock to outside directors of the Company as a portion of the directors’ compensation. The fair value of $35,605 was recorded as stock compensation expense.

A summary of the Company’s non-vested options during the nine month period ended September 30, 2009 is presented below:

	Options	Weighted-average exercise price
Non-vested at January 1, 2009	581,131	$9.18
Granted	779,968	4.16
Vested	(192,243)	4.98
Forfeited	(11,403)	4.71

Non-vested at September 30, 2009	1,157,453	$6.37

9. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company has entered into agreements to purchase equipment, components to construct furnaces and land. These agreements will result in the Company purchasing equipment, components and land for a total cost of approximately $1,665,000 with deliveries occurring through October 2010.

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

We are a vertically-integrated manufacturer of high-quality sapphire substrates and optical windows that are used in a variety of high-growth, high-volume end-market applications. Our largest product line is two inch to four inch diameter sapphire cores and wafers for use in LEDs and blue laser diodes for solid state lighting and electronic applications. In addition, we sell six inch sapphire wafers that are used for Silicon-on-Sapphire (“SOS”) RFICs, as well as products for military, aerospace, sensor and other applications. We have also extended our technology to manufacture eight inch products to support next-generation LED, RFIC and optical window applications and are developing the capability to produce even larger products.

Our revenue consists of sales of sapphire materials sold in core, as-cut, as-ground and polished forms in two, three, four and six inch diameters as well as optical materials sold as blanks or polished windows. Products are made to varying specifications, such as crystal planar orientations and thicknesses.

Historically, a significant portion of our revenue has been derived from sales to relatively few customers. For the three months ended September 30, 2009, we had two customers that accounted for approximately 28% and 24% of our revenue and for the three months ended September 30, 2008 we had four customers that accounted for approximately 36%, 14%, 11% and 10% of our revenue. For the nine months ended September 30, 2009, we had four customers that accounted for approximately 23%, 20%, 13% and 11% of our revenue and for the nine months ended September 30, 2008, we had four customers that accounted for approximately 32%, 15%, 13%, and 11% of our revenue. Other than as discussed above, none of our customers accounted for more than 10% of our revenue for such periods. Although we are attempting to diversify and expand our customer base, we expect our revenue to continue to be concentrated among a small number of customers. We expect that our significant customers may change from period to period.

We recognize revenue upon shipment to our customers. We derive a significant portion of our revenue from customers outside of the United States. The majority of our sales are to the Asian market and we expect that region to continue to be a major source of revenue for us. All of our revenue is denominated in US dollars. The current economic crisis resulted in weak demand for LED and SOS products, which significantly reduced orders and sales of our sapphire substrates in the first half of 2009. Demand for LED substrates in certain markets began to improve in the second quarter of this year and continued to strengthen throughout the third quarter. The demand increase was driven largely by the continued adoption of LED backlit laptops and the introduction of LED backlit LCD televisions. We anticipate that demand for LED substrates will continue to gradually improve over the remainder of 2009. However, the market continues to be volatile so the amount of increase and our product mix is difficult to predict. The weak demand during the first half of 2009 resulted in lower average selling prices for our products as well as the underutilization of our manufacturing facilities, which have negatively impacted our gross margins in 2009. We anticipate the pricing environment to improve beginning in the fourth quarter of 2009.

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

Our operating expenses are comprised of sales and marketing, research and development (“R&D”), and general and administrative (“G&A”) expenses. G&A expenses consist primarily of salaries and associated costs for employees in finance, human resources, information technology and administrative activities, charges for accounting, legal, and insurance fees, and stock-based compensation. The majority of our stock-based compensation relates to administrative personnel and is accounted for as a general and administrative expense.

Other income (expense) consists of interest income and expense and gains and losses on investments. For the nine months ended September 30, 2009 and 2008, interest expense was $2,000. In the third quarter 2009, we paid $2,000 of interest on a tax payment. We repaid most of our outstanding indebtedness with a portion of the proceeds from our IPO in November 2007 and repaid the remainder in February 2008. Proceeds from our IPO were invested in available-for-sale and trading securities.

We account for income taxes under the asset and liability method whereby the expected future tax consequences of temporary differences between the book value and the tax basis of assets and liabilities are recognized as deferred tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to be recognized. A full valuation allowance is provided as management cannot conclude that it is more likely than not that our deferred tax assets will be realized. At September 30, 2009, we had approximately $42.0 million in net operating loss carryforwards (“NOLs”). We believe that we are not restricted in our ability to use the full amount of the NOLs, nor is there a limit to the amount of NOLs that may be used in any given year.

Our capital expenditures in the third quarter of 2009 were $1.1 million.

With the improvement in demand in the LED market, we anticipate being at full capacity in our crystal growth operation in early 2010. This will limit our ability to increase revenues until additional capacity is added. We plan to increase capacity by adding an additional crystal growth facility in Illinois and building a facility in Malaysia on the parcel of land we purchased in October 2009 for post crystal growth operations. We expect to begin these expansion projects in the fourth quarter of 2009 and anticipate these new facilities opening in the second half of 2010. While some new capacity will be available at the time we open these facilities, we anticipate that it will take twelve months from the opening of these facilities to install all necessary equipment and have these facilities fully functional. We may secure debt financing and/or sell additional shares within the next twelve months to help finance the expansion. We are still finalizing our plans for these projects and we expect to announce our capital budget for them by the end of 2009.

RESULTS OF CONSOLIDATED OPERATIONS THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

The following table sets forth our consolidated statements of operations for the periods indicated:

	Three months ended September 30,
	2009	2008
	(in millions)
Revenue	$5.7	$11.8
Cost of goods sold	6.1	7.6

Gross profit (loss)	(0.4)	4.2

Operating expenses:
General and administrative	1.3	1.3
Sales and marketing	0.3	0.2
Research and development	0.2	0.2
Loss on disposal of assets	—	1.2

Total operating expenses	1.8	2.9

Income (loss) from operations	(2.2)	1.3
Other income (expense)	0.1	0.4

Income (loss) before income taxes	(2.1)	1.7
Income tax expense	—	0.1

Net income (loss)	$(2.1)	$1.6

The following table sets forth our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Three months ended September 30,
	2009	2008
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	107	64

Gross profit (loss)	(7)	36

Operating expenses:
General and administrative	23	11
Sales and marketing	5	2
Research and development	4	2
Loss on disposal of assets	—	10

Total operating expenses	32	25

Income (loss) from operations	(39)	11
Other income (expense)	2	3

Income (loss) before income taxes	(37)	14
Income tax expense	—	—

Net income (loss)	(37)%	14%

Revenue. Revenue was $5.7 million for the three months ended September 30, 2009 and $11.8 million for the three months ended September 30, 2008, a decrease of $6.1 million, or 52%. Revenue from the LED market decreased by $2.0 million. While the volume of material we sold into this market was slightly higher, lower pricing and our product mix resulted in lower revenue. Revenue from the SoS RFIC market decreased by $2.4 million as the impact of the weak economy and high inventory levels at our key customer has resulted in reduced orders. We had lower contract research revenue of $1.3 million as we completed our contract for the development of eight inch wafers in the third quarter 2008. We also had lower revenue of $400,000 from optical products due to decreased sales of sapphire for sensor and instrumentation applications which have been impacted by the weak economy. With the acceptance of new applications for LEDs, we expect increased demand for our products through the remainder of the year. However, the market continues to be volatile so the amount of increase and our product mix is difficult to predict.

Gross profit (loss). Gross loss was $406,000 for the three months ended September 30, 2009 compared to gross profit of $4.2 million for the three months ended September 30, 2008, a decrease of $4.6 million. The revenue decline of $6.1 million was offset by a decrease in manufacturing expenses of $1.5 million. Lower pricing on LED substrate products decreased revenue by $1.5 million which directly impacted gross profit. Also, gross profit was impacted by the decrease of $1.3 million of direct contract revenue, which had little direct cost. With the decrease in orders, we experienced lower utilization of equipment and staff, particularly in our slicing and polishing operations, which resulted in under absorbed manufacturing costs of approximately $702,000. The remaining decrease in gross profit was caused by a 68% decrease in sales of higher gross profit margin larger diameter products primarily due to lower SOS RFIC sales.

General and administrative expenses. G&A expenses were $1.3 million for the three months ended September 30, 2009 and September 30, 2008.

Sales and marketing expenses. Sales and marketing expenses were $310,000 for the three months ended September 30, 2009 and $218,000 for the three months ended September 30, 2008, an increase of $92,000. The increase in sales and marketing expenses is attributable to additional headcount of $45,400 and increased travel expenses of $32,300, all in support of initiatives to grow sales with new customers.

Research and development expenses. R&D expenses were $216,000 for the three months ended September 30, 2009 and $179,000 for the three months ended September 30, 2008, an increase of $37,000. The increase was primarily attributable to an increase in headcount and spending on projects of $29,600. We expect fourth quarter 2009 R&D expenses to be approximately the same as they were for the three months ended September 30, 2009.

Other income (expense). Other income (expense) was $134,000 for the three months ended September 30, 2009 and $392,000 for the three months ended September 30, 2008, a decrease in net other income of $258,000. The decrease was primarily due to lower interest income of $243,000 as a result of lower investment principal and lower interest rates, and a net realized loss of $13,000 on investments in auction-rate securities and put option rights associated with the auction-rate securities.

RESULTS OF CONSOLIDATED OPERATIONS NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

The following table sets forth our consolidated statements of operations for the periods indicated:

	Nine months ended September 30,
	2009	2008
	(in millions)
Revenue	$11.3	$33.8
Cost of goods sold	16.0	21.4

Gross profit (loss)	(4.7)	12.4

Operating expenses:
General and administrative	3.4	5.3
Sales and marketing	0.8	0.7
Research and development	0.6	0.7
Loss on disposal of assets	—	1.2

Total operating expenses	4.8	7.9

Income (loss) from operations	(9.5)	4.5
Other income (expense)	.6	1.7

Income (loss) before income taxes	(8.9)	6.2
Income tax expense	—	0.1

Net income (loss)	$(8.9)	$6.1

The following table sets forth our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Nine months ended September 30,
	2009	2008
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	142	63

Gross profit (loss)	(42)	37

Operating expenses:
General and administrative	30	16
Sales and marketing	7	2
Research and development	5	2
Loss on disposal	—	4

Total operating expenses	42	24

Income (loss) from operations	(84)	13
Other income (expense)	5	5

Income (loss) before income taxes	(79)	18
Income tax expense	—	—

Net income (loss)	(79)%	18%

Revenue. Revenue was $11.3 million for the nine months ended September 30, 2009 and $33.8 million for the nine months ended September 30, 2008, a decrease of $22.5 million, or 67%. The impact of the worldwide economic crisis resulted in excess inventory throughout the LED supply chain which significantly reduced orders in the first half of 2009 and resulted in reduced pricing for our products sold into the LED market. Revenue for our LED substrate products for the nine months ended September 30, 2009 decreased by $12.2 million, of which $7.5 million was attributable to a decrease in quantities shipped and $4.7 million was due to decreased selling prices, a result of the decreased demand. In addition, the SOS RFIC business is largely dependent upon the consumer electronics market which also had a significant downturn. As a result, SOS RFIC revenue decreased by 85%, or $7.7 million. We had lower contract research revenue of $1.8 million as we completed our contract for the development of eight inch wafers in the third quarter 2008. We also had lower revenue of $941,000 from optical products due to decreased sales of sapphire for sensor and instrumentation applications which also have been impacted by the weak economy.

Gross profit (loss). Gross loss was $4.7 million for the nine months ended September 30, 2009 compared to gross profit of $12.4 million for the nine months ended September 30, 2008, a decrease of $17.1 million. The revenue decline of $22.5 million was offset by a decrease in manufacturing expenses of $5.4 million. Lower pricing on LED substrate products decreased revenue by $4.7 million which directly impacted gross profit. Also, gross profit was impacted by the decrease of $1.8 million of direct contract revenue, which had little direct cost. With the decrease in orders, we experienced lower utilization of equipment and staff which resulted in under absorbed manufacturing costs of approximately $5.2 million. The remaining decrease in gross profit was caused by a 75% decrease in sales of higher gross profit margin, larger diameter products,

General and administrative expenses. G&A expenses were $3.4 million for the nine months ended September 30, 2009 and $5.3 million for the nine months ended September 30, 2008, a decrease of $1.9 million. The decrease was primarily due to $729,000 of costs associated with the follow-on public offering incurred in 2008 and not in 2009, lower bonus costs of $802,000, lower bad debt expense due to the collection of several past due receivables of $397,000, and lower salary, wages and payroll tax expenses associated with the exercise of employee stock options incurred in 2008 and not in 2009 of $92,000. The decrease was partially offset by an increase of $181,000 in legal fees and business insurance costs.

Sales and marketing expenses. Sales and marketing expenses were $799,000 for the nine months ended September 30, 2009 and $699,000 for the nine months ended September 30, 2008, an increase of $100,000. The increase in sales and marketing expenses is attributable to additional payroll of $53,000 and increased travel expense of $50,300 to support initiatives to grow sales with new customers.

Research and development expenses. R&D expenses were $566,000 for the nine months ended September 30, 2009 and $679,000 for the nine months ended September 30, 2008, a decrease of $113,000. The decrease is primarily attributable to lower salary and wages of $115,000 as a result of the timing of replacement of development engineers.

Other income (expense). Other income (expense) was $590,000 for the nine months ended September 30, 2009 and $1.7 million for the nine months ended September 30, 2008, a decrease in net other income of $1.1 million. The decrease was primarily due to lower interest income of $1.1 million as a result of lower investment principal and lower interest rates, partially offset by $36,000 in realized gains on investments in auction-rate securities and put option rights associated with the auction-rate securities.

LIQUIDITY AND CAPITAL RESOURCES

We historically have funded our operations using a combination of issuances of common stock and preferred stock, a working capital line of credit and term loans and cash generated from our operations. Since our inception, we have raised approximately $136.0 million of equity from the issuance of common and preferred stock.

As of September 30, 2009, we had cash and short term investments totaling $45.4 million, including cash of $528,000 held in deposits at major banks, $3.3 million invested in money market funds and short term investments in certificates of deposit, commercial paper, state and local bonds, auction-rate securities and put options, and U.S. treasury securities of $41.6 million. Our long term investment consists of a $2.0 million investment in Peregrine Semiconductor, Corp. (one of our customers) Series D1 preferred stock. In February 2008, we began experiencing failed auctions of our entire auction-rate securities portfolio, resulting in our inability to sell these securities in the short term. All of the auction-rate securities are AAA rated by one or more of the major credit rating agencies and have contractual maturities from 2036 to 2045. Further, all of these securities are collateralized by student loans, and approximately 99% of the collateral qualifies under the Federal Family Education Loan Program and is guaranteed by the US government. We are receiving the underlying cash flows (interest and redemptions) on all of our auction-rate securities. We are unable to predict if these funds will become available before their maturity dates. We also hold put options associated with an agreement with UBS, AG related to the auction-rate securities purchased through them. It is our intent to exercise these put options at the first available date, therefore, the auction-rate securities and the related put options have been classified as short-term investments as of September 30, 2009.

In October 2008, we entered into an agreement with UBS, AG, which provides us with certain rights to sell to UBS, AG all of our auction-rate securities that were purchased through them. We have the option to sell these securities to UBS, AG at par value from June 30, 2010 through July 2, 2012. UBS, AG, at its discretion, may purchase or sell these securities on our behalf at any time, provided we receive par value for the securities sold. The issuers of the auction-rate securities continue to have the right to redeem the securities at their discretion. The agreement also permits us to establish a demand revolving credit line in an amount equal to the par value of the securities at a net no cost. If our debt is determined to be rated below investment grade or is not rated, the amount that can be borrowed is limited to 75% of the market value of the auction-rate securities. As of September 30, 2009, we had no loans outstanding under this agreement.

Our right to sell the auction-rate securities to UBS, AG commencing on June 30, 2010 represents put options for a payment equal to the par value of the auction-rate securities. We value the put options at their estimated fair value using a discounted cash flow model. During the three and nine months ended September 30, 2009, we recorded a gain (loss) of $9,628 and ($463,644), respectively, representing the changes in fair value of the put options. We also recorded during the three and nine months ended September 30, 2009, a gain (loss) of ($23,401) and $499,520, respectively, representing the changes in fair value of the auction-rate securities. Both the gain and loss from recording the change in fair value of the put options and auction-rate securities were recorded in gain (loss) on investments in the Consolidated Statements of Operations. We do not expect to need access to the auction-rate securities capital prior to the maturity of the auction-rate security put options.

Cash flows from operating activities

Cash used in operating activities was $4.4 million for the nine months ended September 30, 2009. During such period, we generated a net loss of $8.9 million and we incurred non-cash charges of $4.7 million, including depreciation expense of $4.0 million and stock-based compensation expense of $682,000. During such period, cash from net working capital decreased by $172,000 comprised of an increase in accounts receivable of $853,000 due to higher sales and extension of credit terms, a decrease in accounts payable of $1.6 million due to decreased purchases, a decrease in inventory of $635,000 due to sales product mix requirements, a decrease in spare parts of $1.6 million primarily due to not replenishing stock used due to lower production volumes, a decrease in prepaid expenses of $519,000 due to timing on insurance policies and furnace replacement parts, and a decrease in accrued payroll of $352,000 due to the payout of bonuses earned in the first half of 2009.

Cash provided by operating activities was $3.2 million for the nine months ended September 30, 2008. During such period, we generated net income of $6.1 million and we incurred non-cash charges of $5.0 million, including depreciation expense of $3.2 million, net loss on disposal of equipment of $1.2 million and stock-based compensation expense of $571,000. We experienced a decrease in cash from net working capital of $7.9 million during such period comprised of an increase in accounts receivable of $3.4 million on increased sales and slower collection of receivables, an increase in accounts payable of $1.3 million, an increase in spare parts of $1.6 million due primarily to an increase in furnace material inventory and an increase in inventory of $3.1 million due to increasing safety stock of raw material. We also experienced a decrease in other accruals of $325,000 due to timing on miscellaneous accruals and a decrease in deferred revenue of $583,000 due to recognition of revenue deferred on a contract research project.

Cash flows from investing activities

Net cash provided by (used in) investing activities was $3.2 million and ($3.1) million for the nine months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2009, we used approximately $2.8 million to purchase components used to construct additional crystal growth furnaces, approximately $171,000 to expand our facility and approximately $243,000 to upgrade existing capacity in other areas. This partially offset proceeds from sales of investments of $6.4 million. During the nine months ended September 30, 2008, we used approximately $10.5 million to purchase components used to construct additional crystal growth furnaces, approximately $1.6 million for infrastructure changes needed to expand operations in our facility in Bensenville, Illinois and approximately $3.7 million to purchase various equipment used to expand our production capacity in support of our sales growth. This was partially offset by proceeds from sales of investments of $12.7 million.

Cash flows from financing activities

Net cash (used in) provided by financing activities was ($2.5) million and $538,000 for the nine months ended September 30, 2009 and 2008, respectively. Net cash used in financing activities for the nine months ended September 30, 2009 reflects stock repurchases of $2.6 million. Net cash provided from financing activities for the nine months ended September 30, 2008 reflects $602,000 from proceeds from stock option exercises, partially offset by remaining costs of $38,000 from our IPO and $29,000 of payments made on a capital lease.

Future liquidity requirements

We believe that our existing cash, cash equivalents, investments and anticipated cash flows from operating activities will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our cash needs include cash required to fund our operations and fund capital expenditures required to support future growth.

We plan to increase our production capacity by adding an additional crystal growth facility in Illinois and building a post crystal growth operation facility in Malaysia on the parcel of land we purchased in October 2009. We expect to begin these expansion projects in the fourth quarter of 2009 and anticipate these new facilities opening in the second half of 2010. While some new capacity will be available at the time we open these facilities, we anticipate that it will take twelve months from the opening of these facilities to install all necessary equipment and have these facilities fully functional. We are still finalizing our plans for these projects, and we expect to announce our capital budget for them by the end of 2009. We may secure debt financing and/or sell additional shares within the next twelve months to ensure we have adequate funding to complete the two-year project. If we obtain debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of existing stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we are unable to obtain financing on terms favorable to us, the timeline for the implementation of our business plan may be impacted.

Contractual obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments at September 30, 2009. Changes in our business needs, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are complex and necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table sets forth information relating to our contractual obligations at September 30, 2009:

	Payments due in
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(in millions)
Purchase order obligations	$1,011,000	—	—	—	$1,011,000
Land purchase obligation	654.000				654,000

Total contractual obligations	$1,665,000	$—	$—	$—	$1,665,000

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

Inventory valuation

We value our inventory at the lower of cost or market. Market is determined based on net realizable value. Cost is determined for raw materials on a first-in, first-out basis and work in process and finished goods are based on actual costs. We establish inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based on customer required specifications. We evaluate the ability to realize the value of our inventory based on a combination of factors, including forecasted sales, estimated current and future market value and changes in customers’ product specifications. Recoveries of previously written-down inventory are recognized only when the related inventory is sold and revenue has been recognized. Based on current demand and pricing of our products, we believe that it is unlikely that significant adjustments for inventory obsolescence will occur. Our method of estimating excess and obsolete inventory has remained consistent for all periods presented. However, if our recognition of excess or obsolete inventory is, or if our estimates of our inventory’s potential utility become, less favorable than currently expected, additional inventory reserves may be required. In valuing our inventory, we determine our normal operating capacity and record as expense costs attributable to lower utilization of equipment and staff. For the three and nine months ended September 30, 2009, we determined we were not operating at capacity and recorded as expense costs associated with lower utilization of equipment and staff of $702,000 and $5.2 million, respectively.

Investments

We invest available cash primarily in investment grade commercial paper, corporate notes and government securities. While our investment policy no longer includes auction-rate securities as an approved investment, we continue to hold auction rate securities purchased prior to the policy change. We also hold put options associated with an agreement with UBS, AG. Investments classified as available-for-sale securities are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Investments in trading securities are reported at fair value, with both realized and unrealized gains and losses recorded in other income (expense), in the Consolidated Statement of Operations. Investments in which we have the ability and intent, if necessary, to liquidate in order to support our current operations are classified as short-term. Our long-term investments at September 30, 2009, consist of a $2.0 million investment in Peregrine Semiconductor, Corp. (a customer) Series D-1 Preferred shares.

We review our available-for-sale securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When we conclude that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Consolidated Statement of Operations. As of September 30, 2009, no impairment was recorded.

In October 2008, we entered into an agreement that provides us with the right, but not the obligation, to sell all our auction-rate securities to UBS, AG for par value during the period from June 30, 2010 to July 2, 2012 (the “ARS Put Options”). The ARS Put Options provide us with the opportunity to recover the estimated unrealized loss on our ARS investments. We recorded the fair value of the ARS Put Options upon receipt. It is our intent to exercise these put options at the first available date, therefore, the auction-rate securities and the related put options have been classified as short-term investments as of September 30, 2009. We value the put options at their estimated fair value using a discounted cash flow model. Unrealized gains and losses related to the ARS Put Options are recognized in earnings. We value the auction-rate securities and ARS Put Options using a discounted cash flow model that weights various factors including interest rates and expected holding period. At September 30, 2009, the fair value recorded on the balance sheet of auction-rate securities and ARS Put Options was $9.3 million and $1.1 million, respectively.

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

Stock-based compensation

We expense stock options based upon the fair market value on the date of grant. We use the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model will be affected by assumptions regarding a number of complex and subjective variables. These variables include our expected stock volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates, forfeitures and expected dividends.

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

We allocate stock based compensation costs using a straight-line method which amortizes the fair value of each option on a straight-line basis over the service period.

Based on the variables affecting the valuation of our common stock and the method used for allocating compensation costs, we recognized $229,000 and $682,000 in stock compensation expense during the three and nine months ended September 30, 2009, respectively.

Valuation methodologies employed

All option grants made during the three months ended September 30, 2009 were granted at an exercise price per share equal to the closing market price of our common stock on the date of grant. Therefore, there is no intrinsic value because the exercise price per share of each option was equal to the fair value of the common stock on the date of grant.

The aggregate intrinsic value of all stock options outstanding at September 30, 2009 is $15.9 million, based on the fair market value of the common stock at September 30, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Codification Statement (“ASC”) 825-10 (formerly FSP FAS 107-1 and APB 28-1), “Financial Instruments, Fair Value Option.” ASC 825-10 amends prior guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The pronouncement also requires those disclosures in summarized financial information at interim reporting periods. ASC 825-10 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. ASC 825-10 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, comparative reporting at initial adoption is required. The adoption did not have a material effect on the determination or reporting of our financial results.

In April 2009, the FASB issued ASC 320-10 (formerly FSP FAS 115-2 and FAS 124-2), “Investments - Debt and Equity Securities.” ASC 320-10 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. ASC 320-10 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The effective date is for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Disclosures for earlier periods presented for comparative purposes at initial adoption are not required. In periods after initial adoption, comparative disclosures are required only for periods ending after initial adoption. The adoption did not have a material effect on the determination or reporting of our financial results.

In April 2009, the FASB issued ASC 820-10 (formerly FSP FAS 157-4), “Fair Value Measurements and Disclosure.” ASC 820-10 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The pronouncement also includes guidance on identifying circumstances that indicate a transaction is not orderly. The effective date is for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Disclosures for earlier periods presented for comparative purposes at initial adoption are not required. In periods after initial adoption, comparative disclosures only for periods ending after initial adoption are required. The adoption did not have a material effect on the determination or reporting of our financial results.

Effective January 1, 2009, we implemented Topic 820 -10 (formerly SFAS No. 157), “Fair Value Measurements and Disclosures,” for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis. See Note 4 for disclosures associated with adoption of this standard. The adoption of Topic 820-10 had no impact on our accounting for nonfinancial assets and liabilities.

In May 2009, the FASB issued ASC 855-10 (formerly SFAS No. 165), “Subsequent Events.” ASC 855-10 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The pronouncement is effective with interim and annual financial periods ending after June 15, 2009. We adopted ASC 855-10 at the beginning of our 2009 third quarter. The adoption did not have a significant impact on the subsequent events that we report, either through recognition or disclosure, in our consolidated financial statements.

In June 2009, the FASB issued ASC 105-10 (formerly SFAS 168), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. ASC 105-10 will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernment entities. It also modifies the GAAP hierarchy to include only two levels of GAAP; authoritative and non-authoritative. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted ASC 105-10 for the 2009 third quarter reporting. The adoption did not have a significant impact on the reporting of our financial position, results of operations or cash flows.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2009, there have been no material changes in the off-balance sheet arrangements disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Interest rate risk. We do not have any long-term borrowings. Our investments consist of cash, cash equivalents, commercial paper, corporate, state and local bonds, US treasury securities and auction-rate securities. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Management’s evaluation of disclosure controls and procedures

Based on evaluations at September 30, 2009, our chief executive officer and chief financial officer, with the participation of the management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our certifying officers have concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The net offering proceeds to us after deducting expenses totaled approximately $81.0 million. As of September 30, 2009, we had used approximately $7.6 million of the net proceeds to repay borrowings outstanding under the revolving line of credit financing agreement with Hercules Technology Growth Capital, Inc. and to pay related fees and expenses. We also have used $5.7 million to repurchase shares of our common stock, $2.0 million to purchase Series D-1 preferred shares of Peregrine Semiconductor Corp. (one of our customers) and $21.9 million on capital expenditures and $2.9 million for working capital and general corporate purposes. We intend to use the remaining $40.9 million of the net proceeds for our production capacity expansion project, working capital and other general corporate purposes.

Issuer Purchases of Equity Securities

In November 2008, we announced a repurchase plan approved by our Board of Directors authorizing the purchase of up to $15.0 million of our outstanding common stock over a period of two years. The stock repurchase program authorizes the Company to purchase shares of our common stock in the open market at times and prices considered appropriate by the Company depending upon prevailing market conditions and other corporate considerations. There was no stock repurchased for the three months ended September 30, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits filed or incorporated by reference as a part of this report are listed in the Index to Exhibits which appears following the signature page to this Quarterly Report on Form 10-Q and is incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 6, 2009.

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