Form 10-K
period 2009-12-31
Rubicon Technology, Inc.
filed 2010-03-01
CIK 1410172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark one)

☑	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2009 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-33834

RUBICON TECHNOLOGY, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-4419301
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9931 Franklin Avenue Franklin Park, Illinois	60131
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (847) 295-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.001 per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☑    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2009, there were 12,468,378 shares of common stock outstanding held by nonaffiliates of the registrant, and the aggregate market value of the common stock (based upon the closing price of these shares on the NASDAQ Global Market) was approximately $178,048,438.

The number of shares of the registrant’s common stock outstanding as of the close of business on February 26, 2010 was 20,241,150.

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

We are a vertically integrated manufacturer of high-quality sapphire substrates and optical windows that are used in a variety of high-growth, high-volume end-market applications. Our largest product line is two to four inch sapphire cores and wafers for use in LEDs and blue laser diodes for solid state lighting and electronic applications. In addition, we sell six inch sapphire wafers that are used for Silicon-on-Sapphire (“SOS”) RFICs, as well as products for military, aerospace, sensor and other applications. We have also extended our technology, which gives us the ability to produce cores and wafers of up to twelve inches in diameter to support next generation LED and RFIC production. We believe that LED and SOS RFIC production will follow a similar path to that of production of integrated circuits on silicon substrates, which gradually migrated to production on larger and larger substrates in order to reduce manufacturing costs. We feel that our ability to produce large diameter sapphire substrates in high volume will enable the continued advancement of the LED and RFIC markets by enabling our customers to reduce costs. We currently sell six and eight inch wafers to LED chip manufacturers for their research and development efforts toward moving production on to these larger diameter substrates. We have also developed the ability to produce large diameter circular and rectangular sapphire windows for use in various optical window applications.

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

LED applications

Advancements in solid state lighting utilizing HB white, blue and green LEDs over the past decade represent a disruptive technology in the lighting industry, providing significant performance, environmental and economic improvements compared to traditional incandescent or fluorescent lighting. For example, traditional incandescent lamps are inefficient and costly, emitting over 90% of consumed power as heat and lasting only 1,500 to 2,000 hours. Fluorescent lamps produce light by passing electricity through toxic mercury vapor, which creates an environmental disposal problem. LEDs do not contain mercury or lead and are 4.0 to 6.6 times as efficient as traditional incandescent lamps, while providing 35,000 to 50,000 hours of light. These factors, along with their durability, small form factor, excellent color performance, and decreasing costs, have led to growing demand for LEDs in applications such as small displays for mobile devices, flashes for digital cameras, backlighting units (“BLUs”) for displays used in notebook computers, desktop monitors, LCD televisions, public display signs, automotive lights, traffic signals, and general and specialty lighting. Applications using LEDs have unit volumes in the billions and are expected to grow significantly over the next several years. The majority of HB LEDs are produced on sapphire substrates. Therefore, as the HB LED market grows, we believe the sapphire substrate market will grow as well.

Mobile devices. LEDs are used in color displays for mobile phones and other portable electronics such as GPS systems, MP3 players and digital camera flashes. LEDs are well-suited for mobile devices due to their low current drain which extends battery life and durability while generating less heat. For these reasons, the vast majority of mobile devices utilize LED lighting.

LED backlighting units for large displays. LED BLUs are beginning to replace conventional fluorescent BLUs in LCD flat panel televisions, notebook computers and desktop monitors. Benefits of LED BLUs in these applications are reduced power consumption/extended battery life, thinner displays, quicker response time and better color rendition. Displays made with LED BLUs also have no toxic materials, which help electronics manufacturers to comply with environmental regulations. According to DisplaySearch, a market research firm, LED BLUs will surpass traditional backlighting sources in large display panels in 2011, and achieve a 74% penetration in 2013.

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

Commercial signage/displays. LEDs are becoming more widely used as light sources on large signs, LED displays, and outdoor displays, such as jumbo screens used in sporting arenas and electronic billboard displays.

General Illumination. LEDs are increasingly being used for replacement lamps, architectural lighting, retail displays commercial and industrial lights, residential lighting, street lights and off grid lighting for developing countries. General illumination is expected to be one of the fastest growing applications for HB LEDs.

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

Proprietary technology for crystal growth

We refer to the proprietary technology, equipment and processes we use in the production of our sapphire crystals as “ES2,” which stands for “evolving science, evolving solutions.” Due to our understanding of sapphire crystal growth seeding and crystal growth furnace operational parameters, we have developed a full in-house capability to design, build and maintain ES2 crystal growth furnaces with proprietary features. Our ES2 technology enables us to maintain a highly scalable, efficient operation and to produce large diameter sapphire wafers that we believe exceed the quality of any other sapphire producer today. Our competitors primarily employ the Kyropoulos, Czochralski (“CZ”) or Edge-defined Film-fed Growth (“EFG”) method to grow sapphire crystals. We believe that our ES2 technology, which employs an enhanced Kyropoulos methodology, significantly outperforms other methods of sapphire production with respect to capital costs, operating costs, throughput, quality and diameter size. Using our ES2 technology, we currently have the capability to produce sapphire products with diameters of up to eight inches in production volumes and we have developed the capability to produce larger diameter sapphire products.

High quality sapphire products

We believe our sapphire crystal wafers are best-in-class in terms of quality. Our quality advantage is exhibited by our ability to produce crystals without defects as grain boundaries, with low density of dislocations (10-100 per square centimeter) which is significantly better than the industry standard range. According to Sapphire Material, Manufacturing, Applications by E. Dobrovinskaya, L. Lytvynov and V. Pishchik (Springer 2009), sapphire grown using other methods have grain boundaries with different angles of disorientation, and significantly larger density of dislocations (5,000-100,000 per square centimeter). Our sapphire also has ultra high (99.999%) purity levels. Our high purity sapphire helps our customers realize high yields in their processing. In addition, because of the high purity of our products, our customers have the ability to utilize our sapphire for optical applications requiring high transmission in the ultraviolet through mid-infrared spectral ranges. Through our operational expertise in crystal growth, post-growth processing and in-process manufacturing controls of sapphire wafer production, we are able to meet or exceed our customers’ key product specifications, such as crystalline quality, dimensional tolerances and crystal orientation, while maintaining high production yields.

Vertical integration

We possess critical know-how and proprietary processes and metrology for crystal growth and sapphire processing. We grow sapphire crystals and have extensive capabilities to process sapphire into products that meet our customers’ needs from cores to wafers and window blanks to large diameter epi-polished wafers. In the areas of fabrication and slicing, we employ high volume manufacturing techniques and utilize customized tooling and metrology to hold very tight dimensional and orientation tolerances for sapphire cores and wafers. We also have high precision lapping, edge bevel grinding and annealing capabilities for as-ground wafers and window blanks. We have proprietary six and eight inch polishing and ultra-cleaning equipment and processes for SOS RFIC and other applications that demand larger-diameter epi-polished wafers. By vertically integrating our processes, we are able to achieve significant operating efficiencies and produce high-quality, high-precision products that offer cost and quality benefits to our customers. This vertical integration also helps us expand our range of products and protect our technology and manufacturing trade secrets.

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

STRATEGY

Our goal is to be the leading global provider of advanced monocrystalline substrate and window materials to the solid state lighting, SOS RFIC, aerospace and optical markets. We currently occupy a leading position among sapphire producers worldwide in market volume for two through eight inch sapphire products for LEDs. A key element of our strategy is to increase the proportion of our shipments of four and six inch diameter products. The time elapsed from our beginning product development to shipping commercial volumes in the six inch sapphire substrate market was less than one year. As a result, we now have significant market share in the six inch SOS RFIC sapphire substrate market. In 2008, we developed the capability to produce eight inch diameter products in commercial volumes. While there currently is little demand for eight inch substrates, we believe this product will play an important role in future generation LED and SOS products. We have provided eight inch wafers for research and development purposes to both the LED and SOS industry and believe we will begin shipping commercial volumes of eight inch diameter product in the first half of 2011.

Our strategy includes the following key elements:

Extend our technology and manufacturing leadership position

We believe our specialized manufacturing processes and proprietary technology and trade secrets provide us with significant competitive advantages. We have designed and developed product, equipment and process technology platforms from which we can rapidly increase capacity and stay flexible to meet our customers’ needs. At each phase of our manufacturing process, we have developed and standardized automated equipment that employs similar processes to produce a full range of products. For example, most of our furnaces can grow sapphire crystals of the same size in various orientations to produce two through six inch wafers and cores. This reduces our operating costs and significantly improves our product development cycles. In 2008, we developed the capability to produce larger sapphire crystals from which we have the ability to produce eight inch cores and wafers as well as larger diameter optical material. In 2009, we further extended our technology and now have the ability to produce up to twelve inch cores and wafers and produce even larger diameter optical material. We intend to continue to develop advanced technology platforms to further increase the size of crystals produced and offer market-leading product specifications, while maintaining product quality and manufacturing efficiencies.

Capitalize on opportunities in high-growth markets

Our sapphire products are used in multiple applications in the high-growth LED and SOS RFIC markets. We also participate in optical market segments where sapphire and fluoride materials are being adopted rapidly in new applications. We intend to continue to expand our opportunities by adding new categories and sizes of products with the goal of providing our customers in multiple high-growth end markets with a robust set of sapphire solutions. For example, one of the largest market segment opportunities is likely to come from the solid state lighting market, which will require higher brightness, lower-cost white LEDs that require larger-size LED chips. Larger LED chips are increasingly being manufactured in volume on four inch sapphire wafers. Our process to manufacture large diameter, high quality sapphire wafers is well-suited to this market and we believe our processes will help enable its growth. We already produce high volumes of four and six inch sapphire products and we continue to add large diameter sapphire production capacity in anticipation of market growth, as evidenced by the addition of eight inch diameter capabilities in 2008 and twelve inch diameter capabilities in 2009. We expect that next-generation LEDs and SOS RFICs will be produced on six inch and larger sapphire wafers to further drive cost efficiencies.

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

Our research and development (“R&D”) activity plays a vital role in supporting our technology, product and revenue roadmaps. In 2009, 2008 and 2007, our R&D expenses totaled $801,000, $862,000 and $769,000, respectively. Our R&D is focused on three key areas: large diameter sapphire growth and fabrication; higher precision sapphire processing; and new crystal development. Our technical staff possesses deep and broad expertise in materials science and engineering. We also develop and utilize sophisticated metrology equipment to perform material and process characterization.

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

Core

Our core product line consists of our sapphire cores drilled from sapphire boules with high-precision, and is available in two, three, four, six and eight inch diameters and in various lengths and orientations. In 2009, 2008 and 2007, sales of core accounted for 66%, 37% and 39% of our revenue.

As-cut

Our as-cut product line consists of sapphire cores sliced using a wire saw machine. We believe we are able to offer our customers one of the highest-precision cut sapphire wafers in the market. This is especially important to customers who require precise orientation planes for applications such as LEDs, SOS, RFICs and blue laser diodes. In 2009, sales of as-cut wafers accounted for less than 15% of our revenue. In 2008 and 2007, sales of as-cut wafers accounted for 24% and 26% of our revenue.

As-ground

Our as-ground product line consists of cut sapphire wafers that undergo a double-sided lapping and edge grinding process. The lapping process ensures that the surface of the wafer is flat and smooth and has a high degree of parallelism. The grinding process bevels the edges of the wafers, making them more durable and less susceptible to chipping and cracking. In 2009, 2008 and 2007, sales of as-cut wafers accounted for less than 15% of our revenue.

Polished

Our polished product line consists of finely polished, ultra-clean, six and eight inch sapphire wafers. Our polished wafers undergo two polishing phases including both a mechanical and a chemical mechanical planarization phase. We believe we are currently one of very few firms offering six and eight inch, high-quality R-plane polished wafers. In 2009, sales of polished wafers accounted for less than 15% of our revenue. In 2008 and 2007, sales of polished wafers accounted for 24% and 15% of our revenue. During 2009, our key customer for R-plane polished substrates had supply chain management challenges and also experienced decreased demand due to the global recession. As a result, our orders for R-plane polished wafers declined in 2009 compared to 2008.

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

CUSTOMERS

Our principal customers are wafer polishing companies and semiconductor device manufacturers. A significant portion of our sales have been to relatively few customers. In 2009, our top three customers accounted for 48% of our revenue. In 2008, our top four customers accounted for approximately 68% of our revenue and, in 2007, our top three customers accounted for approximately 62% of our revenue. Although we are attempting to diversify and expand our customer base, we expect our sales to continue to be concentrated among a small number of customers. However, we also expect that our significant customers may change from time to time. In the year ended December 31, 2009, sales to Crystalwise Technology, Inc., Tera Xtal Technology Corp., and Iljin Display Co, Ltd. represented approximately 20%, 17% and 11% of our revenues, respectively. In the year ended December 31, 2008, sales to Peregrine Semiconductor Corp., Shinkosha Co. Ltd., Crystalwise Technology, Inc., and a fourth customer represented approximately 29%, 17%, 12% and 10% of our revenues, respectively. In 2007, sales to Crystalwise, Shinkosha and Peregrine represented approximately 26%, 21% and 15% of our revenues, respectively. No other customer accounted for 10% or more of our revenues during those periods.

In the year ended December 31, 2009, 72% of our sales were made to customers in Asia, 25% of our sales were made to customers in North America and 3% of our sales were made to customers in Europe. In the year ended December 31, 2008, 53% of our sales were made to customers in Asia, 44% of our sales were made to customers in North America and 3% of sales were made to customers in Europe. In the year ended December 31, 2007, 72% of our sales were made to customers in Asia, 26% of our sales were made to customers in North America and 2% of sales were made to customers in Europe. Since average selling prices for our products are still rebounding from pricing decreases experienced during the recession, we have chosen to limit our customer supply agreements to a short period of time, typically 90 days. Therefore, fluctuations in demand could cause our quarterly revenue to vary significantly. Our standard arrangement with all customers includes 30 day payment terms.

INTELLECTUAL PROPERTY

Our ability to compete successfully depends upon our ability to protect our proprietary technologies and other confidential information. We rely primarily upon a combination of trade secret laws and non-disclosure agreements with employees, customers and potential customers to protect our intellectual property. We have three pending patent applications with the US Patent and Trademark Office covering aspects of our core production, wafer grinding and lapping technologies. However, we believe that factors such as the technological and innovative abilities of our personnel, the success of our ongoing product development efforts and our efforts to maintain trade secret protection are more important than patents in maintaining our competitive position. We pursue the registration of certain of our trademarks in the US and currently have seven registered trademarks and one trademark application pending.

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

EMPLOYEES

As of December 31, 2009, we had 138 full-time employees. Of these 138 employees, 122 work in technology and operations. None of our employees is represented by a labor union. We consider our employee relations to be good. We believe that our future success will depend on our continued ability to attract, hire and retain qualified personnel.

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

We have incurred significant losses in prior periods. In 2009, we incurred a net loss of $9.6 million, and, as of December 31, 2009, we had an accumulated deficit of $158.9 million. While we had net income of $4.4 million in 2008, we incurred a loss of $1.7 million in the fourth quarter of 2008. In 2007 and 2006, we incurred net losses of $2.9 million and $7.6 million, respectively. There can be no assurance that we will have sufficient revenue growth to offset expenses or to achieve profitability in future periods.

Our results of operations, financial condition and business will be harmed if we are unable to effectively match our capacity with customer demand.

The global economic crisis resulted in weak demand for LED and SOS products in late 2008 and most of 2009, causing a significant reduction in orders for our sapphire substrates. As a result, our manufacturing facilities were underutilized, which negatively impacted our gross margins. While demand has increased significantly in recent months and most of our manufacturing facilities are currently utilized, there can be no assurance that such sudden market changes will not occur again in the future adversely affecting our profitability.

Demand for our products has resumed in recent periods requiring expansion of our production capacity. Our capacity expansion involves significant risks, including the availability of capital equipment and the timing of its installation, availability and timing of required electric power, management of expansion costs, timing of production ramp, qualification of our new equipment and demands on management’s time. If our business does not grow fast enough to utilize this new capacity effectively, our business and financial results could be adversely affected. Conversely, delays in expanding our manufacturing capacity could impact our ability to meet future demand for our products. As a result, we might not be able to fulfill customer orders in a timely manner, which could adversely affect our customer relationships and operating results. Moreover, our efforts to increase our production capacity may not succeed in enabling us to manufacture the required quantities of our products in a timely manner or at the gross margins that we achieved in the past. There can be no assurance that we will be able to successfully reach our production, timing and cost goals for our expansion.

If LED lighting does not achieve greater market acceptance, or if alternative technologies are developed and gain market traction, prospects for our growth and profitability would be limited.

Our future success depends on increased market acceptance of LED lighting. Approximately 77% and 62% of our revenue during 2009 and 2008, respectively, was from sales of our products for use in the manufacture of LED products. Potential customers for LED lighting systems may be reluctant to adopt LED lighting as an alternative to traditional lighting technology because of its higher initial cost and relatively low light output per unit in comparison with the most powerful traditional lighting devices. In addition, our potential customers may have substantial investments and know-how related to their existing lighting technologies, and may perceive risks relating to the novelty, complexity, reliability, quality, usefulness and cost-effectiveness of LED products compared to other lighting sources available in the market. If acceptance of LED lighting does not increase significantly, then opportunities to increase our revenues and operate profitably would be limited.

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

We do not design or manufacture LEDs. Our ability to expand into new applications in the LED market depends on continued advancement in the design and manufacture of LEDs by others. The LED industry has been characterized by a rapid rate of development of new technologies and manufacturing processes, rapid changes in customer requirements, frequent product introductions and ongoing demands for greater functionality. Our future success will depend on our ability to develop new products for use in LED applications and to adjust our product specifications, such as our previous development of larger diameter wafers, in response to these developments in a timely manner. If our development efforts are not successful or are delayed, or if our newly developed products do not achieve market acceptance, we may be unable to attract or retain customers and our operating results could be harmed. In addition, although sapphire is currently the preferred substrate material for HB white, blue and green LED applications, we cannot assure you that the LED market will continue to demand the performance attributes of sapphire. Silicon carbide is another substrate material currently used for certain LED applications, including some that also use sapphire substrates. Other substrates being investigated and used in research and development for certain LED applications are aluminum nitride, zinc oxide and bulk gallium nitride. Research is also ongoing for the use of silicon substrates in LED applications. If sapphire is displaced as the substrate of choice for certain LED applications, our financial condition and results of operations would be materially and adversely affected unless we were able to successfully offer the competing substrate material.

Our continuing efforts to enhance our current products and to develop new products involve several risks, including:

•	our ability to anticipate and respond in a timely manner to changes in customer requirements;

•	the possibility that sapphire may in the future be replaced as a preferred substrate in certain LED applications;

•	the significant research and development investment that we may be required to make before market acceptance of a particular new or enhanced product;

•	the possibility that the LED industry may not accept our new or enhanced products after we have invested a significant amount of resources in development; and

•	competition from new technologies, processes and products introduced by our current and/or future competitors.

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

The average selling prices of sapphire products have historically been volatile.

Historically, our industry has experienced volatility in product demand and pricing. Changes in average selling prices of our products as a result of competitive pricing pressures, increased sales discounts and new product introductions by our competitors could have a significant impact on our profitability. Although we attempt to optimize our product mix, introduce new products, reduce manufacturing costs and pass along certain increases in costs to our customers in order to lessen the effect of decreases in selling prices, we may not be able to successfully do so in a timely manner and our results of operations and business may be harmed.

We depend on a few customers for a major portion of our sales and our results of operations would be adversely impacted if they reduced their order volumes.

Historically, we have earned, and believe that in the future we will continue to earn, a substantial portion of our revenue from a small number of customers. In 2009, three customers each accounted for 10% or more of our revenues. In 2008, four customers each accounted for 10% or more of our revenues. In 2009, sales to Crystalwise Technology, Inc., Tera Xtal Technology Corp., and Iljin Display Co, Ltd. represented approximately 20%, 17% and 11% of our revenues, respectively. In 2008, sales to Peregrine Semiconductor Corp., Shinkosha Co. Ltd., Crystalwise Technology, Inc., and a fourth customer represented approximately 29%, 17%, 12% and 10% of our revenues, respectively. If we were to lose one of our major customers or have a major customer significantly reduce its volume of business with us, our revenues and profitability would be materially reduced unless we are able to replace such demand with other orders promptly. We expect to continue to be dependent on our significant customers, the number and identity of which may change from period to period.

We generally sell our products on the basis of purchase orders. Delays in product orders could cause our quarterly revenue to vary significantly. A number of factors could cause our customers to cancel or defer orders, including interruptions to their operations due to a downturn in their industries, natural disasters, delays in manufacturing their own product offerings into which our products are incorporated, securing other sources for the products that we manufacture or developing such products internally.

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

Our existing manufacturing facilities are covered under an agreement that locks our electricity prices in at current levels through December 31, 2011. Electricity prices could increase due to overall changes to the price of energy due to conditions in the Middle East, natural gas shortages in the US and other economic conditions and uncertainties regarding the outcome and implications of such events. Once our current agreement expires, if electricity prices increase significantly, we may not be able to pass these price increases through to our customers on a timely basis, if at all, which could adversely affect our gross margins and results of operations. In addition, there can be no guarantee that the electricity rates that we negotiate for our new manufacturing facilities will be comparable in cost to our existing agreement.

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

Our revenues and operating results have fluctuated in the past and are likely to fluctuate in the future. These fluctuations are due to a number of factors, many of which are beyond our control. These factors include, among others:

•	timing of orders from and shipments to major customers;

•	the gain or loss of significant customers;

•	fluctuations in gross margins as a result of changes in capacity utilization, product mix or other factors;

•	market acceptance of our products and our customers’ products;

•	our ability to develop, introduce and market new products and technologies on a timely basis;

•	the need to pay higher labor costs as we continue to grow;

•	announcements of technological innovations, new products or upgrades to existing products by us or our competitors;

•	competitive market conditions, including pricing actions by our competitors and our customers’ competitors;

•	developments in trade secrets, patent or other proprietary rights by us or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

•	interruption of operations at our manufacturing facilities or the facilities of our suppliers;

•	the level and timing of capital spending of our customers;

•	additions or departures of key personnel;

•	potential seasonal fluctuations in our customers’ business activities; and

•	natural disasters, such as floods, hurricanes and earthquakes, as well as interruptions in power supply resulting from such events or due to other causes.

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

If we are not able to defend the trade secret or patent protection positions of our products and technologies, then we may not be able to successfully compete with competitors developing or marketing competing products and we may not generate enough revenue from product sales to justify the cost of development of our products and to achieve or maintain profitability.

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

Other companies might allege that we are infringing certain of their patents or other rights. If we are unable to resolve these matters satisfactorily, or to obtain licenses on acceptable terms, we may face litigation. Any litigation to enforce patents issued to us, to protect trade secrets or know-how possessed by us or to defend us or indemnify others against claimed infringement of the rights of others could have a material adverse effect on our financial condition and operating results. Regardless of the validity or successful outcome of any such intellectual property claims, we may need to expend significant time and expense to protect our intellectual property rights or to defend against claims of infringement by third parties, which could have a material adverse effect on us. If we lose any such litigation where we are alleged to infringe the rights of others, we may be required to:

•	pay substantial damages;

•	seek licenses from others or;

•	change, or stop manufacturing or selling, some or all of our products.

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

We would be at a competitive disadvantage if our competitors bring their products to market earlier, if their products are more technologically capable than ours, or if any of our competitors’ products or technologies were to become preferred in the industry. Moreover, we cannot assure you that existing or potential customers will not develop their own products, or acquire companies with products that are competitive with our products. Any of these competitive threats could have a material adverse effect on our business, operating results or financial condition.

We are subject to risks from international sales that may harm our operating results.

In 2009 and 2008, revenue from international sales was approximately 75% and 56%, respectively, of our total revenue. We expect that revenue from international sales will continue to constitute a significant portion of our total revenue for the foreseeable future. Our international sales are subject to a variety of risks, including risks arising from:

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

Our future success is dependent on the continued services and continuing contributions of our senior management who must work together effectively in order to design our products, expand our business, increase our revenues and improve our operating results. The loss of services of senior management, particularly Raja M. Parvez, our president and chief executive officer, and William F. Weissman, our chief financial officer, could significantly delay or prevent the achievement of our development and strategic objectives. In addition, key personnel may be distracted by activities unrelated to our business. The loss of the services, or distraction, of our senior management for any reason could adversely affect our business, operating results and financial condition.

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

In our manufacturing process, we use water, oils, slurries, acids, adhesives and other industrial chemicals. We are subject to a variety of foreign, federal, state and local laws and regulations governing the protection of the environment. These environmental laws and regulations include those relating to the use, storage, handling, discharge, emission, disposal and reporting of toxic, volatile or otherwise hazardous materials used in our manufacturing processes. These materials may have been or could be released into the environment at properties currently or previously operated by us, at other locations during the transport of the materials, or at properties to which we send substances for treatment or disposal. If we were to violate or become liable under environmental laws and regulations or become non-compliant with permits required at some of our facilities, we could be held financially responsible and incur substantial costs, including investigation and cleanup costs, fines and civil or criminal sanctions, third-party property damages or personal injury claims. In addition, new laws and regulations or stricter enforcement of existing laws and regulations could give rise to additional compliance costs and liabilities.

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

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

The price of our common stock has fluctuated substantially and may continue to do so.

Our common stock has only been publicly traded since November 16, 2007, and the trading price of our common stock has fluctuated substantially. From our initial public offering through February 26, 2010, the trading price of our common stock has ranged from a low of $2.50 to a high of $34.94.

Factors related to our company and our business, as well as broad market and industry factors, may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuations in our stock price include, among other things:

•	changes in market valuations of other companies in our industry;

•	changes in financial guidance or estimates by us, by investors or by any financial analysts who might cover our stock or our industry;

•	our ability to meet the performance expectations of financial analysts or investors;

•	announcements by us or our competitors of significant products, contracts, acquisitions or strategic partnerships;

•	general market and economic conditions; and

•	the size of the public float of our stock.

Fluctuations caused by factors such as these may negatively affect the market price of our common stock. In addition, the other risks described elsewhere in this prospectus could adversely affect our stock price.

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

Our executive officers and directors and their affiliates together own more than 28% of our outstanding capital stock and voting power. For the foreseeable future, they will have significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets. Their ownership may limit your ability to influence corporate matters and, as a result, the market price of our common stock could be adversely affected.

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

Our executive, research and development and manufacturing functions are located on property that we lease in Franklin Park, Illinois and Bensenville, Illinois. These facilities total approximately 102,600 square feet in seven buildings, which includes 30,000 square feet in our Bensenville, Illinois facility, which was opened in January 2008. The leases for these facilities terminate from July 2010 through August 2015. We do not expect that the termination of the lease in July 2010 will have an impact on our business. In the fourth quarter 2008 and throughout 2009, the worldwide economic recession impacted our business resulting in underutilization of our facilities. During the fourth quarter 2009, our crystal growth and fabrication operations returned to full utilization. We expect during 2010 the remaining operations to return to full utilization. We are currently building a 65,000 square foot facility in Penang, Malaysia which will process sapphire grown by us in our Illinois facilities into finished cores and wafers. We anticipate this facility to begin operations in the fall of 2010. We also plan to acquire a 135,000 square foot building in Illinois in 2010 to expand our crystal growth operations. We anticipate this facility beginning operations in the winter of 2010. We believe that our current facilities, together with our planned expansion, are sufficient to meet our current and expected needs.

ITEM 3.	LEGAL PROCEEDINGS

From time to time we may be named in claims arising in the ordinary course of business. Currently, there are no legal proceedings or claims pending against us or involving us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business or financial condition.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

Our common stock began trading on the NASDAQ Global Market under the symbol “RBCN” on November 16, 2007. As of February 26, 2010, our common stock was held by approximately 32 stockholders of record and there were 20,241,150 shares of our common stock outstanding. Because many shares of our common stock are held by brokers and institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders. The closing sales price of our common stock on February 26, 2010 was $15.70 per share as reported by the NASDAQ Global Market. The following table sets forth the high and low sales prices for our common stock as reported on the NASDAQ Global Market for the periods indicated:

	High	Low
Fiscal year ended December 31, 2007
Fourth Quarter (beginning November 16, 2007)	$25.75	$14.00

	High	Low
Fiscal year ended December 31, 2008
First Quarter	$34.94	$19.76
Second Quarter	$30.50	$18.65
Third Quarter	$20.33	$6.50
Fourth Quarter	$8.47	$2.50

	High	Low
Fiscal year ended December 31, 2009
First Quarter	$7.59	$3.12
Second Quarter	$16.86	$5.10
Third Quarter	$17.51	$8.70
Fourth Quarter	$22.00	$12.65

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain future earnings to finance the growth and development of our business, and we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock during the period from November 16, 2007 (the first trading day following our initial public offering) through December 31, 2009, with the cumulative total returns of the NASDAQ Composite Index and the RDG Technology Composite Index. The graph assumes that the value of the investment in our common stock and in each of the indices (including reinvestment of dividends) was $100 on November 16, 2007.

	11/16/07	12/31/07	3/31/08	6/30/08	9/30/08	12/31/08	3/31/09	6/30/09	9/30/09	12/31/09
Rubicon Technology, Inc.	100.00	135.71	165.60	116.11	41.26	24.34	30.34	81.60	84.80	116.06
NASDAQ Composite	100.00	92.70	79.30	80.02	71.48	54.79	53.10	63.77	73.84	79.14
RDG Technology Composite	100.00	93.34	78.88	81.44	71.37	52.72	54.52	65.92	77.20	85.04

The stock price performance reflected in this graph is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

Our Registration Statement on Form S-1 (333-145880) covering the initial public offering of our shares of common stock was declared effective by the SEC on November 15, 2007.

The net offering proceeds to us after deducting expenses totaled approximately $81.0 million. As of December 31, 2009, we had used approximately $7.6 million of the net proceeds to repay borrowings outstanding under the revolving line of credit financing agreement with Hercules Technology Growth Capital, Inc. and to pay related fees and expenses. We also have used $5.7 million to repurchase shares of our common stock, $2.0 million to purchase Series D-1 preferred shares of Peregrine Semiconductor Corp. (one of our customers) and $24.2 million on capital expenditures and $1.8 million for working capital and general corporate purposes. We intend to use the remaining $39.7 million of the net proceeds for our production capacity expansion project, working capital and other general corporate purposes.

Issuer Purchases of Equity Securities

In November 2008, we announced a repurchase plan approved by our Board of Directors authorizing the purchase of up to $15 million of our outstanding common stock over a period of two years. The stock repurchase program authorizes the Company to purchase shares of our common stock in the open market at times and prices considered appropriate by the Company depending upon prevailing market conditions and other corporate considerations. There was no stock repurchased for the three months ended December 31, 2009.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere herein. The consolidated balance sheet data as of December 31, 2009 and 2008 and the consolidated statements of operations data for the years ended December 31, 2009, 2008 and 2007 are derived from our audited consolidated financial statements included elsewhere herein, which have been prepared in accordance with generally accepted accounting principles in the US. The consolidated balance sheet data as of December 31, 2007, 2006 and 2005 and the consolidated statements of operations data for the years ended December 31, 2006 and 2005 have been derived from our audited consolidated financial statements, which are not included in this Form 10-K.

SELECTED CONSOLIDATED FINANCIAL DATA

	Year ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, other than share and per share data)
Consolidated statements of operations data:
Revenue	$19,808	$37,838	$34,110	$20,752	$16,315
Cost of goods sold	23,427	25,746	22,045	18,885	18,508

Gross profit (loss)	(3,619)	12,092	12,065	1,867	(2,193)
Operating expenses:
General and administrative	4,811	6,691	6,157	3,298	4,688
Sales and marketing	1,137	968	675	1,062	1,266
Research and development	801	862	769	679	861
Asset impairment	—	—	—	933	—
Loss on disposal of assets	—	1,215	139	42	383

Total operating expenses	6,749	9,736	7,740	6,014	7,198

Income (loss) from operations	(10,368)	2,356	4,325	(4,147)	(9,391)
Other income (expense), net	738	2,003	(7,104)	(3,272)	(2,735)

Income (loss) before income taxes and cumulative effect of change in accounting principle	(9,630)	4,359	(2,779)	(7,419)	(12,126)
Income taxes	—	(4)	(75)	—	—

Income (loss) before cumulative effect of change in accounting principle	(9,630)	4,355	(2,854)	(7,419)	(12,126)
Cumulative effect of change in accounting principle(1)	—	—	—	(221)	—

Net income (loss)	(9,630)	4,355	(2,854)	(7,640)	(12,126)
Dividends on preferred stock	—	—	(5,625)	(5,563)	(3,924)
Accretion of redeemable preferred stock	—	—	(59,934)	(23,416)	4,404

Net income (loss) attributable to common stockholders	$(9,630)	$4,355	$(68,413)	$(36,619)	$(11,646)

Net income (loss) per common share attributable to common stockholders
Basic	$(0.48)	$0.21	$(27.22)	$(146.57)	$(47.52)
Diluted	$(0.48)	$0.19	$(27.22)	$(146.57)	$(47.52)

Shares used in computing net income (loss) per common share attributable to common stockholders
Basic	20,117,543	20,892,040	2,513,487	249,843	245,073
Diluted	20,117,543	21,920,861	2,513,487	249,843	245,073

(1)	On January 1, 2006 the Company adopted FSP150-5 “Issuer’s Accounting under FASB Statement No. 150 For Freestanding Warrants and Other Similar Investments in Shares that are Redeemable” and recorded approximately $221,000 as a cumulative effect of change in accounting principle.

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$3,860	$7,629	$4,380	$3,638	$1,466
Working capital	55,846	56,360	76,179	(388)	3,600
Total assets	101,186	112,345	111,411	29,020	28,885
Convertible preferred stock warrant liability	—	—	—	3,773	—
Long-term debt and capital lease obligations, less current portion	—	—	—	2,628	4,741
Redeemable convertible preferred stock	—	—	—	93,897	59,365
Total stockholders’ equity (deficit)	97,440	108,393	105,682	(77,593)	(39,573)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We are an advanced electronic materials provider that develops, manufactures and sells monocrystalline sapphire and other innovative crystalline products for LEDs, RFICs, blue laser diodes, optoelectronics and other optical applications. The emergence of sapphire in commercial volumes at competitive prices has enabled the development of new technologies such as HB white, blue and green LEDs and highly-integrated RFICs. We apply our proprietary crystal growth technology to produce high-quality sapphire products efficiently to supply our end-markets, and we work closely with our customers to meet their quality and delivery needs.

We are a vertically integrated manufacturer of high-quality sapphire substrates and optical windows that are used in a variety of high-growth, high-volume end-market applications. Our largest product line is two to four inch sapphire cores and wafers for use in LEDs and blue laser diodes for solid state lighting and electronic applications. In addition, we sell six inch sapphire wafers that are used for SOS RFICs, as well as products for military, aerospace, sensor and other applications. We have also extended our technology, which gives us the ability to produce cores and wafers of up to twelve inches in diameter to support next-generation LED and SOS RFIC production. We currently sell six and eight inch wafers to LED chip manufacturers for their research and development efforts toward moving production on to these larger diameter substrates. We have also developed the ability to produce large diameter circular and rectangular sapphire windows for use in various optical window applications.

Our revenue in the fourth quarter of 2008 and through most of 2009 was significantly impacted by the global recession. Much of the sapphire we sell into the marketplace goes into LED lighting for consumer electronics. Consumer spending on these products declined during the recession, which decreased demand for our products. Toward the end of 2009, demand for sapphire began to strengthen as consumers resumed spending on consumer electronics, driven, in part, by the introduction of new products such as LED backlit LCD televisions. In addition, general lighting applications for LEDs continued to expand. We expect demand for sapphire to remain strong throughout 2010.

We sell our products on a global basis. The Asian, North American and European markets accounted for 72%, 25% and 3%, respectively, of our revenue for the year ended December 31, 2009, 53%, 44% and 3%, respectively, for the year ended December 31, 2008 and 72%, 26% and 2%, respectively, for the year ended December 31, 2007. Revenue declined in all markets in 2009 primarily due to the recession. In addition, our North American revenue in 2009 was impacted by lower orders in the period from our key customer in the SOS RFIC market due to a build-up of inventory at that customer.

We currently depend on a small number of suppliers for certain raw materials, components, services and equipment, including key materials such as aluminum oxide and certain furnace components. If the supply of these components were to be disrupted or terminated, or if these suppliers were unable to supply the quantities of raw materials required, we may have difficulty in finding or may be unable to find alternative sources for these items. As a result, we may be unable to meet the demand for our products, which could have a material adverse impact on us.

We provide direct sales from our Franklin Park, Illinois offices. Additionally, we use an independent commission-based sales representative in China to assist in supporting our customers in that country. Customers in China place orders directly with us. Substantially all of our revenue is generated by our direct sales force and we expect this to continue in the future.

We manufacture and ship our products from our facilities in the Chicago metropolitan area. We have approximately 102,600 square feet of manufacturing and office space. We are currently building a 65,000 square foot facility in Penang, Malaysia, which will process sapphire grown by us in our Illinois facilities into finished cores and wafers. We anticipate this facility to open in the fall of 2010. We also plan to acquire a 135,000 square foot building in Illinois in 2010 to expand our crystal growth operations. We anticipate this facility will begin operations in the winter of 2010.

Financial operations

Revenue. Our revenue consists of sales of sapphire materials sold in core, as-cut, as-ground and polished forms in two, three, four, six and eight inch diameters as well as optical materials sold as blanks or polished windows. Products are made to varying specifications, such as crystal planar orientations and thicknesses. We have focused on increasing sales of larger diameter substrates, which we define as three inch or greater in diameter, as they generally yield higher gross margins. Sales decreased across all product lines for year ended December 31, 2009, due primarily to the global recession. Demand began to improve in the second half of 2009 and we anticipate strong demand for sapphire through 2010. Average selling prices for our products declined significantly in late 2008 and early 2009 due to weak demand. However, with demand strengthening in late 2009, we began raising prices and we believe pricing will continue to increase in 2010, although it is difficult to predict the magnitude and timing of further price increases.

Historically, a significant portion of our revenue has been derived from sales to relatively few customers. For the year ended December 31, 2009, we had three customers that accounted for approximately 20%, 17%, and 11% of our revenue. For the year ended December 31, 2008, we had four customers that accounted for approximately 29%, 17%, 12% and 10% of our revenue. For the year ended December 31, 2007, we had three customers that accounted for approximately 26%, 21%, and 15% of our revenue. Other than as discussed above, none of our customers accounted for more than 10% of our revenue for such periods. Although we are attempting to diversify and expand our customer base, we expect our revenue to continue to be concentrated among a small number of customers. We expect that our significant customers may change from period to period.

We recognize revenue upon shipment to our customers. Delays in product orders or changes to the timing of shipments could cause our quarterly revenue to vary significantly. We derive a significant portion of our revenue from customers outside of the US. The majority of our sales are to the Asian market and we expect that region to continue to be a major source of revenue for us. All of our revenue and corresponding accounts receivable are denominated in US dollars.

Research and development revenue is recognized as services are performed. We execute agreements with our customers that clearly describe the scope of the project, the services we will provide, ownership of any tangible or intangible assets generated as part of the project, and the amount of consideration we will receive.

Cost of goods sold. Our cost of goods sold consists primarily of manufacturing materials, labor, manufacturing-related overhead such as utilities, depreciation and rent, provisions for excess and obsolete inventory reserves, freight and warranties. We manufacture our products at our Franklin Park, Illinois and Bensenville, Illinois manufacturing facilities based on customer orders. We purchase materials and supplies to support such demand. We are subject to variations in the cost of raw materials and consumables from period to period because we do not have long-term fixed-price agreements with our suppliers. For the years ended December 31, 2009, 2008 and 2007, utility costs represented approximately 12%, 13% and 9%, of our cost of goods sold, respectively. Our existing manufacturing facilities are covered under an agreement that locks in electricity prices in at current levels through December 31, 2011. Once our current agreement expires, if electricity prices increase significantly, we may not be able to pass these price increases through to our customers on a timely basis, if at all, which could adversely affect our gross margins and results of operations. In addition, there can be no guarantee that the electricity rates that we negotiate for our new manufacturing facilities will be comparable in cost to our existing agreement.

Gross profit. Our gross profit began decreasing in the second half of 2008 and we realized a gross loss for the full year 2009 due to underutilization of our facilities and staff as well as a decline in average selling prices of our products as a result of the worldwide economic downturn. With the return of demand for sapphire and the resulting increase in average selling prices in late 2009, we returned to a gross profit in the fourth quarter of 2009. We expect average selling prices to continue to increase in 2010, which would further improve gross profit. Our gross profit has been and will continue to be affected by a variety of factors, including average sales prices of our products, product mix, our ability to reduce manufacturing costs and fluctuations in the cost of electricity, raw materials and other supplies.

General and administrative expenses. General and administrative expenses (“G&A”) consist primarily of salaries and associated costs for employees in finance, human resources, information technology and administrative activities, charges for outside accounting, legal, insurance fees and stock-based compensation.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries and associated costs for employees engaged in sales activities, commissions paid to third party representatives, product samples, charges for participation in trade shows and travel. We expect these expenses to increase in future periods based on planned additions to sales staff and travel to expand our customer base.

Research and development expenses. Research and development (“R&D”) expenses include costs related to engineering personnel, materials and other product development related costs. R&D is expensed as incurred. We believe our R&D expenses will generally increase as we continue to develop new products.

Other income (expense). Other income (expense) consists of interest income and expense, and realized gains and losses on investments. We repaid most of our outstanding indebtedness with a portion of the proceeds from our initial public offering in November 2007 and repaid the remainder in February 2008. Proceeds from our initial public offering were invested in available-for-sale and trading securities.

The change in carrying value of preferred stock warrants recorded in 2007 is associated with the value of warrants classified as liabilities. These warrants converted into common stock warrants in connection with our initial public offering. We no longer incur this non-cash gain or loss following the conversion of these warrants to common stock warrants. Additional information on our accounting for change in carrying value of preferred stock warrants is provided in “—Critical accounting policies and estimates.”

Provision for income tax. We account for income taxes under the asset and liability method whereby the expected future tax consequences of temporary differences between the book value and the tax basis of assets and liabilities are recognized as deferred tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to be recognized. A full valuation allowance is provided as management cannot conclude that it is more likely than not that our deferred tax assets will be realized. At December 31, 2009, we had $55.6 million in net operating loss carryforwards (“NOLs”). We believe that we are not restricted in our ability to use the full amount of the NOLs, nor is there a limit to the amount of NOLs that may be used in any given year however, we will be updating our analysis in 2010 and the results of that analysis may indicate an ownership change . If an ownership change is determined, the utilization of the net operating losses may be limited. As of December 31, 2009, no tax benefit has been recognized for these loss carryforwards.

Stock-based compensation. The majority of our stock-based compensation relates primarily to administrative personnel and is accounted for as a general and administrative expense. For the years ended December 31, 2009, 2008 and 2007, our stock-based compensation expense was $937,000, $771,000 and $754,000, respectively.

RESULTS OF OPERATIONS

The following table sets forth our statements of operations for the periods indicated:

	Year ended December 31,
	2009	2008	2007
	(in millions)
Revenue	$19.8	$37.8	$34.1
Cost of goods sold	23.4	25.7	22.0

Gross profit (loss)	($3.6)	12.1	12.1

Operating expenses:
General and administrative	4.8	6.7	6.2
Sales and marketing	1.1	1.0	0.7
Research and development	0.8	0.8	0.8
Loss on disposal of assets		1.2	0.1

Total operating expenses	6.7	9.7	7.8

Income (loss) from operations	(10.3)	2.4	4.3
Other income (expense)	0.7	2.0	(7.1)

Income (loss) before income taxes	(9.6)	4.4	(2.8)
Income taxes	—	—	(0.1)

Net income (loss)	($9.6)	$4.4	($2.9)

The following table sets forth our statements of operations as a percentage of revenue for the periods indicated:

	Year ended December 31,
	2009	2008	2007
	(percentage of total)
Revenue	100%	100%	100%
Cost of goods sold	118	68	65

Gross profit (loss)	(18)	32	35

Operating expenses:
General and administrative	25	18	18
Sales and marketing	5	2	2
Research and development	4	2	2
Loss on disposal of assets		3	1

Total operating expenses	34	25	23

Income (loss) from operations	(52)	7	12
Other income (expense)	4	5	(21)

Income (loss) before income taxes	(48)	12	(9)
Income taxes	—	—	—

Net income (loss)	(48)%	12%	(9)%

Comparison of years ended December 31, 2009 and 2008

Revenue. Revenue was $19.8 million for the year ended December 31, 2009 and $37.8 million for the year ended December 31, 2008, a decrease of $18.0 million, or 48%. The impact of the worldwide economic crisis resulted in lower revenue across all product lines for the year ended December 31, 2009. Revenue from the sale of our LED substrate products for the year ended December 31, 2009 decreased $7.8 million. An $8.9 million decrease in revenue due to lower average selling prices as a result of reduced demand was partially offset by an increase in volume of $1.1 million. The SOS RFIC business was also impacted by the downturn in the consumer electronics market. In addition, revenue from this market was impacted by lower orders in 2009 from our key SOS RFIC customer due to a build-up of inventory at that customer. Revenue for the SOS RFIC business decreased 81%, or $7.2 million, of which $7.1 million was attributable to a decrease in volume and $146,000, was attributable to a decrease in pricing. We completed an R&D contract in 2008 and, as a result, our revenue from research and development was $1.8 million lower in 2009 than it was in the prior year. We do not currently have any open R&D contracts with customers. Revenue from our optical products was lower in 2009 by $1.3 million as the market for sapphire used for sensor and instrumentation applications was also affected by the economic slowdown. Demand for our products began to improve in the second half of 2009 and our average selling prices began to increase in the fourth quarter of 2009. Fourth quarter 2009 total revenue increased 111% from the fourth quarter 2008 as the market began to rebound significantly. We expect demand for sapphire to continue to strengthen in 2010 and anticipate a further increase in pricing of our products as a result of an increase in demand for LED based products including backlighting units used in LED backlit LCD televisions, notebook computers, and desktop monitors.

Gross profit (loss). Gross profit (loss) was ($3.6) million for the year ended December 31, 2009 and $12.1 million for the year ended December 31, 2008, a decrease of $15.7 million. The revenue decline of $18.0 million in 2009 was partially offset by a reduction in manufacturing expenses of $2.3 million. We also experienced lower contract revenue of $1.8 million in 2009 which had little or no direct costs. With the decrease in orders we also experienced lower utilization of equipment and staff which resulted in underabsorbed manufacturing costs of $5.6 million. The remaining decrease in gross profit was primarily attributable to lower average selling prices. In the fourth quarter 2009, we achieved a positive gross profit margin of 12%. With increasing prices, better product mix and improved utilization of equipment and staff, we expect gross profit to continue to improve in 2010.

General and administrative expenses. G&A expenses were $4.8 million for the year ended December 31, 2009 and $6.7 million for the year ended December 31, 2008, a decrease of $1.9 million. The decrease was primarily due an adjustment to our bad debt reserve of $1.1 million. We were able to reduce our reserve in 2009 as our customer’s improved economic condition reduced the uncertainty regarding our customer’s ability to pay us. We also experienced a decrease of $729,000 of costs associated with a follow-on public offering incurred in 2008 and not in 2009, and a $515,000 decrease in bonuses as no bonus expense was incurred in 2009. The decreases were offset by $225,000 in increased legal costs, $120,000 in increased salary and stock compensation expenses, and $84,000 in higher business insurance premiums.

Sales and marketing expenses. Sales and marketing expenses were $1.1 million for the year ended December 31, 2009 and $968,000 for the year ended December 31, 2008, an increase of $169,000. The increase in sales and marketing expenses is primarily attributable to additional payroll expenses of $138,000, which includes a salesperson in the Japan sales office that opened in 2009, as well as $27,000 in costs associated with operating the Japan sales office.

Research and development expenses. R&D expenses were $801,000 for the year ended December 31, 2009 and $862,000 for the year ended December 31, 2008, a decrease of $61,000. The decrease was primarily attributable to a decrease in payroll costs of $84,000 offset by an increase of $22,000 in materials purchased for research projects and other costs.

Other income. Other income was $738,000 for the year ended December 31, 2009 and $2.0 million for the year ended December 31, 2008, a decrease in other income of $1.3 million. The decrease was primarily due to a $1.4 million decrease in interest income as a result of lower investment principal and lower average returns.

Comparison of years ended December 31, 2008 and 2007

Revenue. Revenue was $37.8 million for the year ended December 31, 2008 and $34.1 million for the year ended December 31, 2007, an increase of $3.7 million, or 11%. Revenue increased across all product lines except for six inch as ground wafers, which declined by $2.8 million as we shifted six inch capacity to six inch polished production. Revenue from six inch polished products to the SOS RFIC market increased by $3.9 million. Our revenue increase is also attributable to an increase in volume shipments of larger diameter substrates to the LED industry resulting in additional revenue of $1.9 million partially offset by lower pricing of $1.2 million. We also achieved higher revenue of $670,000 from optical products due to increased sales of sapphire and fluorides for military, sensor and instrumentation applications as we continued our efforts to increase our share of this market. We had higher contract research revenue of $1.1 million as we met deliverables associated with our contract for the development of eight inch wafers. Fourth quarter 2008 revenue from the LED industry was down approximately 55% from both the prior quarter and from the fourth quarter of 2007 as the impact of the worldwide economic crisis resulted in excess inventory throughout the LED supply chain which significantly reduced orders. In addition, the SOS RFIC business is largely dependent upon the consumer electronics market which also had a significant downturn in the fourth quarter of 2008. Consequently, we had no SOS RFIC revenue in the fourth quarter of 2008.

Gross profit. Gross profit was $12.1 million for the year ended December 31, 2008 and for the year ended December 31, 2007. Gross profit in 2008 was unchanged from 2007 as sales of higher margin products increased and an increase of $1.1 million of direct contract revenue which has little direct cost associated with it were partially offset by increased costs attributable to lower utilization of equipment and staff which resulted in underabsorbed manufacturing costs of approximately $1.2 million as a result of decreased demand in the fourth quarter of 2008.

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

Sales and marketing expenses. Sales and marketing expenses were $968,000 for the year ended December 31, 2008 and $675,000 for the year ended December 31, 2007, an increase of $293,000. The increase in sales and marketing expenses is attributable to additional payroll expenses of $156,000 for new sales personnel to support and grow our optical and substrate businesses and payroll taxes associated with the exercise of stock options. Marketing expenses associated with efforts to increase our customer base and expand our optical business also increased by $103,000.

Research and development expenses. R&D expenses were $862,000 for the year ended December 31, 2008 and $769,000 for the year ended December 31, 2007, an increase of $93,000. The increase was primarily attributable to an increase in payroll costs of $170,000 offset by a decrease of $78,000 in materials purchased for research projects and other costs.

Other income (expense). Other income (expense) was $2.0 million for the year ended December 31, 2008 and $(7.1) million for the year ended December 31, 2007, an increase in net other income of $9.1 million. The increase was due in part to the elimination of charges relating to the carrying value of preferred stock warrants, which were $6.0 million in the year ended December 31, 2007. Interest expense decreased by $1.5 million as a result of extinguishing our debt, and interest income increased by $1.7 million on interest earned on invested proceeds from our IPO. Also included in the year ended December 31, 2008 was a recognized net realized loss on investments of $55,000 which reflected a gain of $1.6 million representing the initial fair value of auction rate security put options and the changes in the fair value of the put options, partially offset by a loss of $1.7 million which represented the recognizing of unrealized losses previously recorded in comprehensive income due to the transfer of auction rate securities from available-for-sale to trading securities and the subsequent changes in the fair value of the auction rate securities from the election date to the end of the year.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations using a combination of issuances of common and preferred stock, a working capital line of credit and term loans and cash generated from our operations. Since our inception, we have raised approximately $136.0 million of equity from both private and public issuances of common and preferred stock.

As of December 31, 2009, we had cash and short term investments totaling $44.6 million, including cash of $1.1 million held in deposits at major banks, $2.8 million invested in money market funds and short term investments in certificates of deposit, commercial paper, state and local bonds, auction-rate securities and put options, and U.S. treasury securities of $40.7 million. Our long term investment consists of a $2.0 million investment in Peregrine Semiconductor, Corp. (one of our customers) Series D1 preferred stock. In February 2008, we began experiencing failed auctions of our entire auction-rate securities portfolio, resulting in our inability to sell these securities in the short term. All of the auction-rate securities are AAA rated by one or more of the major credit rating agencies and have contractual maturities from 2036 to 2045. Further, all of these securities are collateralized by student loans, and approximately 99% of the collateral qualifies under the Federal Family Education Loan Program and is guaranteed by the US government. We are receiving the underlying cash flows (interest and redemptions) on all of our auction-rate securities. We are unable to predict if these funds will become available before their maturity dates. We also hold put options associated with an agreement with UBS, AG related to the auction-rate securities purchased through them. It is our intent to exercise these put options at the first available date. Therefore, the auction-rate securities and the related put options have been classified as short-term investments as of December 31, 2009.

In October 2008, we entered into an agreement with UBS, AG, which provides us with certain rights to sell to UBS, AG all of our auction-rate securities that were purchased through them. We have the option to sell these securities to UBS, AG at par value from June 30, 2010 through July 2, 2012. UBS, AG, at its discretion, may purchase or sell these securities on our behalf at any time, provided we receive par value for the securities sold. The issuers of the auction-rate securities continue to have the right to redeem the securities at their discretion. This agreement also permits us to establish a demand revolving credit line in an amount equal to the par value of the securities at a net no cost. If our debt is determined to be rated below investment grade or is not rated, the amount that can be borrowed is limited to 75% of the market value of the auction-rate securities. As of December 31, 2009, we had no loans outstanding under this agreement.

Our right to sell the auction-rate securities to UBS, AG commencing on June 30, 2010 represents put options for a payment equal to the par value of the auction-rate securities. We value the put options at their estimated fair value using a discounted cash flow model. During the years ended December 31, 2009 and 2008, we recorded a realized gain (loss) of ($459,734) and $1,611,343, respectively, representing the changes in fair value of the put options. We also recorded during years ended December 31, 2009 and 2008, a gain (loss) of $506,504 and ($1,666,766) respectively, representing the changes in fair value of the auction-rate securities. Both the gain and loss from recording the change in fair value of the put options and auction-rate securities were recorded in gain (loss) on investments in the Consolidated Statements of Operations. We do not expect to need access to the auction-rate securities capital prior to the maturity of the auction-rate security put options.

Cash flows from operating activities

Cash used in operating activities was $3.3 million for the year ended December 31, 2009. During such period, we generated a net loss of $9.6 million, which included non-cash charges of $6.3 million, including depreciation expense of $5.3 million and stock-based compensation expense of $937,000. During such period, cash from net working capital increased by $107,000 which was composed of an increase in accounts receivable of $2.4 million due to higher sales in the fourth quarter, an increase of accrued other liabilities of $463,000 primarily due to the amount owed on land purchased in Malaysia, a decrease in inventory of $1.3 million due to sales product mix requirements, a decrease in spare parts of $1.4 million due to the increased usage of furnace material inventory, a decrease in accounts payable of $445,000 due to timing of ordering and payments and a decrease in accrued payroll of $162,000 attributable to the decrease in performance based bonus expenses offset by the increase in headcount.

Cash provided by operating activities was $1.5 million for the year ended December 31, 2008. During such period, we generated net income of $4.4 million, which included non-cash charges of $6.5 million, including depreciation expense of $4.5 million, net loss on disposal of equipment of $1.2 million, and stock-based compensation expense of $771,000. We experienced an increase during such period in inventory of $5.4 million due primarily to an increase in safety stocks of raw material and sapphire boule inventory of $4.2 million and an increase of $1.0 million in other work in process and finished goods inventory. There is no shelf life to our raw material and essentially all of our products can be manufactured from any one boule. Therefore, building a safety stock of this inventory enables us to quickly respond to an increase in demand from our customers. We also experienced an increase in spare parts of $2.4 million due to an increase in furnace material inventory used to support a larger number of furnaces, deferred revenue decreased by $583,000 due to recognition of revenue deferred on a research and development project, accrued payroll decreased by $637,000 on a lower performance based bonus accrual and other accrued liabilities decreased by $252,000 due to timing of payments. The $5.6 million decrease in cash provided by operating activities for the year ended December 31, 2008, compared to the year ended December 31, 2007, is primarily attributable to an increase of $7.7 million of raw material, boule and spare parts inventories in the year ended December 31, 2008 compared to an increase of $1.3 million in the year ended December 31, 2007 as safety stocks were increased. This was partially offset by net income of $4.4 million for the year ended December 31, 2008, compared to a net loss of $2.9 million for the year ended December 31, 2007, which included $6.0 million of non-cash change in carrying value of preferred stock. Net income increased on higher revenue on higher margin larger diameter products but was partially offset by higher production costs attributable to lower utilization of equipment and staff as a result of a decrease in fourth quarter 2008 production as orders and demand declined.

Cash provided by operating activities was $7.1 million for the year ended December 31, 2007. During such period, we generated a net loss of $2.9 million and incurred non-cash charges of $11.1 million, including depreciation expense of $3.4 million, change in carrying value of preferred stock warrant expense of $6.0 million, stock-based compensation expense of $754,000, net loss on disposal of equipment of $139,000 and interest expense related to debt accretion of $769,000. We experienced an increase during such period in accounts receivable of $1.7 million on increased sales, an increase in accounts payable of $1.1 million and an increase in inventory and spare parts of $1.3 million due primarily to an increase in safety stock of raw material inventory. We also experienced an increase in corporate income and franchise taxes of $310,000 due to an increase in assets and capitalization from our initial public offering and an increase in deferred revenue of $518,000 due to revenue deferral on a research and development project. The $6.4 million increase in cash provided by operating activities for the year ended December 31, 2007, compared to the year ended December 31, 2006, is primarily attributable to a net loss of $2.9 million for the year ended December 31, 2007, compared to a net loss of $7.6 million for the year ended December 31, 2006, as sales volume and pricing increased and our production costs declined. Further, the non-cash change in carrying value of preferred stock warrant expense for the year ended December 31, 2007 was $6.0 million compared to $2.2 million for the year ended December 31, 2006. As sales increased in 2007, we experienced increases in accounts receivable and inventory partially offset by increases in accounts payable in order to meet the rising customer demands.

Cash flows used in investing activities

Net cash provided by (used in) investing activities was $1.7 million, $4.3 million, and ($81.5) million for the years ended December 31, 2009, 2008 and 2007, respectively. In 2009, we used approximately $3.8 million to purchase components to construct additional crystal growth furnaces, approximately $645,000 to expand and upgrade our Bensenville, Illinois facility and $354,000 for other upgrades in our fabrication, slicing, and polishing operations. We also used $681,000 to purchase land in Malaysia to continue to expand our capacity. We purchased additional investments of $693,000 using investment earnings proceeds. This was offset by proceeds from sales of investments of $7.9 million. In 2008, we used approximately $12.8 million to purchase components used to construct additional crystal growth furnaces, approximately $2.0 million for infrastructure changes needed to expand operations in our Bensenville, Illinois facility and approximately $3.9 million to purchase various equipment used to expand our production capacity in support of our sales growth. We purchased additional investments of $2.0 million using investment earnings proceeds. This was partially offset by proceeds from sales of investments of $25.0 million. In 2007, we used approximately $7.1 million to purchase components used to construct additional crystal growth furnaces, approximately $1.7 million for infrastructure changes needed to commence operations in our new Bensenville, Illinois facility and approximately $1.7 million to purchase various equipment used to expand our production capacity in support of our sales growth. Also in 2007, we used the proceeds of our initial public offering to purchase short term investment securities.

We are planning on expanding our crystal growth facilities in Illinois and are building a facility in Malaysia that will support post crystal growth manufacturing. It is difficult to predict the timing of capital expenditures on these projects, but we anticipate the total cost of these projects to be between $60 and $65 million to be spent over a two year period and expect our 2010 capital expenditures to be between $35 million and $45 million.

Cash flows from financing activities

Net cash provided by (used in) financing activities was ($2.2) million, ($2.5) million and $75.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. Net cash used in financing activities for 2009 reflects stock repurchases of $2.6 million, partially offset by the proceeds from the exercise of stock options of $420,000. Net cash used in financing activities for 2008 reflects stock repurchases of $3.1 million, partially offset by proceeds from the exercise of stock options of $602,000. Net cash provided by financing activities for 2007 reflects net proceeds received from our initial public offering of $81.1 million, offset by the net repayment of borrowings of $6.0 million.

Future liquidity requirements

We believe that our existing cash, cash equivalents, investments, and anticipated cash flows from operating activities will be sufficient to continue our expansion projects for the next twelve months. However, we may secure debt or additional equity financing over the next year to provide additional liquidity. Our cash needs include cash required to fund our operations, taking into account the capital needed to fund our planned expansions in the US and Asia. If the assumptions underlying our business plan regarding future revenues and expenses change, or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or convertible debt securities. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we obtain debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. If we are unable to obtain financing on terms favorable to us, we may be unable to successfully execute our business plan.

Contractual obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments at December 31, 2009. Changes in our business needs as well as actions by third parties and other factors may cause these estimates to change. Because these estimates are complex and necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table sets forth information relating to our contractual obligations at December 31, 2009:

		Payments due in
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
		(in millions)
Operating lease obligations	$5.8	$1.2	$2.3	$2.1	$0.2
Purchase order obligations	1.0	1.0	—	—	—
Building construction obligations	5.3	5.3	—	—	—

Total contractual obligations	$12.1	$7.5	$2.3	$2.1	$0.2

OFF-BALANCE SHEET ARRANGEMENTS

During 2009, 2008 and 2007, we did not engage in any off-balance sheet arrangements. We do not have any interest in entities referred to as variable interest entities, which includes special purpose entities and other structured finance entities.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the US requires us to make estimates, assumptions and judgments that affect the amounts reported in our financial statements and the accompanying notes. We base our estimates on historical experience and various other assumptions that we believe to be reasonable. Although these estimates are based on our present best knowledge of the future impact on the company of current events and actions, actual results may differ from these estimates, assumptions and judgments.

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

Inventory. We value our inventory at the lower of cost or market. Market is determined based on net realizable value. Cost is determined for raw materials on a first-in, first-out basis and work in process and finished goods are based on actual costs. We establish inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based on customer required specifications. We evaluate the ability to realize the value of our inventory based on a combination of factors, including forecasted sales, estimated current and future market value and changes in customers’ product specifications. Recoveries of previously written-down inventory are recognized only when the related inventory is sold and revenue has been recognized. Inventory reserves increased in 2009 by $863,000 primarily as demand and pricing decreased. Based on improved demand and pricing of our products, we believe that it is unlikely that significant adjustments for inventory obsolescence will occur in 2010. Our method of estimating excess and obsolete inventory has remained consistent for all periods presented. However, if our recognition of excess or obsolete inventory is, or if our estimates of our inventory’s potential utility become, less favorable than currently expected, additional inventory reserves may be required. We determine our normal operating capacity and record as expense costs attributable to lower utilization of equipment and staff. During 2009 and 2008, we determined we were not operating at capacity and recorded as expense costs associated with lower utilization of equipment and staff of $5.6 million and $1.2 million.

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

In October 2008, we entered into an agreement that provides us with the right, but not the obligation, to sell all our auction rate securities to UBS AG for par value during the period of June 30, 2010 to July 2, 2012 (the “ARS Put Options”). The ARS Put Options provide us with the opportunity to recover the estimated unrealized loss on our ARS investments. We recorded the fair value of the ARS Put Options upon receipt and included it in other long-term assets on our December 31, 2008 balance sheet. We elected fair value accounting for the ARS Put Options. Unrealized gains and losses related to the ARS Put Options will be recognized in earnings. We value the auction rate securities and ARS Put Options using a discounted cash flow model that weights various factors including interest rates and expected holding period. At December 31, 2009, the fair value recorded on the balance sheet of auction rate securities and ARS Put Options was $8.9 million and $1.2 million, respectively.

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

The expected term represents the weighted-average period that our stock options are expected to be outstanding and is based upon the vesting term of our options, a review of a peer group of companies, and expected exercise behavior. Until November 2007, we were operating as a private company, and as a result, we were unable to use our actual price volatility data. Therefore, we estimate the volatility of our common stock based on volatility of similar entities over the expected term of our stock options. We base the risk-free interest rate that we use in the option pricing model on US Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and, therefore, use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The current forfeiture rate of 30% was based on our past history of pre-vesting forfeitures and the forfeiture rate has remained constant.

We allocate stock based compensation costs using a straight-line method which amortizes the fair value of each option on a straight-line basis over the service period.

Based on the variables affecting the valuation of our common stock and the method used for allocating compensation costs, we recognized $937,000 in stock-based compensation expense during the year ended December 31, 2009.

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

For options granted through November 15, 2007, the board of directors set the exercise price for options granted based upon estimates of fair value. In preparing for our initial public offering, the board of directors determined that the original methodology applied did not fully comply with the requirements in the AICPA’s Practice Aid “Valuation of Privately-Held-Company Equity Securities Issued as Compensation,” which we refer to as the practice aid. Revised valuations were prepared which yielded lower fair values for our common stock. See “Valuation methodologies employed” below for further disclosure of the valuation methodology used in determining fair value per share for financial reporting purposes. Therefore, for financial reporting purposes, we determined that it was appropriate to use $5.25 for options granted in June and August 2007 as the fair value of our common stock within the Black-Scholes option pricing model is consistent with the revised valuation. For stock option grants after our initial public offering, the board of directors set the exercise price at the fair market value per share on the date of grant.

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

All option grants made during 2009 and 2008 were granted at an exercise price per share equal to the closing market price of our common stock on the date of grant. Therefore, there is no intrinsic value because the exercise price per share of each option was equal to the fair value of the common stock on the date of grant.

Based on the fair market value of the common stock at December 31, 2009, the intrinsic value for the options outstanding was $23,767,706 and the intrinsic value for the options exercisable was $8,625,028. At December 31, 2008, there was no aggregate intrinsic value of all stock options outstanding.

Convertible preferred stock warrant liability. We accounted for warrants to purchase our preferred stock issued in connection with financing agreements by evaluating certain specifically identified conditions to determine whether the fair value of these warrants is required to be classified as a liability. The fair value of the warrants that are classified as liabilities are adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in current period earnings. We estimated the fair market value of these warrants at the respective balance sheet dates using a Black-Scholes option-pricing model, based on the estimated market value of the underlying preferred stock at the measurement date, the remaining contractual term of the warrant, risk-free interest rates and expected dividends on and expected volatility of the price of the underlying preferred stock. These estimates, especially the market value of the underlying preferred stock and the expected volatility, are highly judgmental. The assumptions used in our Black-Scholes option pricing model for Series E, C, B, B-2 and A warrants at January 1, 2006 upon the adoption of FSP 150-5 were: (i) remaining contractual terms of 2.1 to 9.9 years; (ii) risk-free interest rate of 4.82% to 4.86%; (iii) expected volatility of 50% to 79%; and (iv) no expected dividend yield. The assumptions used in our Black-Scholes option pricing model for Series E, C, B, B-2 and A warrants at December 31, 2006 were: (i) remaining contractual terms of 1.3 to 9.1 years; (ii) risk-free interest rates of 4.70% to 5%; (iii) expected volatility of 47% to 76%; and (iv) no expected dividend yield. In each case, the fair value of the underlying preferred stock was assessed primarily by a valuation prepared by management using the practice aid.

Upon the closing of our initial public offering in November 2007, outstanding warrants to purchase our preferred stock became warrants to purchase shares of our common stock and certain of these warrants to purchase our preferred stock were net exercised. As a result, upon the conversion of the preferred stock warrants to common stock warrants, the warrants were no longer subject to fair market valuation. The then-current aggregate fair value of these warrants was reclassified from liabilities to additional paid-in-capital, a component of stockholders’ equity, and we ceased to record any related periodic fair value adjustments.

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

In April 2009, the FASB issued ASC 320-10 (formerly FSP FAS 115-2 and FAS 124-2), “Investments—Debt and Equity Securities.” ASC 320-10 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. ASC 320-10 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The effective date is for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Disclosures for earlier periods presented for comparative purposes at initial adoption are not required. In periods after initial adoption, comparative disclosures are required only for periods ending after initial adoption. The adoption did not have a material effect on the determination or reporting of the Company’s financial results.

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

In October 2009, the FASB issued new guidance that significantly changes the accounting for revenue in arrangements with multiple deliverables by requiring entities to separately account for individual deliverables in more of these arrangements and estimate the fair value of each component individually on a pro-rata basis. The guidance removes the criterion that entities must use vendor-specific objective and reliable evidence of fair value when separately accounting for deliverables, allowing for the recognition of revenue in a manner that more closely aligns with the economics of certain arrangements, based on management’s estimate of the selling price. The standard must be applied prospectively to revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. In addition, the FASB significantly expanded the disclosures related to multiple deliverable revenue arrangements. Although the Company continues to evaluate the impact of the adoption of this standard on its consolidated financial statements, the Company believes the impact of adoption will not be material in 2011, but could have a significant impact on future results as new or materially modified revenue arrangements with certain partners are established in the normal course of business.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with the related notes and the report of independent registered public accounting firm, are set forth on the pages indicated in Item 15 in this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (together, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the year covered by this report. Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and instructions for Form 10-K, and that the information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our certifying officers concluded that these disclosure controls and procedures were effective as of December 31, 2009.

Refer to management’s report on internal control over financial reporting and the report of our independent registered public accounting firm on pages F-2 and F-3.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2009 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Information required by Items 401, 405, 407(d)(4) and 407(d)(5) of Regulation S-K will be included under the captions “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee” in our proxy statement for our 2010 annual meeting of stockholders and is incorporated by reference herein. If such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed not later than the end of such 120-day period.

We have adopted a Code of Ethics that applies to all of our employees, officers and directors. A copy of the Code of Ethics is available on our website at www.rubicon-es2.com, and any waiver from the Code of Ethics will be timely disclosed on the Company’s website as will any amendments to the Code of Ethics.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K will be included under the captions “Executive Compensation” and “Director Compensation” in our proxy statement for our 2010 annual meeting of stockholders and is incorporated by reference herein. The information required by Item 407(e)(4) and 407(e)(5) of Regulation S-K will be included under the captions “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our proxy statement for our 2010 annual meeting of stockholders and is incorporated by reference herein. If such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed not later than the end of such 120-day period.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table represents securities authorized for issuance under our 2001 Equity Plan and our 2007 Stock Incentive Plan as of December 31, 2009.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under the Equity Compensation Plans (Excluding Securities Reflected in Column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	2,194,286	$9.48	874,269

(1)	Approved before our initial public offering.

The information required by Item 403 of Regulation S-K will be included under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” in our proxy statement for our 2010 annual meeting of stockholders and is incorporated by reference herein. If such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed not later than the end of such 120-day period.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K will be included under the caption “Certain Relationships and Related Person Transactions” in our proxy statement for our 2010 annual meeting of stockholders and is incorporated by reference herein. The information required by Item 407(a) of Regulation S-K will be included under the caption “Director Independence” in our proxy statement for our 2010 annual meeting of stockholders and is incorporated by reference herein. If such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed not later than the end of such 120-day period.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in our proxy statement for our 2010 annual meeting of stockholders and is incorporated by reference herein. If such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed not later than the end of such 120-day period.

PART IV

ITEM 15.	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a) Financial statements. The following consolidated financial statements are filed as part of this Annual Report on Form 10-K.

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

March 1, 2010.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2010.

Signature	Title

/s/ Raja M. Parvez Raja M. Parvez	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ William F. Weissman William F. Weissman	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Don N. Aquilano Don N. Aquilano	Chairman of the Board of Directors

/s/ Donald R. Caldwell Donald R. Caldwell	Director

/s/ Gordon Hunter Gordon Hunter	Director

/s/ Michael E. Mikolajczyk Michael E. Mikolajczyk	Director

/s/ Raymond J. Spencer Raymond J. Spencer	Director

EXHIBIT INDEX

The Exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description	Incorporation by Reference
3.1	Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to Amendment No. 2, filed on November 1, 2007, to the registrant’s Registration Statement on Form S-1 (File No. 333-145880)

3.2	Amended and Restated Bylaws of Rubicon Technology, Inc.	Filed as Exhibit 3.2 to Amendment No. 2, filed on November 1, 2007, to the registrant’s Registration Statement on Form S-1 (File No. 333-145880)

4.1	Specimen Common Stock Certificate	Filed as Exhibit 4.1 to Amendment No. 3, filed on November 13, 2007, to the registrant’s Registration Statement on Form S-1 (File No. 333-145880)

4.2	Fourth Amended and Restated Registration Rights Agreement, dated as of November 30, 2005	Filed as Exhibit 4.2 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

4.3	Third Amended and Restated Stockholders’ Agreement, dated as of June 28, 2005, by and among Rubicon Technology, Inc. and the stockholders named therein	Filed as Exhibit 4.3 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

4.4	Series E Stockholders’ Agreement, dated as of November 30, 2005, by and among Rubicon Technology, Inc. and the stockholders named therein	Filed as Exhibit 4.4 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

4.5	Form of Warrant to Purchase Shares of Series A preferred stock	Filed as Exhibit 4.5 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

4.6	Form of Investor Warrant to Purchase Shares of Series B preferred stock	Filed as Exhibit 4.6 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

4.7	Warrant to Purchase Shares of Series B preferred stock between Rubicon Technology, Inc. and Silicon Valley Bank, dated July 10, 2002	Filed as Exhibit 4.7 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

4.8	Warrant to Purchase Shares of Series B preferred stock between Rubicon Technology, Inc. and GATX Ventures, Inc., dated July 10, 2002 (1)	Filed as Exhibit 4.8 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

4.9	Warrant to Purchase Shares of Series B preferred stock between Rubicon Technology, Inc. and GATX Ventures, Inc., dated July 10, 2002 (2)	Filed as Exhibit 4.9 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

Exhibit No.	Description	Incorporation by Reference
4.10	Warrant to Purchase Shares of Series B preferred stock between Rubicon Technology, Inc. and Atel Ventures, Inc., dated July 28, 2003	Filed as Exhibit 4.10 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

4.11	Warrant to Purchase Shares of Series B preferred stock between Rubicon Technology, Inc. and Heller Financial Leasing, Inc., dated October 24, 2003	Filed as Exhibit 4.11 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

4.12	Warrant to Purchase Shares of Series B preferred stock between Rubicon Technology, Inc. and Lighthouse Capital Partners IV, L.P., dated October 24, 2003	Filed as Exhibit 4.12 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

4.13	Warrant to Purchase Shares of Series C preferred stock between Rubicon Technology, Inc. and Heller Financial Leasing Inc., dated March 31, 2005	Filed as Exhibit 4.13 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

4.14	Form of Investor Warrant to Purchase Shares of Series E preferred stock	Filed as Exhibit 4.14 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

4.15	Warrant to Purchase Shares of Series E preferred stock between Rubicon Technology, Inc. and Lighthouse Capital Partners IV, L.P., dated December 20, 2005	Filed as Exhibit 4.15 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

4.16	Warrant to Purchase Shares of Series E preferred stock between Rubicon Technology, Inc. and Heller Financial Leasing, Inc., dated December 20, 2005	Filed as Exhibit 4.16 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

4.17	Warrant to Purchase Shares of Series E preferred stock between Rubicon Technology, Inc. and Hercules Technology Growth Capital, Inc., dated April 9, 2007	Filed as Exhibit 4.17 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.1*	Rubicon Technology, Inc. 2001 Equity Plan, dated as of August 2, 2001	Filed as Exhibit 10.1 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.1(a)*	Amendment No. 1 to the Rubicon Technology, Inc. 2001 Equity Plan, dated as of November 6, 2001	Filed as Exhibit 10.1(a) to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.1(b)*	Amendment No. 2 to the Rubicon Technology, Inc. 2001 Equity Plan, dated as of May 21, 2002	Filed as Exhibit 10.1(b) to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.1(c)*	Amendment No. 3 to the Rubicon Technology, Inc. 2001 Equity Plan, dated as of May 28, 2004	Filed as Exhibit 10.1(c) to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.1(d)*	Amendment No. 4 to the Rubicon Technology, Inc. 2001 Equity Plan, dated as of December 6, 2004	Filed as Exhibit 10.1(d) to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

Exhibit No.	Description	Incorporation by Reference
10.1(e)*	Amendment No. 5 to the Rubicon Technology, Inc. 2001 Equity Plan, dated as of June 28, 2005	Filed as Exhibit 10.1(e) to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.1(f)*	Amendment No. 6 to the Rubicon Technology, Inc. 2001 Equity Plan, dated as of November 30, 2005	Filed as Exhibit 10.1(f) to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.1(g)*	Amendment No. 7 to the Rubicon Technology, Inc. 2001 Equity Plan, dated as of July 26, 2006	Filed as Exhibit 10.1(g) to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.1(h)*	Rubicon Technology, Inc. 2001 Equity Plan Form of Notice of Stock Option Grant and Stock Option Agreement	Filed as Exhibit 10.1(h) to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.2*	Rubicon Technology, Inc. 2007 Stock Incentive Plan dated as of August 29, 2007	Filed as Exhibit 10.2 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.3*	Rubicon Technology, Inc. Management Incentive Bonus Plan, dated as of February 28, 2007	Filed as Exhibit 10.4 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.4*	Amendment No. 1 to Rubicon Technology, Inc. Management Incentive Bonus Plan, dated as of August 29, 2007	Filed as Exhibit 10.4(a) to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.5*	Executive Employment Agreement, dated as of November 17, 2005, by and between Rubicon Technology, Inc. and Raja M. Parvez	Filed as Exhibit 10.5 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.5(a)*	Amendment, dated as of July 25, 2007, to Executive Employment Agreement by and between Rubicon Technology, Inc. and Raja M. Parvez	Filed as Exhibit 10.5(a) to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.5(b)*	Executive Employment Agreement, dated as of dated January 29, 2009, by and between Rubicon Technology, Inc. and Raja M. Parvez Executive Employment Agreement	Filed as Exhibit 10.5(b) to the registrant’s Current Report on Form 8-K filed on December 3, 2009 (File No. 1-33834)

10.6*	Employment Agreement, dated as of March 29, 2004, by and between Rubicon Technology, Inc. and Hap Hewes	Filed as Exhibit 10.6 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.7*	Severance Agreement, dated as of September 8, 2005, by and between Rubicon Technology, Inc. and Hap R. Hewes	Filed as Exhibit 10.7 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.8*	Executive Employment Agreement, dated as of July 30, 2007, by and between Rubicon Technology, Inc. and William F. Weissman	Filed as Exhibit 10.8 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

Exhibit No.	Description	Incorporation by Reference
10.8(a)*	First Amendment to Executive Employment Agreement, dated as of January 29, 2009, by and between Rubicon Technology, Inc. and William F. Weissman	Filed as Exhibit 10.8(a) to the registrant’s Current Report on Form 8-K filed on December 3, 2009 (File No. 1-33834)

10.9	Loan and Security Agreement, dated as of April 9, 2007, by and between Rubicon Technology, Inc. and Hercules Technology Growth Capital, Inc.	Filed as Exhibit 10.9 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.10	Form of Post-IPO Change of Control Severance Agreement	Filed as Exhibit 10.10 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.11	Form of Indemnification Agreement	Filed as Exhibit 10.11 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.12	Commercial Lease, dated as of December 23, 2004, by and between Rubicon Technology, Inc. and Bartmanns, Perales & Dolter, LLC	Filed as Exhibit 10.12 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.12(a)	Amendment to Commercial Lease, dated as of May 6, 2005, by and between Rubicon Technology, Inc. and Bartmanns, Perales & Dolter, LLC	Filed as Exhibit 10.12(a) to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.13	Industrial Space Lease, dated as of July 29, 2005, by and among Rubicon Technology, Inc. and Radion Mogilevsky and Nanette Mogilevsky	Filed as Exhibit 10.13 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.14	Industrial Building Lease, dated as of July 18, 2007, by and between Rubicon Technology, Inc. and Phillip J. Latoria, Jr.	Filed as Exhibit 10.14 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.15	Non-Competition Agreement, dated as of April 6, 2005, by and between Rubicon Technology, Inc. and Hap Hewes	Filed as Exhibit 10.15 to Amendment No. 1, filed on October 11, 2007, to the registrant’s Registration Statement on Form S-1 (File No. 333-145880)

10.16†	2007 Material Purchase Meeting Record, dated as of November 7, 2006, by and between Rubicon Technology, Inc. and Shinkosha Co. Ltd.	Filed as Exhibit 10.16 to Amendment No. 1, filed on October 11, 2007, to the registrant’s Registration Statement on Form S-1 (File No. 333-145880)

10.17†	2007 Supply Agreement, dated as of January 5, 2007, by and between Rubicon Technology, Inc. and Crystalwise Technology, Inc.	Filed as Exhibit 10.17 to Amendment No. 1, filed on October 11, 2007, to the registrant’s Registration Statement on Form S-1 (File No. 333-145880)

10.18†	2008 Sapphire Material Supply Agreement, dated as of May 19, 2007, by and between Rubicon Technology, Inc. and Crystalwise Technology, Inc.	Filed as Exhibit 10.18 to Amendment No. 1, filed on October 11, 2007, to the registrant’s Registration Statement on Form S-1 (File No. 333-145880)

Exhibit No.	Description	Incorporation by Reference
10.19†	Supply Agreement, dated as of March 26, 2007, by and between Rubicon Technology, Inc. and Peregrine Semiconductor Corp.	Filed as Exhibit 10.19 to Amendment No. 2, filed on November 1, 2007, to the registrant’s Registration Statement on Form S-1 (File No. 333-145880)

10.20†	First Amendment of 2008 Supply Agreement, by and between Crystalwise Technology, Inc. and Rubicon Technology, Inc., effective as of July 7, 2008	Filed as Exhibit 10.17(a) to the registrant’s Quarterly Report on Form 10-Q on August 13, 2008 (File No. 1-33834)

10.21+	First Amendment to the 6” Supply Agreement, by and between Peregrine Semiconductor Corp. and Rubicon Technology, Inc., effective as of August 22, 2008	Filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q on November 13, 2008 (File No. 1-33834)

10.22+	Second Amendment to Supply Agreement, by and between Peregrine Semiconductor Corp. and Rubicon Technology, Inc., effective as of November 25, 2008	Filed as Exhibit 10.22 to the registrant’s Annual Report on Form 10-K on March 13, 2009 (File No. 1-33834)

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

*	Management contract or compensatory plan or arrangement of the Company.
†	Confidential treatment has been requested and granted for certain provisions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act.
+	Confidential treatment has been requested and granted for certain provisions of this Exhibit pursuant to Rule 24b-2 promulgated under the Exchange Act.

Rubicon Technology, Inc.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

ii.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

iii.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on management’s assessment using those criteria, as of December 31, 2009, management concluded that the Company’s internal controls over financial reporting were effective.

Grant Thornton LLP, independent registered public accounting firm, has audited the consolidated financial statements of the Company for the fiscal years ended December 31, 2009, 2008 and 2007 and the Company’s internal control over financial reporting as of December 31, 2009. Their reports are presented on the following pages.

Rubicon Technology, Inc.

March 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Rubicon Technology, Inc.

We have audited Rubicon Technology, Inc.’s (a Delaware Corporation and subsidiaries) (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of December 31, 2009 and 2008 and for each of the three years in the period ending December 31, 2009 and our report dated March 1, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

Madison, Wisconsin

March 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Rubicon Technology, Inc.

We have audited the accompanying consolidated balance sheets of Rubicon Technology, Inc. and subsidiaries (a Delaware Corporation) (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, redeemable equity and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 1, 2010 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Madison, Wisconsin

March 1, 2010

Rubicon Technology, Inc.

Consolidated balance sheets

	As of December 31,
	2009	2008
	(in thousands, other than share data)
Assets
Cash and cash equivalents	$3,860	$7,629
Restricted cash	8	5
Short-term investments	40,716	37,328
Accounts receivable, net	4,967	2,542
Inventories, net	6,597	7,882
Spare parts	2,133	3,569
Prepaid expenses and other current assets	1,311	1,357

Total current assets	59,592	60,312
Property and equipment, net	39,525	39,337
Investments	2,000	12,696
Other assets	69	—

Total assets	$101,186	$112,345

Liabilities and stockholders’ equity
Accounts payable	$2,056	$2,440
Accrued payroll	515	677
Corporate income and franchise taxes	171	255
Accrued and other current liabilities	1,004	580

Total current liabilities	3,746	3,952
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 undesignated shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 85,000,000 shares authorized and 21,482,558 and 21,279,692 shares issued and outstanding at December 31, 2009 and 2008	21	21
Additional paid-in capital	261,974	260,581
Treasury stock, at cost, 1,249,975 and 730,733 shares at December 31, 2009 and 2008	(5,661)	(3,084)
Accumulated other comprehensive income	(10)	129
Accumulated deficit	(158,884)	(149,254)

Total stockholders’ equity	97,440	108,393

Total liabilities and stockholders’ equity	$101,186	$112,345

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of operations

	Year ended December 31,
	2009	2008	2007
	(in thousands, other than share and per share data)
Revenue	$19,808	$37,838	$34,110
Cost of goods sold	23,427	25,746	22,045

Gross profit (loss)	(3,619)	12,092	12,065
Operating expenses:
General and administrative	4,811	6,691	6,157
Sales and marketing	1,137	968	675
Research and development	801	862	769
Loss on disposal of assets	—	1,215	139

Income (loss) from operations	(10,368)	2,356	4,325

Other income (expense):
Change in carrying value of convertible preferred stock warrants	—	—	(6,019)
Interest income	693	2,060	373
Interest expense	(2)	(2)	(1,458)
Realized gain (loss) on investments	47	(55)	—

Total other income (expense)	738	2,003	(7,104)

Income (loss) before income taxes	(9,630)	4,359	(2,779)
Income taxes	—	(4)	(75)

Net income (loss)	(9,630)	4,355	(2,854)
Dividends on preferred stock	—	—	(5,625)
Accretion of redeemable preferred stock	—	—	(59,934)

Net income (loss) attributable to common stockholders	$(9,630)	$4,355	$(68,413)

Net income (loss) per common share attributable to common stockholders
Basic	$(0.48)	$0.21	$(27.22)

Diluted	$(0.48)	$0.19	$(27.22)

Weighted average common shares outstanding used in computing net income (loss) per common share attributable to common stockholders
Basic	20,117,543	20,892,040	2,513,487
Diluted	20,117,543	21,920,861	2,513,487

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated Statements of redeemable equity and stockholders’ equity (deficit)

	Redeemable equity							Stockholders’ equity (deficit)
	Redeemable convertible preferred stock (Notes 7 & 8)		Common stock		Treasury Stock		Additional paid-in capital	Accum Other Comp Inc.	Accum deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
	(in thousands other than share data)
Balance at December 31, 2006	96,270,146	93,897	252,183	3	—	—	—	—	(77,596)	(77,593)
Exercise of stock options	—	—	12,455	—	—	—	21	—	—	21
Reclassification of convertible preferred stock warrants from liability to equity	—	—	—	—	—	—	10,388	—	—	10,388
Repurchase of fractional shares	—	—	(17)	—	—	—	—	—	—	—
Net exercise of stock warrants	—	—	53,903	—	—	—	—	—	—	—
Conversion of redeemable preferred stock to common stock	(96,270,146)	(139,045)	9,996,009	10	—	—	139,035	—	—	139,045
Conversion of accumulated preferred stock dividends to common stock	—	(20,411)	3,654,791	4	—	—	20,407	—	—	20,411
Beneficial conversion of dividends	—	—	—	—	—	—	30,491	—	(30,491)	—
Dividends on preferred stock	—	5,625	—	—	—	—	(5,625)	—	—	(5,625)
Restricted stock grant	—	—	14,284	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—			754	—	—	754
Accretion of preferred stock to redemption value	—	59,934	—	—	—	—	(17,266)	—	(42,668)	(59,934)
Net proceeds from initial public offering	—	—	6,505,000	7	—	—	81,038	—	—	81,045
Unrealized gain on investments	—	—	—	—	—	—	—	24	—	24
Net loss	—	—	—	—	—	—	—	—	(2,854)	(2,854)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(2 ,830)

Balance at December 31, 2007	—	—	20,488,608	24	—	—	259,243	24	(153,609)	105,682
Exercise of stock options	—	—	485,943	—	—	—	602	—	—	602
Restricted stock grant	—	—	5,537	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	771	—	—	771
Net exercise of stock warrants	—	—	292,922	—	—	—	—	—	—	—
Stock issued to board of directors	—	—	6,682	—	—	—	—	—	—	—
Unrealized gain on investments	—	—	—	—	—	—	—	105	—	105
Offering costs from initial public offering	—	—	—	—	—	—	(38)	—	—	(38)
Purchase of treasury stock, at cost	—	—	—	—	(730,733)	(3,084)	—	—	—	(3,084)
Reclassification of par value	—	—	—	(3)	—	—	3	—	—	—
Net income	—	—	—	—	—	—	—	—	4,355	4,355

Comprehensive income	—	—	—	—	—	—	—	—	—	4,460

Balance at December 31, 2008	—	$—	21,279,692	$21	(730,733)	(3,084)	$260,581	$129	$(149,254)	$108,393

Exercise of stock options	—	—	150,621	—	—	—	420	—	—	420
Stock-based compensation	—	—	—	—			973	—	—	973
Unrealized gain (loss) on investments	—	—	—	—	—	—	—	(126)	—	(126)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(13)	—	(13)
Net exercise of stock warrants	—	—	43,885	—	—	—	—	—	—	—
Stock issued to board of directors	—	—	8,360	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	—	—	—	—	(519,242)	(2,577)	—	—	—	(2,577)
Net loss	—	—	—	—	—	—	—	—	(9,630)	(9,630)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(9,769)

Balance at December 31, 2009	—	$—	21,482,558	$21	(1,249,975)	($5,661)	$261,974	($10)	$(158,884)	$97,440

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated Statements of cash flows

	Year ended December 31,
	2009	2008	2007
	(in thousands)
Cash flows from operating activities
Net income (loss)	$(9,630)	$4,355	$(2,854)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	5,342	4,452	3,355
Amortization of financing costs	—	—	11
Net loss on disposal of equipment	—	1,215	139
Change in carrying value of convertible stock warrants	—	—	6,019
Stock-based compensation	937	771	754
Interest expense related to accretion	—	—	769
Realized (gain)/loss on investments	(47)	55	—
Changes in operating assets and liabilities:
Accounts receivable	(2,425)	131	(1,748)
Inventories	1,285	(5,360)	(891)
Spare parts	1,436	(2,366)	(397)
Prepaid expenses and other assets	38	(16)	(617)
Accounts payable	(445)	(132)	1,091
Accrued payroll	(162)	(637)	558
Deferred revenue	—	(583)	518
Corporate income and franchise taxes	(84)	(130)	310
Accrued and other current liabilities	463	(252)	90

Net cash provided by (used in) operating activities	(3,292)	1,503	7,107

Cash flows from investing activities
Purchases of property and equipment	(5,530)	(18,701)	(10,564)
Proceeds from disposal of assets	—	—	30
Purchase of investments	(693)	(2,048)	(70,941)
Proceeds from sale of investments	7,922	25,039	—

Net cash provided by (used in) investing activities	1,699	4,290	(81,475)

Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering, net of issuance costs		(38)	81,045
Proceeds from exercise of options	420	602	21
Restricted cash	(3)	5	9
Proceeds from line of credit	—	—	3,000
Payments on line of credit	—	—	(3,973)
Payments on capital lease obligations	—	(29)	(251)
Proceeds from issuance of long-term debt	—	—	5,100
Payments on long-term debt	—	—	(9,841)
Purchase of treasury stock	(2,577)	(3,084)	—

Net cash provided by (used in) financing activities	(2,160)	(2,544)	75,110

Effect of foreign exchange rate changes on Cash and cash equivalents	(16)	—	—
Net increase (decrease) in cash and cash equivalents	(3,769)	3,249	742
Cash and cash equivalents, beginning of year	7,629	4,380	3,638

Cash and cash equivalents, end of year	$3,860	$7,629	$4,380

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$—	$2	$845
Warrants issued with debt instruments	—	—	596
Conversion of convertible preferred stock warrant liability to common stock warrants	—	—	10,388
Conversion of redeemable preferred stock and accrued dividends to common stock	—	—	159,456
Dividend conversion feature	—	—	30,491
Restricted stock grant	—	108	189
Conversion of accounts receivable to investments	—	2,000	—
Unrealized gain (loss) on investments	(126)	105	24
Deferred offering costs included in accounts payable	61	—	—
Stock based compensation incurred for accrued director’s fees	36	—	—

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

Rubicon Technology, Inc., a Delaware corporation (the “Company”), is an electronic materials provider that develops, manufactures and sells monocrystalline sapphire and other innovative crystalline products for LEDs, RFICs, blue laser diodes, optoelectronics and other optical applications. The Company sells its products on a global basis to customers in Asia, North America and Europe. The Company maintains its operating facilities in the Chicago metropolitan area.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Rubicon Worldwide LLC and Rubicon Sapphire Technology (Malaysia) SDN BHD. All intercompany transactions and balances have been eliminated in consolidation.

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

A summary of the Company’s significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Reverse stock split

All prior period common stock amounts have been retroactively adjusted to reflect a 1 for 13 reverse stock split effective August 30, 2007. As a result of this common stock split there was an automatic change in the conversion prices of all series of preferred stock and their related dividend conversion rates at the same 1 for 13 ratio.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

Cash and cash equivalents

The Company considers all unrestricted highly liquid investments immediately available to be cash equivalents. Cash equivalents primarily consist of time deposits with banks, unsettled trades and brokerage money market accounts.

Restricted cash

At December 31, 2009 and 2008, in connection with certain credit agreements, the Company is required to maintain $5,000 of restricted certificates of deposit. At December 31, 2009 and 2008, the Company held $3,555 and $205 of employee funds as part of a flexible spending program.

Investments

The Company invests available cash primarily in investment grade commercial paper, corporate notes and government securities. While the Company’s investment policy no longer includes auction-rate securities as an approved investment, the Company continues to hold auction-rate securities purchased prior to the policy change. The Company also holds put options associated with an agreement with UBS, AG (see “Auction-rate securities put options” below). Investments classified as available-for-sale securities are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Investments in trading securities are reported at fair value, with both realized and unrealized gains and losses recorded in other income (expense), in the Consolidated Statements of Operations. Investments in which the Company has the ability and intent, if necessary, to liquidate in order to support its current operations, are classified as short-term. The Company accounts for its investments in privately held entities, for which fair value is not readily determinable, in accordance with ASC Topic 323, Investments—Equity Methods and Joint Ventures.

The Company reviews its available-for-sale securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. The Company considers various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, its ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When the Company concludes that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Consolidated Statements of Operations. As of December 31, 2009, no impairment was recorded.

Auction-rate securities put options (“ARS Put Options”)

In October 2008, the Company entered into an agreement that provides the Company with the right, but not the obligation, to sell all of its auction-rate securities to UBS, AG for par value during the period from June 30, 2010 to July 2, 2012. The ARS Put Options will provide the Company with the opportunity to recover the estimated unrealized loss on its ARS investments. The Company recorded the fair value of the ARS Put Options upon receipt and included it in short-term investments at December 31, 2009 and in other long-term assets at December 31, 2008. The Company values ARS Put Options at fair value using a discounted cash flow model. Unrealized gains and losses related to the ARS Put Options are recognized in earnings. See Note 3—Investments for additional information regarding the ARS Put Options.

Treasury Stock

The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

Accounts receivable

The majority of the Company’s accounts receivable are due from manufacturers, primarily in the sapphire substrate polishing business, serving the LED industry. Credit is extended based on an evaluation of the customer’s financial condition. Accounts receivable are due based on contract terms and at stated amounts due from customers, net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time past due, the customer’s current ability to pay and the condition of the general economy and industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are recorded as a reduction to bad debt expense.

The following table shows the activity of the allowance for doubtful accounts:

	Year ended December 31,
	2009	2008
Beginning balance	$629,027	$189,077
Charges to costs and expenses	(606,497)	351,088
Accounts charged off, less recoveries	36,603	88,862

Ending balance	$59,133	$629,027

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

	As of December 31,
	2009	2008
Raw materials	$3,981,490	$4,295,053
Work in progress	1,277,255	1,775,400
Finished goods	2,788,267	2,400,984

	8,047,012	8,471,437
Reserve for obsolescence and realization	(1,450,070)	(589,409)

	$6,596,942	$7,882,028

The following table shows the activity of the obsolescence and realization reserve:

	Year ended December 31,
	2009	2008
Beginning balance	$589,409	$326,013
Charges to costs and expenses	860,661	263,396

Ending balance	$1,450,070	$589,409

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

Property and equipment

Property and equipment consisted of the following:

	As of December 31,
	2009	2008
Land and land improvements	$623,286	$—
Machinery, equipment and tooling	48,125,529	42,322,148
Leasehold improvements	6,984,938	6,881,185
Furniture and fixtures	715,399	715,399
Information systems	545,983	545,983
Construction in progress	4,360,621	5,361,318

Total cost	61,355,756	55,826,033
Accumulated depreciation and amortization	(21,830,250)	(16,488,760)

Property and equipment, net	$39,525,506	$39,337,273

Property and equipment are carried at cost and depreciated over their estimated useful lives using the straight-line method. The cost of maintenance and repairs is charged to expense as incurred. Significant renewals and improvements are capitalized. Depreciation and amortization expense associated with property and equipment was $5,341,490, $4,452,065 and $3,354,903 for the years ended December 31, 2009, 2008 and 2007.

Construction in progress includes costs associated with the construction of furnaces and deposits made on equipment purchases. Interest costs capitalized were not significant for the year ended December 31, 2007.

The estimated useful lives are as follows:

Asset description	Life
Machinery, equipment and tooling	3-10 years
Leasehold improvements	Lesser of life of lease or economic life
Furniture and fixtures	7 years
Information systems	3 years

Impairment of long-lived assets

When circumstances, such as adverse market conditions, indicate that the carrying value of a long-lived asset may be impaired, the Company performs an analysis to review the recoverability of the asset’s carrying value. The Company makes estimates of the undiscounted cash flows (excluding interest charges) from the expected future operations of the asset. These estimates consider factors such as expected future operating income, operating trends and prospects, as well as the effects of demand, competition and other factors. If the analysis indicates that the carrying value is not recoverable from future cash flows, an impairment loss is recognized to the extent that the carrying value exceeds the estimated fair value. Any impairment losses are recorded as operating expenses, which reduce net income.

During 2009, the Company’s machinery and equipment were underutilized due to a decline in sales. The Company did not perform a recoverability test of the assets to determine if further assessment for potential impairment was required as the sales decline is considered temporary due to the worldwide economic recession and is not considered a triggering event that would indicate that the carrying value may not be recoverable. In the fourth quarter 2009, the crystal growth and fabrication operations returned to full utilization and the Company expects the remaining operations to return to full utilization in 2010. There were no impairment losses on long lived assets for the years ended December 31, 2009, 2008 and 2007.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

	2009	2008
	(in thousands)
Balance, beginning of period	$51	$30
Charged to cost of sales	12	199
Actual product warranty expenditures	(43)	(178)

Balance, end of period	$20	$51

Fair value of financial instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, short and long-term investments, accounts receivable, and accounts payable. The carrying values of these assets and liabilities approximate their fair values due to the short-term nature of these instruments at December 31, 2009 and 2008. Fair value of put options on auction rate securities is discussed in Note 3 below.

Concentration of credit risks and other risks and uncertainties

Financial instruments that could potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. At December 31, 2009 and 2008, the Company had $798,290 and $233,324 on deposit at a financial institution in excess of amounts insured by the Federal Deposit Insurance Corporation. The Company performs periodic evaluation of this institution for relative credit standing. The Company has not experienced any losses in such accounts and management believes it is not exposed to any significant risk of loss on these balances.

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

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

The Company does not provide maintenance or other services and does not have sales that involve multiple elements or deliverables.

Shipping and handling costs

The Company records costs incurred in connection with shipping and handling products as cost of goods sold. Amounts billed to customers in connection with these costs are included in revenue and are not material for any of the periods presented in the accompanying financial statements.

Sales tax

The Company collects and remits sales taxes on products sold to customers and reports such amounts under the net method in its consolidated Statements of Operations and records a liability until remitted to the respective tax authority.

Stock-based compensation

The Company requires all share-based payments to employees, including grants of employee stock options, issued after January 1, 2006, to be measured at fair value and expensed in the Consolidated Statements of Operations over the service period (generally the vesting period) of the grant. Expense is recognized in the Consolidated Statements of Operations for these share-based payments.

Research and development

Research and development costs are expensed as incurred. Research and development expense was $800,524, $861,805 and $769,421 in 2009, 2008 and 2007.

Accounting for uncertainty in income taxes

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties as of December 31, 2009 and 2008, and had no interest or penalties for years ended December 31, 2009, 2008 and 2007. The Company is subject to taxation in the US and in a state jurisdiction. Due to the existence of net operating loss carryforwards, all tax years are open to examination by tax authorities.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Other comprehensive income

Other comprehensive income refers to revenue, expenses, gains and losses that, under US GAAP, are included in other comprehensive income (loss), but are excluded from net income (loss), as these amounts are recorded directly as an adjustment to stockholders’ equity (deficit), net of tax. For the year ended December 31, 2009, the Company recorded an unrecognized gain on investments and differences due to translation rates used in converting the Company’s foreign subsidiaries financial statements in accumulated other comprehensive income. For the years ended December 31, 2008 and 2007, the Company recorded an unrecognized gain on investments in accumulated other comprehensive income.

Convertible preferred stock warrant liability

The Company classifies its outstanding preferred stock warrants as liabilities as the warrants are exercisable into redeemable preferred shares. The fair value of warrants classified as liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in current period earnings. The Company’s management determined the fair value of the preferred stock warrants at January 1, 2006 and at each subsequent reporting date. The methodology used to value the warrants was a Black-Scholes option-pricing model. The determination of the fair value using this model will be affected by assumptions regarding a number of complex and subjective variables. These variables include expected stock volatility over the contractual term of the warrants, risk-free interest rates, and the estimated fair value of the underlying preferred stock. The contractual term used was equal to the remaining contractual term of the warrants. The volatility was based on an analysis of a peer group of public companies. Historical price volatilities of these companies were evaluated over a period of time equal to the contractual term of the warrants. The risk-free interest rates were based on US Treasury zero-coupon rates in effect at each reporting period with terms consistent with the remaining contractual term of the warrants. The fair value of the underlying preferred stock at January 1, 2006 and at each subsequent reporting date was determined based upon management’s valuation of the Company using market and income approaches and utilizing an option pricing methodology to allocate the Company valuation to each equity security. The allocated valuation amounts were then probability weighted based upon management’s best estimates of an initial public offering or remaining private. At the IPO all preferred stock warrants were converted to common stock warrants (see note 7) and the liability value using the IPO price as an assumption in the Black-Scholes option-pricing model, was reclassified to equity.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

Redeemable convertible preferred stock

The Company had issued various series of preferred stock. The holders of Series A, B, B-2, C, C-2, D, D-2, and E preferred stock had the option to sell their shares back to the Company at the greater of the original purchase price plus accrued and unpaid dividends, or the current fair market value of the shares plus accrued and unpaid dividends. As a result, the carrying value of the preferred stock was increased by an accretion amount each period so that the carrying amounts was equal to the greater of fair value plus accrued and unpaid dividends or the original cost plus accrued and unpaid dividends value for the Series A, B, B-2, C, C-2, D, D-2, and E preferred stock. The accreted amounts were recorded to additional paid-in capital, if any, and then to accumulated deficit (See Note 8). At the IPO, the option to sell was terminated and the related accretion of the preferred shares was transferred to additional paid-in-capital.

Net income (loss) per common share attributable to common stockholders

Net income (loss) per share of common stock is as follows for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
Net income (loss) per common share:
Basic:
Net income (loss)	$(0.48)	$0.21	$(1.14)

Net income (loss) attributable to common stockholders	$(0.48)	$0.21	$(27.22)

Diluted:
Net income (loss)	$(0.48)	$0.19	$(1.14)

Net income (loss) attributable to common stockholders	$(0.48)	$0.19	$(27.22)

Weighted average common shares outstanding used in:
Basic	20,117,543	20,892,040	2,513,487

Diluted	20,117,543	21,920,861	2,513,487

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of diluted common shares outstanding during the period. Diluted shares outstanding are calculated by adding to the weighted shares outstanding any common stock equivalents from redeemable preferred stock, outstanding stock options and warrants based on the treasury stock method.

Diluted net loss and net loss per common share is the same as basic net loss per common share in the years ended December 31, 2009 and 2007, because the effects of potentially dilutive securities are anti-dilutive.

The number of anti-dilutive shares excluded from the calculation of diluted net loss per share is as follows as of December 31:

	2009	2007
Warrants	242,132	795,845
Stock options	958,254	1,710,494

	1,200,386	2,506,339

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

In April 2009, the FASB issued ASC 320-10 (formerly FSP FAS 115-2 and FAS 124-2), “Investments—Debt and Equity Securities.” ASC 320-10 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. ASC 320-10 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The effective date is for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Disclosures for earlier periods presented for comparative purposes at initial adoption are not required. In periods after initial adoption, comparative disclosures are required only for periods ending after initial adoption. The adoption did not have a material effect on the determination or reporting of the Company’s financial results.

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

Effective January 1, 2009, the Company implemented Topic 820-10 (formerly SFAS 157), “Fair Value Measurements and Disclosures,” for its nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis. See Note 4 for disclosures associated with adoption of this standard. The adoption of Topic 820-10 had no impact on the Company’s accounting for nonfinancial assets and liabilities.

In May 2009, the FASB issued ASC 855-10 (formerly SFAS 165), “Subsequent Events.” ASC 855-10 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The pronouncement is effective with interim and annual financial periods ending after June 15, 2009. The Company adopted ASC 855-10 at the beginning of its 2009 third quarter. The adoption did not have a significant impact on the subsequent events that the Company reports, either through recognition or disclosure, in its consolidated financial statements.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

In June 2009, the FASB issued ASC 105-10 (formerly SFAS 168), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. ASC 105-10 will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernment entities. It also modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted ASC 105-10 for the 2009 third quarter reporting. The adoption did not have a significant impact on the reporting of the Company’s financial position, results of operations or cash flows.

In October 2009, the FASB issued new guidance that significantly changes the accounting for revenue in arrangements with multiple deliverables by requiring entities to separately account for individual deliverables in more of these arrangements and estimate the fair value of each component individually on a pro-rata basis. The guidance removes the criterion that entities must use vendor-specific objective and reliable evidence of fair value when separately accounting for deliverables, allowing for the recognition of revenue in a manner that more closely aligns with the economics of certain arrangements, based on management’s estimate of the selling price. The standard must be applied prospectively to revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. In addition, the FASB significantly expanded the disclosures related to multiple deliverable revenue arrangements. Although the Company continues to evaluate the impact of the adoption of this standard on its consolidated financial statements, the Company believes the impact of adoption will not be material in 2011, but could have a significant impact on future results as new or materially modified revenue arrangements with certain partners are established in the normal course of business.

Reclassifications

Certain prior period amounts on the balance sheet have been reclassified to conform to the current period presentation.

2. SEGMENT INFORMATION

The Company has determined that it operates in only one segment as it only reports profit and loss information on an aggregate basis to its chief operating decision maker.

Revenue is attributed by geographic region based on ship-to location of the Company’s customers. The following table summarizes revenue by geographic region:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Asia	$14,288	$20,045	$24,605
North America	4,970	16,519	8,682
Europe	550	1,274	823

Revenue	$19,808	$37,838	$34,110

3. INVESTMENTS

The Company invests available cash primarily in investment grade commercial paper, corporate notes and government securities. The Company’s short-term investments balance of $40.7 million as of December 31, 2009, is comprised of US Treasury securities of $21.8 million, auction-rate securities and put options of $10.1 million, corporate notes and bonds of $4.1 million, FDIC guaranteed certificates of deposit of $3.1 million and

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

commercial paper of $1.6 million. The Company’s investments, except for the auction-rate securities, put options and long-term investments, are classified as available-for-sale securities and are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive income (loss).

While the Company’s investment policy no longer includes auction-rate securities as an approved investment, the Company continues to hold auction-rate securities purchased prior to the policy change. In February 2008, the Company began experiencing failed auctions of its entire auction-rate securities portfolio, resulting in its inability to sell these securities in the short term. All of these auction-rate securities are AAA rated by one or more of the major credit rating agencies and have contractual maturities from 2036 to 2045. Further, all of these securities are collateralized by student loans, and approximately 99% of the collateral qualifies under the Federal Family Education Loan Program and is guaranteed by the US government. The Company is receiving the underlying cash flows (interest and redemptions) on all its auction-rate securities. The Company is unable to predict if these funds will become available before their maturity dates. The Company also holds put options associated with an agreement with UBS, AG related to the auction-rate securities purchased through them. It is the Company’s intent to exercise these put options at the first available date, therefore, the auction-rate securities and the related put options have been classified as short-term investments as of December 31, 2009. The auction-rate securities are trading securities recorded at fair value and unrealized gains and losses are reported as part of gain on investments in the Consolidated Statements of Operations. The Company’s long-term investments at December 31, 2009 consist of a $2.0 million investment in Peregrine Semiconductor, Corp. (a customer) Series D-1 Preferred shares.

As noted above, in October 2008 the Company entered into an agreement with UBS, AG, which provides the Company certain rights to sell to UBS, AG the auction-rate securities that were purchased through them. As of December 31, 2009, the Company held $10.1 million par value auction-rate securities purchased from UBS, AG. The Company has the option to sell these securities to UBS, AG at par value from June 30, 2010 through July 2, 2012. UBS, AG, at its discretion, may purchase or sell these securities on the Company’s behalf at any time provided the Company receives par value for the securities sold. The issuers of the auction-rate securities continue to have the right to redeem the securities at their discretion. The agreement also permits the Company to establish a demand revolving credit line in an amount equal to the par value of the securities at a net no cost. If the Company’s debt is determined to be rated below investment grade or is not rated, the amount that can be borrowed is limited to 75% of the market value of the auction-rate securities. As of December 31, 2009, the Company had no loans outstanding under this agreement.

The Company’s right to sell the auction-rate securities to UBS, AG, commencing on June 30, 2010, represents put options for a payment equal to the par value of the auction-rate securities. The Company values the put options at their estimated fair value using a discounted cash flow model. During the year ended December 31, 2009, the Company recorded a loss of $459,734, representing the changes in fair value of the put options. The Company also recorded a gain of $506,413, representing the change in fair value of the auction-rate securities, for the year ended December 31, 2009. Both the gain and loss from recording the change in fair value of the put options and auction-rate securities were recorded in gain (loss) on investments in the Consolidated Statements of Operations.

The Company values the auction-rate securities and put options using a discounted cash model that weighs various factors, including interest rates and expected holding period. At December 31, 2009, the fair value recorded on the balance sheet of auction-rate securities and ARS put options was $8.9 million and $1.2 million, respectively. The Company believes this is a fair value of these investments at December 31, 2009.

The investment in Peregrine Semiconductor Corp. (Peregrine) is accounted for as a cost method investment.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table presents the amortized cost, and gross unrealized gains and losses on all securities at December 31, 2009:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term Investments:
U.S. Treasury securities and agency (taxable)	$21,826	$3	$—	$21,829
Corporate Notes/Bonds (taxable)	4,072	—	2	4,070
FDIC guaranteed certificates of deposit (taxable)	3,080	2	—	3,082
Commercial Paper (taxable)	1,642	1	—	1,643
Auction rate securities	8,940	—	—	8,940
Auction rate securities put options	1,152	—	—	1,152

Total short-term investments	$40,712	$6	$2	$40,716

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$2,747	$—	$—	$2,747
Investments:
Available-for-sales securities—current	—	30,624	—	30,624
Trading securities—current	—	—	10,092	10,092

Total	$2,747	$30,624	$10,092	$43,463

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

Level 3 assets consist of AAA-rated municipal bonds with an auction reset feature (auction rate securities) whose underlying assets are generally student loans which are substantially backed by the federal government and auction rate security put options. As of December 31, 2009, it is the company’s intent to exercise the auction-rate security put options at the first available date; therefore, the Company has classified its investment in auction-rate securities as short-term investments. These investments were valued at fair value as of December 31, 2009.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of December 31, 2009:

Level 3 assets
Balance at January 1, 2009	$10,696
Redemption of auction-rate securities	(651)
Net recognized gains	47

Balance at December 31, 2009	$10,092

The Company holds certain assets and liabilities that are measured at fair value on a non-recurring basis in periods subsequent to initial recognition. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The aggregate carrying amount of the Company’s cost method investments was $2 million as of December 31, 2009 and 2008. As of December 31, 2009 the Company had no material assets or liabilities measured at fair value on a non-recurring basis using significant unobservable inputs (Level 3).

In addition to the debt securities noted above, the Company had approximately $1,113,000 of time deposits included in cash and cash equivalents as of December 31, 2009.

4. RELATED PARTY TRANSACTIONS

In November 2008, the Company purchased 1,345,444 shares of Peregrine Series D-1 Preferred shares for a total of $2.0 million, which represents less than 1% of shares outstanding. The terms and stock price of the purchase were the same as for the other investors who participated. Peregrine is a customer of the Company. For year ended December 31, 2009, revenue from Peregrine was $1,708,350. As of December 31, 2009, accounts receivable from Peregrine was $162,000. The pricing terms and conditions of the sales to Peregrine are similar to those available to the Company’s other non-related customers.

5. SIGNIFICANT CUSTOMERS

For the year ended December 31, 2009, the Company had three customers that accounted approximately 20%, 17% and 11% of its revenue. For the year ended December 31, 2008, the Company had four customers that accounted for approximately 29%, 17%, 12% and 10% of its revenue. For the year ended December 31, 2007, the Company had three customers that accounted for approximately 26%, 21% and 15% of its revenue.

Customers individually representing more than 10% of trade receivables accounted for approximately 68% and 61% of accounts receivable as of December 31, 2009 and 2008. The Company grants credit to customers based on an evaluation of their financial condition. Losses from credit sales are provided for in the financial statements.

6. CREDIT ARRANGEMENTS

Long-term debt

On April 9, 2007, the Company entered into a three year $12,000,000 term loan. An initial draw of $5,093,674 was used to retire all outstanding term debt, line of credit debt, terminal payments and debt fees. The

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Lines of credit

On April 9, 2007 the Company entered into a one year $4,000,000 accounts receivable and inventory line of credit with a lender. Proceeds were used to retire all outstanding line of credit debt under a previous agreement. The line of credit interest rate was prime plus 0.25%. On November 26, 2007, the line of credit was retired with proceeds from the IPO and the agreement was terminated.

7. STOCKHOLDERS’ EQUITY (DEFICIT), REDEEMABLE STOCK CONVERSIONS, ACCRUED DIVIDEND CONVERSIONS AND WARRANT CONVERSIONS

Common Stock

As of December 31, 2009, the Company had 85,000,000 shares of common stock authorized with a par value of $0.001 and the Company had reserved 2,194,286 shares of common stock for issuance upon the exercise of outstanding common stock options. Also, 874,269 shares of the Company’s common stock were reserved for future grants of stock options (or other similar equity instruments) under the Company’s 2001 Equity Plan and 2007 Stock Incentive Plan as of December 31, 2009. In addition 281,561 shares of the Company’s common stock were reserved for future exercise of outstanding warrants as of December 31, 2009.

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

9,791,183

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2006 the Company had redeemable convertible preferred stock, as follows (in thousands):

As of December 31,	2006
Authorized shares	139,786

Outstanding shares:
Series A	1,969
Series B	11,445
Series B-2	14,001
Series C	3,357
Series C-2	12,693
Series D	865
Series D-2	5,258
Series E	46,682

Total outstanding shares	96,270

Liquidation amounts:
Series A	$18,358
Series B and B-2	32,464
Series C and C-2	15,368
Series D and D-2	5,884
Series E	20,749

Total liquidation amounts	$92,823

As of December 31,	2006
Cumulative proceeds, net of issuance costs:
Series A	$10,473
Series B and B-2	14,204
Series C and C-2	12,142
Series D and D-2	4,982
Series E	12,989

Total cumulative proceeds, net of issuance costs	$54,790

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

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

Dividend conversion feature

The Company’s redeemable convertible preferred stock provided that the holder, at their discretion, could require the conversion of accumulated dividends into either cash or common stock based upon stated conversion rates. Accordingly, any excess of the fair value of common stock the holder would receive over the accumulated dividends is recorded as the dividends are accrued. At December 31, 2006 and November 21, 2007, the IPO date, the accumulated dividends were greater than the value of the shares the holder would receive upon conversion. At the closing of the IPO accumulated dividends were converted to common stock.

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

Each share of Series E preferred stock accrued cumulative dividends at a rate of $0.02806 per annum, compounded annually. At December 31, 2006, accumulated and undeclared dividends were $1,096,021. Each outstanding share of the Series E stock was convertible into 0.0769 shares of the Company’s common stock and, at the option of the holder, accrued dividends on such share were convertible into shares of common stock at the rate of $3.6478 per share. The holders of Series E preferred stock were entitled to vote on all matters on which holders of the Company’s common stock were entitled to vote, voting on an as-converted basis, except as the holders of common stock are entitled to vote as a separate class of stock as provided by law or the Company’s certificate of incorporation.

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

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Warrants

At December 31, 2006, the Company had 6,790,802, 131,096, 647,379, 1,792,351 and 17,000 warrants outstanding for the purchase of the Company’s Series E, C, B-2, B and A preferred stock at a price per share of $0.2806, $0.7628, $0.56, $0.56 and $5.319. The warrants were net exercised or converted to common stock at the closing of the IPO, as described in Note 7. All warrant holders had the option to convert the warrants into a number of shares determined by dividing (a) the aggregate fair market value of the shares issuable upon exercise of the warrant less the aggregate warrant price of such shares by (b) the fair value of one share. In addition, certain warrants contained an automatic exercise provision whereby the warrants were deemed automatically exercised immediately before the expiration or termination of the warrant if the fair value of one share of either (a) the preferred stock subject to the warrant or (b) the Company’s common stock issuable upon conversion, was greater than the warrant price.

During 2007 the Company issued warrants to purchase 1,710,620 shares of Series E preferred stock in conjunction with procurement of long-term debt. Upon the closing of the Company’s IPO, the Series E preferred stock warrants were converted into 131,606 common stock warrants, as described in Note 7. The warrants have an exercise price $3.6478 per share, and expire November 21, 2010. The estimated fair value of $596,151 was recorded as a reduction on the amount of the loan at the time the warrants were granted. Upon the closing of the IPO, the loan was repaid and the discount was charged to interest expense. During 2008 the warrants were exercised in full on a “net exercise” basis, resulting in the issuance of 112,423 shares of common stock.

During 2006, the Company issued warrants to purchase 571,988 shares of its Series E preferred stock in conjunction with a loan guarantee and an executive search. Upon the closing of the Company’s IPO, the Series E preferred stock warrants were converted into 43,997 common stock warrants as described in Note 7 The warrants have an exercise price of $3.6478, are immediately exercisable, and expire 10 years from the date of issuance. The fair value of the warrants of $81,230 and $31,648 was recorded as interest and recruiting expense. During 2009, 7,281 of these warrants were exercised on a “net exercise” basis, resulting in the issuance of 5,794 shares of common stock. During 2008, 12,336 of these warrants were exercised on a “net exercise” basis, resulting in the issuance of 10,736 shares of common stock.

During 2005, the Company issued warrants to purchase 3,920,169 shares of its Series E preferred stock in conjunction with the issuance of $5,500,000 of convertible promissory notes issued by the Company to investors from August 2005 through October 2005. Upon the closing of the Company’s IPO, the Series E preferred stock warrants were converted into 301,541 common stock warrants, as described in Note 7. The warrants have an exercise price of $3.6478, are immediately exercisable, and expire 10 years from the date of issuance. The fair value of the warrants of $773,621 and the value of the beneficial conversion feature contained in the notes of $678,000 were recorded as a debt discount at the time the warrants were granted. During 2009, 47,863 of these warrants were exercised on a “net exercise” basis, resulting in the issuance of 38,091 shares of common stock. During 2008, 10,232 of these warrants were exercised on a “net exercise” basis, resulting in the issuance of 8,908 shares of common stock.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

During 2005, the Company issued warrants to purchase 2,298,645 shares of its Series E preferred stock in conjunction with the restructuring of loans. Upon the closing of the Company’s IPO, the Series E preferred stock warrants were converted into 176,818 common stock warrants, as described in Note 7. The warrants have an exercise price of $3.6478, are immediately exercisable, and expire 10 years from the date of issuance. The fair value of the warrants, $454,575, was recorded as a reduction in the amount of the loan at the time the warrants were granted. Interest expense in the amount of $172,810 was recorded in 2007 to reflect accretion of the loan. During 2008 the warrants were exercised in full on a “net exercise” basis, resulting in the issuance of 116,497 shares of common stock.

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

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

Treasury Stock

In November 2008, the Company authorized a stock repurchase program to purchase up to $15 million of common stock over a period of two years. The stock repurchase program authorizes the Company to repurchase shares of its common stock in the open market at times and prices considered appropriate by the Company depending upon prevailing market conditions and other corporate considerations. The treasury shares are accounted for using the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. During 2009, the Company repurchased 519,242 shares at an average price of $4.96 for $2.6 million. During 2008, the Company repurchased 730,733 shares at an average price of $4.22 for $3.1 million.

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

The following table summarizes the activity of the stock incentive and equity plans:

	Shares available for grant	Number of options outstanding	Weighted- average option exercise price	Number of restricted stock and board shares issued
Outstanding at December 31, 2006	353,999	1,096,225	$1.41
Authorized	2,307,692	—
Granted	(783,409)	769,125	11.40	14,284
Exercised	—	(12,453)	1.66
Canceled/forfeited	142,403	(142,403)	1.80

Outstanding at December 31, 2007	2,020,685	1,710,494	5.87	14,284
Granted	(46,269)	34,050	23.30	12,219
Exercised	—	(485,943)	1.24
Canceled/forfeited	97,754	(97,754)	9.69

Outstanding at December 31, 2008	2,072,170	1,160,847	8.00	26,503
Granted	(1,274,827)	1,266,467	9.71	8,360
Exercised	—	(150,621)	2.79
Canceled/forfeited	76,926	(82,407)	4.34

Outstanding at December 31, 2009	874,269	2,194,286	$9.48	34,863

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table sets forth option grants made during 2009 with intrinsic value calculated based on grant date fair value.

Date of Grant	Number of options granted	Exercise price	Intrinsic value per share
February 2009	759,967	$4.01	—
April - May 2009	18,500	7.75 -8.06	—
July - September 2009	27,000	10.02 - 12.16	—
October 2009	11,000	14.57 - 16.93	—
December 2009	450,000	19.21	—

At December 31, 2009, the exercise prices of outstanding options was as follows:

Exercise Price	Number of options outstanding	Average remaining contractual life (years)	Number of options exercisable
$ 0.78 - 0.91	209,172	6.49	166,336
1.56 - 4.94	743,617	7.28	72,450
7.75 - 7.99	13,500	9.32	—
8.06 - 8.45	436,022	7.48	280,175
10.02 - 12.16	27,000	9.62	—
14.00 - 14.57	215,192	8.25	130,769
16.93 - 18.50	86,133	8.17	40,504
19.21 - 21.97	461,950	8.78	2,987
27.99 - 29.43	1,700	8.18	425

	2,194,286	8.12	693,646

An analysis of restricted stock issued is as follows:

Non-vested restricted stock as of December 31, 2007	14,284
Granted	5,537
Vested	(5,170)

Non-vested restricted stock as of December 31, 2008	14,651
Vested	(6,198)

Non-vested restricted stock as of December 31, 2009	8,453

The Company’s aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock. Based on the fair market value of the common stock at December 31, 2009, the intrinsic value for the options outstanding was $23,767,706 and the intrinsic value for the options exercisable was $8,625,028. At December 31, 2008, there was no aggregate intrinsic value of all stock options outstanding. The Company uses the Black-Scholes option pricing model to value stock options. The Company uses historical stock prices of companies which it considers as a peer group as the basis for its volatility assumptions. The assumed risk-free rates were based on US Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The expected term is based upon the vesting term of the Company’s options, a review of a peer group of companies, and expected exercise behavior. The forfeiture rate is based on past history of forfeited options. The expense is being allocated using the straight-

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

line method. For the years ended December 31, 2009, 2008 and 2007, the Company recorded $823,685 $590,541 and $742,253 of stock option compensation expense. As of December 31, 2009, the Company has $4,813,476 of total unrecognized compensation cost related to nonvested awards granted under the Company’s stock-based plans that it expects to recognize over a weighted-average period of 3.25 years.

The Company continues to account for options issued prior to January 1, 2006 under the intrinsic value method.

The weighted average fair value per share of options granted for the fiscal year ended December 31, 2009 was $9.71 and the fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model using an expected term of 5.2 years, risk-free interest rate of 0.37%—1.41%, expected volatility of 50% and no dividend yield. The Company used an expected forfeiture rate of 30% in 2009.

For the years ended December 31, 2009, 2008 and 2007, the Company recorded $113,997 $108,077 and $11,110 of stock compensation expense related to restricted stock.

In 2009, the Board of Directors awarded stock options to purchase 300,000 shares of common stock to key executives at an exercise price of $19.21, the closing price of the shares on the date of the grant. Vesting of the options is subject to achievement of specified annual revenue and net earnings targets by December 31, 2012. The Company is recording stock compensation expense related to these options based on the probability of achieving the targets. At December 31, 2009, the Company considered the first milestone of these targets to be probable, and recorded expense accordingly.

10. INCOME TAXES

Components of the income tax provision are as follows:

	Year ended December 31,
	2009	2008	2007
Current	$—	$4,141	$74,902
Deferred	—	—	—

Total	$—	$4,141	$74,902

	Year ended December 31,
	2009	2008	2007
US	$—	$4,141	$74,902
Foreign	—	—	—

Total	$—	$4,141	$74,902

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

The reconciliation of income tax computed at the federal statutory rate to loss before taxes is as follows:

	Year ended December 31,
	2009	2008	2007
U.S. Federal statutory rate	(34.0)%	34.00%	(34.00)%
State taxes	(4.78)%	4.54%	(4.82)%
Change in valuation of convertible preferred stock warrants	—	—	84.08%
Stock option expense	—	—	10.24%
Permanent differences	.07%	.26%	.34%
Prior year true-up	—	(6.83)%	—
Other	(.75)%	—	—
Valuation allowance	39.46%	(31.88)%	(53.14)%

	—%	0.09%	2.70%

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s net deferred income taxes are as follows at December 31:

	2009	2008
Deferred tax assets:
Allowance for doubtful accounts	$22,954	$244,175
Inventory reserves	675,087	308,460
Accrued liabilities	143,333	114,455
Warrant interest expense	250,830	321,641
Charitable contributions	7,782	4,114
Stock compensation expense	747,463	565,071
Net operating loss carryforward	16,586,156	12,128,320
Tax credits	139,587	79,043

Total deferred tax assets	18,573,193	13,765,279
Less valuation allowance	(15,261,292)	(11,460,903)

Net deferred tax assets	3,311,901	2,304,376
Deferred tax liability:
Depreciation	(3,144,766)	(2,085,765)
Restricted stock compensation expense	(42,237)	(86,489)
Prepaid expenses	(124,898)	(132,122)

Net deferred taxes	$—	$—

A valuation allowance to reduce the deferred tax assets is reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a $15,261,292 and $11,460,903 valuation allowance at December 31, 2009 and 2008 is necessary to reduce the tax assets to the amount that is more likely than not to be realized. The change in valuation allowance for the current year is $3,800,389. At December 31, 2009, the Company had separate federal and Illinois net operating loss carryforwards of $55,561,185 which begin to expire in 2021 and 2013, respectively.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

The Company does not believe that the utilization of net operating losses are subject to limits based upon certain ownership changes however, the Company will be updating its analysis in 2010 and the results of that analysis may indicate an ownership change. If an ownership change is determined, the utilization of the net operating losses and the tax credits, may be limited. As of December 31, 2009, no tax benefit has been recognized for these loss carryforwards. Additionally, the Company has not recorded a deferred tax asset for net operating losses (“NOL”) attributable to stock option exercises in the amount of $12,833,183 because the Company cannot record these excess tax benefit stock option deductions until the benefit has been realized by actually reducing taxes payable.

The Company prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on the Company’s financial statements for the year ended December 31, 2009.

There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2009, 2008 and 2007.

The Company files income tax returns in the United States federal jurisdiction and in a state jurisdiction. During 2009, the Company began foreign operations in Malaysia and Japan and is subject to local income taxes in both jurisdictions. The Company is exempt from Malaysian income tax for a ten year period beginning in 2009. The Company’s federal tax return for the periods ended December 31, 2008 and 2007 are currently under audit by the IRS. The Company does not expect the result to have a material impact on the financial statements or result of operation of the Company. The Company is not currently subject to any state tax examinations.

11. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases buildings used for manufacturing and offices. The leases provide for payment of the Company’s proportionate share of operating expenses and real estate taxes.

Net rent expense under operating leases in 2009, 2008 and 2007 amounted to $1,320,417, $1,270,662 and $1,191,269, respectively.

Future minimum payments under all leases are as follows:

Year ending December 31,	Operating leases
2010	$1,224,548
2011	1,113,586
2012	1,133,318
2013	1,153,589
2014	926,041
2015 and thereafter	224,277

Purchase Commitments

The Company has entered into agreements to purchase equipment or components to construct furnaces. These agreements will result in the Company purchasing equipment or components for a total cost of approximately $1.0 million with deliveries occurring through April 2010.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

In September 2009, the Company entered into a contract of RM$450,000 (approximately US $132,000) with a consulting firm to provide project management services for the construction of a manufacturing facility in Penang Malaysia. Payments are to be made as certain construction milestones are met with a 20% hold back amount payable upon completion of the building. In October 2009, the Company entered into a contract to purchase a parcel of land in Penang Malaysia to be used for the construction of a manufacturing facility. The purchase price is RM $2,132,886 (approximately US $654,000) and is payable in two installments. The first installment for 20% of the purchase price was paid at contract signing and the remaining 80% is due upon the construction of a factory on the land or within twelve months from the date of the agreement, whichever is earlier. At December 31, 2009, the Company has accrued $499,000 for the remaining amount due under this agreement. In November 2009, the Company entered into a contract of RM$17,702,465 (approximately US $5.2 million) with a builder for purposes of constructing a manufacturing facility. Payments are to be made as certain construction milestones are met and upon approval of the project manager. Construction has commenced and is expected to be completed by the end of 2010.

Litigation

From time to time, the Company experiences routine litigation in the normal course of its business. The management of the Company does not believe any pending litigation will have a material adverse effect on the financial condition or results of operations of the Company.

12. BENEFIT PLAN

The Company sponsors a 401(k) savings plan (the “Plan”). Employees are eligible to participate in the Plan upon reaching 21 years of age. Employees make contributions to the Plan through payroll deferrals and employer matching contributions are discretionary. There were no employer matching contributions for the years ended December 31, 2009, 2008 and 2007.

13. SUBSEQUENT EVENTS

On February 16, 2010, the Company entered into an agreement to purchase a 134,400 square foot building in Batavia, Illinois to be used for the expansion of crystal growth and fabrication operations. The purchase price is $7,000,000. There is a 40 day due diligence period from signing and closing is 15 days after that. A payment of $250,000 was made at signing and the remainder is due at closing.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

14. QUARTERLY FINANCIAL DATA (Unaudited)

Quarterly Financial Data (Unaudited)

Summary quarterly results for the two years ended December 31, 2009 are as follows (in thousands, other than share and per share data):

	Three Months Ended
2009	March 31	June 30	September 30	December 31	Full Year
Revenue	$2,338	$3,205	$5,737	$8,528	$19,808
Gross profit (loss)	$(2,608)	$(1,662)	$(406)	$1,057	$(3,619)
Income (loss) from operations	$(4,138)	$(3,131)	$(2,196)	$(903)	$(10,368)
Income (loss) before income taxes	$(3,868)	$(2,945)	$(2,062)	$(755)	$(9,630)
Net income (loss)	$(3,868)	$(2,945)	$(2,062)	$(755)	$(9,630)
Basic loss per common share	$(0.19)	$(0.15)	$(0.10)	$(0.04)	$(0.48)
Diluted loss per common share	$(0.19)	$(0.15)	$(0.10)	$(0.04)	$(0.48)
Weighted average common shares outstanding used in computing net loss per common share:
Basic	20,280,160	20,026,270	20,032,470	20,131,271	20,117,543
Diluted	20,280,160	20,026,270	20,032,470	20,131,271	20,117,543

2008	March 31	June 30	September 30	December 31	Full Year
Revenue	$10,508	$11,530	$11,758	$4,042	$37,838
Gross profit (loss)	$3,864	$4,337	$4,244	$(353)	$12,092
Income (loss) from operations	$1,477	$1,798	$1,276	$(2,195)	$2,356
Income (loss) before income taxes	$2,335	$2.239	$1,668	$(1,883)	$4,359
Net income (loss)	$2,272	$2,178	$1,619	$(1,714)	$4,355
Basic income (loss) per common share	$0.11	$0.10	$0.08	$(0.08)	$0.21
Diluted income (loss) per common share	$0.10	$0.10	$0.07	$(0.08)	$0.19
Weighted average common shares outstanding used in computing net income (loss) per common share:
Basic	20,551,642	20,899,421	21,222,321	20,894,777	20,892,040
Diluted	22,366,654	22,337,443	22,084,570	20,894,777	21,920,861