Form 10-Q
period 2010-03-31
Rubicon Technology, Inc.
filed 2010-05-05
CIK 1410172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2010

or

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

As of May 5, 2010 the Registrant had 20,271,171 shares of common stock, par value $0.001 per share, outstanding.

RUBICON TECHNOLOGY, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2010

PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Rubicon Technology, Inc.

Consolidated balance sheets

	March 31, 2010	December 31, 2009
	(unaudited) (in thousands other than share data)
Assets
Cash and cash equivalents	$12,505	$3,860
Restricted cash	7	8
Short-term investments	28,966	40,716
Accounts receivable, net	7,311	4,967
Inventories, net	6,635	6,597
Spare parts	2,535	2,133
Prepaid expenses and other current assets	1,477	1,311

Total current assets	59,436	59,592
Property and equipment, net	42,025	39,525
Investments	2,000	2,000
Other assets	187	69

Total assets	$103,648	$101,186

Liabilities and stockholders’ equity
Accounts payable	$1,685	$2,056
Accrued payroll	1,028	515
Corporate income and franchise taxes	128	171
Accrued and other current liabilities	1,182	1,004

Total current liabilities	4,023	3,746

Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 undesignated shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 85,000,000 shares authorized, 21,521,146 and 21,482,558 shares issued and outstanding	21	21
Additional paid-in capital	262,590	261,974
Treasury stock, at cost, 1,249,975 shares	(5,661)	(5,661)
Accumulated other comprehensive income	(16)	(10)
Accumulated deficit	(157,309)	(158,884)

Total stockholders’ equity	99,625	97,440

Total liabilities and stockholders’ equity	$103,648	$101,186

The accompanying notes are an integral part of these statements.

Rubicon Technology, Inc.

Consolidated statements of operations

	Three months ended March 31,
	2010	2009
	(unaudited) (in thousands, other than share and per share data)
Revenue	$11,516	$2,338
Cost of goods sold	7,363	4,946

Gross profit (loss)	4,153	(2,608)
Operating expenses:
General and administrative	2,141	1,135
Sales and marketing	257	243
Research and development	212	152

Income (loss) from operations	1,543	(4,138)

Other income:
Interest income	97	257
Realized loss on foreign currency translation	(40)	—
Realized gain on investments	15	13

Total other income	72	270

Income (loss) before income taxes	1,615	(3,868)
Income tax expense	(40)	—

Net income (loss)	$1,575	$(3,868)

Net income (loss) per common share
Basic	$0.08	$(0.19)

Diluted	$0.07	$(0.19)

Weighted average common shares outstanding used in computing net income (loss) per common share
Basic	20,244,347	20,280,160
Diluted	21,437,861	20,280,160

The accompanying notes are an integral part of these statements.

Rubicon Technology, Inc.

Consolidated statements of cash flows

	Three months ended March 31,
	2010	2009
	(unaudited) (in thousands)
Cash flows from operating activities
Net income (loss)	$1,575	$(3,868)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	1,398	1,296
Stock-based compensation	465	226
Realized gain on investments	(15)	(13)
Changes in operating assets and liabilities:
Accounts receivable	(2,344)	996
Inventories	(38)	(212)
Spare parts	(402)	678
Prepaid expenses and other current assets	(166)	304
Accounts payable	(371)	(1,234)
Accrued payroll	513	(301)
Corporate income and franchise taxes	(43)	(183)
Accrued and other current liabilities	152	(72)

Net cash provided by (used in) operating activities	724	(2,383)

Cash flows from investing activities
Purchases of property and equipment	(3,857)	(525)
Sales of investments	11,750	3,369

Net cash provided by investing activities	7,893	2,844

Cash flows from financing activities
Deferred offering costs	(118)	—
Proceeds from exercise of options	151	3
Restricted cash	1	(4)
Purchase of treasury stock	—	(2,577)

Net cash provided by (used in) financing activities	34	(2,578)

Net effect of currency translation	(6)	—
Net increase (decrease) in cash and cash equivalents	8,645	(2,117)
Cash and cash equivalents, beginning of period	3,860	7,629

Cash and cash equivalents, end of period	$12,505	$5,512

Supplemental disclosures of non-cash transactions
Unrealized gain on investments	$15	$115

The accompanying notes are an integral part of these statements.

Rubicon Technology, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

1. BASIS OF PRESENTATION

Interim financial data

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 for Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Company’s annual report filed on Form 10-K for the fiscal year ended December 31, 2009. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010.

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

The Company reviews its available-for-sale securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. The Company considers various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, its ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When the Company concludes that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Consolidated Statement of Operations. As of March 31, 2010, no impairment was recorded.

Auction-rate securities put options (“ARS Put Options”)

In October 2008, the Company entered into an agreement that provides the Company with the right, but not the obligation, to sell all of its auction-rate securities to UBS, AG for par value during the period from June 30, 2010 to July 2, 2012. The ARS Put Options will provide the Company with the opportunity to recover the estimated unrealized loss on its ARS investments. The Company recorded the fair value of the ARS Put Options upon receipt and included it in short-term investments at March 31, 2010. The Company values ARS Put Options at fair value using a discounted cash flow model. Unrealized gains and losses related to the ARS Put Options are recognized in earnings. See Note 4—Investments for additional information regarding the ARS Put Options.

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

	March 31, 2010	December 31, 2009
	(in thousands)
Raw materials	$3,768	$3,982
Work in progress	1,527	1,277
Finished goods	1,824	2,788

	7,118	8,047
Reserve for obsolescence and realization	(484)	(1,450)

	$6,635	$6,597

The change in inventory reserves is comprised of the disposal of obsolete inventory and a change in standard cost to net realizable value and changes to costs and expenses. The table below details such changes (in thousands):

Inventory reserves at December 31, 2009	$(1,450)
Disposal of obsolete inventory	472
Change in standard cost to net realizable value	331
Changes to costs and expenses	163

Inventory reserves at March 31, 2010	$(484)

Property and equipment

Property and equipment consisted of the following:

	March 31, 2010	December 31, 2009
	(in thousands)
Land and land improvements	$623	$623
Machinery, equipment and tooling	49,242	48,125
Leasehold improvements	7,667	6,985
Furniture and fixtures	728	715
Information systems	559	546
Construction in progress	6,434	4,361

Total cost	65,253	61,355
Accumulated depreciation and amortization	(23,228)	(21,830)

Property and equipment, net	$42,025	$39,525

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

Net income (loss) per share

Net income (loss) per share is as follows for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009
Net income (loss) (in thousands):	$1,575	$(3,868)
Net income (loss) per share:
Basic	$0.08	$(0.19)

Diluted	$0.07	$(0.19)

Weighted average common shares outstanding used in:
Basic	20,244,347	20,280,160
Diluted	21,437,861	20,280,160

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

Diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2009 because the effects of potentially dilutive securities were anti-dilutive.

At March 31, 2009 the Company had the following anti-dilutive securities outstanding which were excluded from the calculation of diluted net loss per share:

Warrants	76,757
Stock options	62,244

139,001

Recent Accounting Pronouncements

On January 21, 2010 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, amending Accounting Standards Codification (ASC) 820 (formerly Statement of Financial Accounting Standards No. 157). New disclosures related to transfers in and out of Level 1 and Level 2 measurements and separate disclosures about purchases, shares, issuances, and settlements relating to Level 3 measurements are required. ASU 2010-06 clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 measurements disclosures about purchases, shares, issuances, and settlements which is effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial condition or results of operations.

On February 24, 2010 the FASB issued ASU 2010-09, which amends ASC 855 to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent events procedures. ASU 2010-09 requires entities to evaluate subsequent events through the date the financial statements are issued. ASU 210-09 is effective immediately for financial statements that are issued or available to be issued. The adoption of ASU 2010-09 did not have a material impact on the Company’s financial condition or results of operations. See Note 10 for disclosures associated with adoption of this standard.

3. SEGMENT INFORMATION

The Company evaluates operations as one reportable segment, as it only reports profit and loss information on an aggregate basis to its chief operating decision maker.

Revenue is attributed by geographic region based on ship-to location of the Company’s customers. The following table summarizes revenue by geographic region:

	Three months ended March 31,
	2010	2009
	(in thousands)
Asia	$9,102	$537
North America	2,111	1,615
Europe	303	186

Revenue	$11,516	$2,338

4. INVESTMENTS

The Company invests available cash primarily in investment grade commercial paper, corporate notes and government securities. The Company’s short-term investments balance of $29.0 million as of March 31, 2010, is comprised of US Treasury securities of $13.0 million, auction-rate securities and put options of $9.7 million, corporate notes and bonds of $3.2 million and FDIC guaranteed certificates of deposit of $3.1 million. The Company’s investments, except for the auction-rate securities, put options and long-term investments, are classified as available-for-sale securities and are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive income (loss).

While the Company’s investment policy no longer includes auction-rate securities as an approved investment, the Company continues to hold auction-rate securities purchased prior to the policy change. In February 2008, the Company began experiencing failed auctions of its entire auction-rate securities portfolio, resulting in its inability to sell these securities in the short term. All of these auction-rate securities are AAA rated by one or more of the major credit rating agencies and have contractual maturities from 2036 to 2045. Further, all of these securities are collateralized by student loans, and approximately 99% of the collateral qualifies under the Federal Family Education Loan Program and is guaranteed by the US government. The Company is receiving the underlying cash flows on all its auction-rate securities. The Company is unable to predict if these funds will become available before their maturity dates. The Company also holds put options associated with an agreement with UBS, AG related to the auction-rate securities purchased through them. It is the Company’s intent to exercise these put options at the first available date, therefore, the auction-rate securities and the related put options have been classified as short-term investments as of March 31, 2010. The auction-rate securities are trading securities recorded at fair value and unrealized gains and losses are reported as part of gain on investments in the Consolidated Statements of Operations. The Company’s long-term investments at March 31, 2010 consist of a $2.0 million investment in Peregrine Semiconductor, Corp. (a customer) Series D-1 Preferred shares.

As noted above, in October 2008 the Company entered into an agreement with UBS, AG, which provides the Company certain rights to sell to UBS, AG the auction-rate securities that were purchased through them. As of March 31, 2010, the Company held $9.7 million par value auction-rate securities purchased from UBS, AG. The Company has the option to sell these securities to UBS, AG at par value from June 30, 2010 through July 2, 2012. UBS, AG, at its discretion, may purchase or sell these securities on the Company’s behalf at any time provided the Company receives par value for the securities sold. The issuers of the auction-rate securities continue to have the right to redeem the securities at their discretion. The agreement also permits the Company to establish a demand revolving credit line in an amount equal to the par value of the securities at a net no cost. If the Company’s debt is determined to be rated below investment grade or is not rated, the amount that can be borrowed is limited to 75% of the market value of the auction-rate securities. As of March 31, 2010, the Company had no loans outstanding under this agreement.

The Company’s right to sell the auction-rate securities to UBS, AG, commencing on June 30, 2010, represents put options for a payment equal to the par value of the auction-rate securities. The Company values the put options at their estimated fair value using a discounted cash flow model. During the three months ended March 31, 2010, the Company recorded a loss of $55,279, representing the change in fair value of the put options. The Company also recorded during the three ended March 31, 2010, a gain of $70,803, representing the change in fair value of the auction-rate securities. Both the gain and loss from recording the change in fair value of the put options and auction-rate securities were recorded in gain (loss) on investments in the Consolidated Statements of Operations.

The Company values the auction-rate securities and put options using a discounted cash model that weighs various factors, including interest rates and expected holding period. At March 31, 2010, the fair value recorded on the balance sheet of auction-rate securities and ARS put options was $8.6 million and $1.1 million, respectively. The Company believes this is a fair value of these investments at March 31, 2010.

The investment in Peregrine Semiconductor Corp. (Peregrine) is accounted for as a cost method investment.

The following table presents the amortized cost, and gross unrealized gains and losses on all securities at March 31, 2010 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term Investments:
U.S. Treasury securities and agency (taxable)	$13,021	—	$5	$13,016
Corporate Notes/Bonds (taxable)	3,170	—	9	3,161
FDIC guaranteed certificates of deposit (taxable)	3,080	2	—	3,082
Auction rate securities	8,611	—	—	8,611
Auction rate securities put options	1,096	—	—	1,096

Total short-term investments	$28,978	$2	$14	$28,966

Long-term Investments:
Peregrine Semiconductor, Corp. Series D-1 Preferred shares	$2,000	$—	$—	$2,000

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2010:

	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$10,994	$—	$—	$10,994
Investments:
Available-for-sales securities—current	—	19,259	—	19,259
Trading securities—non-current	—	—	9,707	9,707

Total	$10,994	$19,259	$9,707	$39,960

Level 3 assets consist of AAA-rated municipal bonds with an auction reset feature (auction rate securities) whose underlying assets are generally student loans which are substantially backed by the federal government and auction rate security put options. As of March 31, 2010, it is the Company’s intent to exercise the auction rate securities put options at the first available date; therefore, the Company has classified its investment in auction rate securities as short-term investments. These investments were valued at fair value as of March 31, 2010.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial asset as of March 31, 2010 (in thousands):

Level 3
Balance at January 1, 2010	$10,092
Redemption of auction rate securities	(400)
Net recognized gains and (losses)	15

Balance at March 31, 2010	$9,707

In addition to the debt securities noted above, the Company had approximately $1.5 million of time deposits included in cash and cash equivalents as of March 31, 2010.

5. RELATED PARTY TRANSACTIONS

In November 2008, the Company purchased 1,345,444 shares of Peregrine Series D-1 Preferred shares for a total of $2.0 million, which represents less than 1% of shares outstanding. The terms and stock price of the purchase were the same as for the other investors who participated. Peregrine is a customer of the Company. For the three months ended March 31, 2010, revenue from Peregrine was $1,002,000. As of March 31, 2010, accounts receivable from Peregrine was $612,500. The pricing terms and conditions of the sales to Peregrine are similar to those available to the Company’s other non-related customers.

6. SIGNIFICANT CUSTOMERS

For the three months ended March 31, 2010, the Company had three customers that accounted for 25%, 15% and 12% of its revenue and for the three months ended March 31, 2009, the Company had three customers that accounted for approximately 34%, 19% and 14% of its revenue.

Customers individually representing more than 10% of trade receivables accounted for approximately 57% and 68% of accounts receivable as of March 31, 2010 and December 31, 2009, respectively. The Company grants credit to customers based on an evaluation of their financial condition. Losses from credit sales are provided for in the financial statements.

7. STOCKHOLDERS’ EQUITY

Common Stock

As of March 31, 2010, the Company had 85,000,000 shares of common stock authorized with a par value of $0.001 and the Company had reserved 2,177,058 shares of common stock for issuance upon the exercise of outstanding common stock options. Also, 852,909 shares of the Company’s common stock were reserved for future grants of stock options (or other similar equity instruments) under the Company’s 2001 Equity Plan (the “2001 Plan”) and 2007 Stock Incentive Plan (the “2007 Plan”) as of March 31, 2010. In addition, 281,561 shares of the Company’s common stock were reserved for future exercise of outstanding warrants as of March 31, 2010.

Warrants

For the three months ended March 31, 2010, no common stock warrants were exercised. At March 31, 2010 and December 31, 2009, there were 281,561 common stock warrants outstanding.

Treasury Stock

In November 2008, the Company authorized a stock repurchase program to purchase up to $15.0 million of common stock over a period of two years. The stock repurchase program authorizes the Company to repurchase shares of its common stock in the open market at times and prices considered appropriate by the Company depending upon prevailing market conditions and other corporate considerations. The treasury shares are accounted for using the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. For the three months ended March 31, 2010, no shares were repurchased.

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

In August 2007, the Company adopted the 2007 Plan, which allows for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and bonus shares. The maximum number of shares which may be awarded or sold under the 2007 Plan is 2,307,692 shares. The Board of Directors has appointed a committee to administer the plan. The plan committee determines the type of award to be granted, the fair market value, the number of shares covered by the award, and the time when the award vests and may be exercised.

The Company uses the Black-Scholes option pricing model to value stock options issued after January 1, 2006. The Company uses historical stock prices of companies which it considers as a peer group as the basis for its volatility assumptions. The assumed risk-free rates were based on US Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The expected term is based upon the vesting term of the Company’s options, a review of a peer group of companies, and expected exercise behavior. The forfeiture rate is based on past history of forfeited options. The expense is being allocated using the straight-line method. For the three months ended March 31, 2010 and 2009, the Company recorded $465,471 and $162,302 of stock compensation expense, respectively. As of March 31, 2010, the Company has $3,439,174 of total unrecognized compensation cost related to non-vested awards granted under the Company’s stock-based plans that it expects to recognize over a weighted-average period of 2.95 years. The Company accounts for options issued prior to January 1, 2006 under the intrinsic value method.

The following table summarizes the activity of the stock incentive and equity plans as of March 31, 2010 and changes during the three months then ended:

	Shares available for grant	Number of options outstanding	Weighted- average option exercise price	Number of restricted stock and board shares issued
At December 31, 2009	874,269	2,194,286	$9.48	34,863
Authorized	—
Granted	(21,751)	21,751	17.94	—
Exercised	—	(38,588)	3.92
Cancelled/forfeited	391	(391)	3.91	—

At March 31, 2010	852,909	2,177,058	$9.66	34,863

The weighted average fair value per share of options granted for the three months ended March 31, 2010 was $17.94, and the fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model using an expected term of 5.4 years, risk-free interest rates of 0.38% - 0.75%, respectively, expected volatility of 60% and no dividend yield. The Company used an expected forfeiture rate of 27.54%.

For the three months ended March 31, 2010 and 2009, the Company recorded $28,499 of stock compensation expense related to restricted stock.

A summary of the Company’s non-vested options during the three month period ended March 31, 2010 is presented below:

	Options	Weighted-average exercise price
Non-vested at January 1, 2010	1,500,639	$2.26
Granted	21,751	17.94
Vested	(200,535)	4.08
Forfeited	(387)	3.91

Non-vested at March 31, 2010	1,321,468	$11.37

An analysis of restricted stock issued is as follows:

Non-vested restricted stock as of December 31, 2009	8,453
Granted	—
Vested	(1,846)

Non-vested restricted stock as of March 31, 2010	6,607

9. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company has entered into agreements to purchase land, equipment and components to construct furnaces. These agreements will result in the Company purchasing buildings, equipment or components for a total cost of approximately $12,893,000 with deliveries occurring through December 2010.

Litigation

From time to time, the Company experiences routine litigation in the normal course of its business. The management of the Company does not believe any pending litigation will have a material adverse effect on the financial condition or results of operations of the Company.

10. SUBSEQUENT EVENTS

On April 16, 2010, the Company purchased a 134,400 square foot building in Batavia, Illinois to be used for the expansion of crystal growth and fabrication operations. The purchase price is $7,000,000. A payment of $250,000 was made at signing and the remainder paid at closing.

We evaluated the events or transactions occurring between the balance sheet date and the date of issuance of the financial statements to determine if any would require recognition or disclosure in the financial statements. There were no material subsequent events, except as described above.

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

You should read this Quarterly Report, the documents that we reference in this Quarterly Report and have filed with the SEC as exhibits and our Annual Report on Form 10-K for the year ended December 31, 2009 with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

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

Historically, a significant portion of our revenue has been derived from sales to relatively few customers. For the three months ended March 31, 2010, we had three customers that accounted for approximately 25%, 15% and 12% of our revenue and for the three months ended March 31, 2009, we had three customers that accounted for approximately for 34%, 19% and 14% of our revenue. Other than as discussed above, none of our customers accounted for more than 10% of our revenue for such periods. Although we are attempting to diversify and expand our customer base, we expect our revenue to continue to be concentrated among a small number of customers. We expect that our significant customers may change from period to period.

We recognize revenue upon shipment to our customers. We derive a significant portion of our revenue from customers outside of the United States. The majority of our sales are to the Asian market and we expect that region to continue to be a major source of revenue for us. All of our revenue is denominated in US dollars.

Our revenue in the first quarter of 2009 was significantly impacted by the global recession. Much of the sapphire we sell into the marketplace goes into LED lighting for consumer electronics. Consumer spending on these products declined during the recession, which decreased demand for our products. Toward the end of 2009, demand for sapphire began to strengthen as consumers resumed spending on consumer electronics, driven, in part, by the introduction of new products such as LED backlit LCD televisions. With the increased demand, average selling prices for our products in the three months ended March 31, 2010 increased 20% sequentially from the fourth quarter of 2009. We expect demand and average selling prices to continue to improve in 2010, although it is difficult to predict the magnitude and timing of further increases.

We manufacture and ship our products from our facilities in the Chicago metropolitan area. We have approximately 102,600 square feet of manufacturing and office space. We are currently building a 65,000 square foot facility in Penang, Malaysia, which will process sapphire grown by us in our Illinois facilities into finished cores and wafers. We anticipate this facility to open in the fourth quarter of 2010. We also acquired in April 2010 a 134,400 square foot building in Batavia, Illinois to expand our crystal growth operations. We anticipate this facility will begin operations in the fourth quarter of 2010.

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

Our operating expenses are comprised of sales and marketing, research and development (“R&D”), and general and administrative (“G&A”) expenses. G&A expenses consist primarily of salaries and associated costs for employees in finance, human resources, information technology and administrative activities, charges for accounting, legal, and insurance fees, and stock-based compensation. The majority of our stock-based compensation relates to administrative personnel and is accounted for as a G&A expense.

Other income (expense) consists of interest income and expense and realized gains and losses on investments and currency translation. For the three months ended March 31, 2010, interest income was $97,000 partially offset by a realized loss on currency translation of $40,000. For the three months ended March 31, 2009, interest income was $257,000.

We account for income taxes under the asset and liability method whereby the expected future tax consequences of temporary differences between the book value and the tax basis of assets and liabilities are recognized as deferred tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to be recognized. A full valuation allowance is provided as management cannot conclude that it is more likely than not that our deferred tax assets will be realized. At March 31, 2010, we had approximately $55.6 million in net operating loss carryforwards (“NOLs”). We believe that we are not restricted in our ability to use the full amount of the NOLs, nor is there a limit to the amount of NOLs that may be used in any given year, however, we will update our analysis in 2010 and the results of that analysis may indicate an ownership change. If an ownership change is determined, the utilization of the NOLs may be limited. As of March 31, 2010, no tax benefit has been recognized for these loss carryforwards.

We anticipate our capital expenditures will be between $35 million and $45 million in 2010. These expenditures will be primarily focused on expansion projects in Illinois and Malaysia. Our capital expenditures in the first quarter 2010 were $3.9 million.

RESULTS OF OPERATIONS

The following table sets forth our consolidated statements of operations for the periods indicated:

	Three months ended March 31,
	2010	2009
	(in millions)
Revenue	$11.5	$2.3
Cost of goods sold	7.4	4.9

Gross profit (loss)	4.1	(2.6)

Operating expenses:
General and administrative	2.1	1.1
Sales and marketing	0.3	0.2
Research and development	0.2	0.2

Total operating expenses	2.6	1.5

Income (loss) from operations	1.5	(4.1)
Other income	0.1	0.2

Income (loss) before income taxes	1.6	(3.9)
Income tax expense	—	—

Net income (loss)	$1.6	$(3.9)

The following table sets forth our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Three months ended March 31,
	2010	2009
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	64	213

Gross profit (loss)	36	(113)

Operating expenses:
General and administrative	18	47
Sales and marketing	3	9
Research and development	2	9

Total operating expenses	23	65

Income (loss) from operations	13	(178)
Other income (expense)	1	9

Income (loss) before income taxes	14	(169)
Income tax expense	—	—

Net income (loss)	14%	(169)%

Revenue. Revenue was $11.5 million for the three months ended March 31, 2010 and $2.3 million for the three months ended March 31, 2009, an increase of $9.2 million. We experienced a significant increase in revenue across most product lines and diameters due to increased demand for our products as the market rebounded significantly. Revenue from the sale of core products for the three months ended March 31, 2010 increased by $8.3 million, of which $8.2 million was attributed to volume and $103,000 due to an increase in pricing. This was partially offset by a decrease in as cut sales of $954,000 attributed to focusing production on higher margin core products. We also increased our sales of polished wafers by $1.4 million as demand for these products increased in both the SOS RFIC and LED markets. We also had higher revenue of $358,000 from optical products due to increased sales of sapphire for military, sensor and instrumentation applications. For the remainder of 2010, we expect pricing on all product lines to continue to strengthen as we currently expect the demand for sapphire to remain high.

Gross profit (loss). Gross profit was $4.1 million for the three months ended March 31, 2010 compared to a gross loss of $2.6 million for the three months ended March 31, 2009, an increase of $6.7 million. The increase in gross profit is primarily attributable to higher revenue of $9.2 million and better utilization of equipment and staff, which led to improved operating leverage and higher throughput.

General and administrative expenses. G&A expenses were $2.1 million for the three months ended March 31, 2010 and $1.1 million for the three months ended March 31, 2009, an increase of $970,000. The increase was primarily due to $360,000 from higher bonus costs due to no performance bonus earned in 2009, higher bad debt expense of $176,000 as 2009 included a reduction of our reserve on collection of an over 90 day past due receivable, and $200,000 in increased stock option expense for executives. We also incurred higher corporate taxes of $67,000, increased legal fees of $62,000, increased recruiting costs of $32,000 relating to our Malaysian employees, and $29,000 in higher salary and payroll tax expenses associated with salary increases.

Sales and marketing expenses. Sales and marketing expenses were $257,000 for the three months ended March 31, 2010 and $243,000 for the three months ended March 31, 2009, an increase of $14,000. The increase in sales and marketing expenses is attributable to additional salary and payroll taxes of $25,000 associated with annual salary increases, an increase in travel of $9,000 in support of meeting with potential and existing customers partially offset by a decrease in marketing expenses of $19,000 on timing of trade shows.

Research and development expenses. R&D expenses were $212,000 for the three months ended March 31, 2010 and $152,000 for the three months ended March 31, 2009, an increase of $60,000. The increase was primarily attributable to higher payroll costs of $42,000 due to an increase in headcount and an increase in spending on research projects of $20,000.

Other income (expense). Other income was $73,000 for the three months ended March 31, 2010 and $270,000 for the three months ended March 31, 2009, a decrease in net other income of $197,000. The decrease was due to lower interest income of $159,000 as a result of lower investment principal and lower interest rates and realized loss on currency translation of $40,000.

LIQUIDITY AND CAPITAL RESOURCES

We historically funded our operations using a combination of issuances of common stock and preferred stock, a working capital line of credit and term loans, and cash generated from our operations.

As of March 31, 2010, we had cash and short term investments totaling $41.5 million, including cash of $1.5 million held in deposits at major banks, $11.0 million invested in money market funds and $29.0 million invested in short term certificates of deposit, state and local bonds, auction-rate securities and put options, and U.S. treasury securities. Our long term investment consists of a $2.0 million investment in Peregrine Semiconductor, Corp. (one of our customers) Series D1 preferred stock. In February 2008, we began experiencing failed auctions of our entire auction-rate securities portfolio, resulting in our inability to sell these securities in the short term. All of the auction-rate securities are AAA rated by one or more of the major credit rating agencies and have contractual maturities from 2036 to 2045. Further, all of these securities are collateralized by student loans, and approximately 99% of the collateral qualifies under the Federal Family Education Loan Program and is guaranteed by the US government. We are receiving the underlying cash flows on all of our auction-rate securities. We are unable to predict if these funds will become available before their maturity dates. We also hold put options associated with an agreement with UBS, AG related to the auction-rate securities purchased through them. It is our intent to exercise these put options at the first available date. Therefore, the auction-rate securities and the related put options have been classified as short-term investments as of March 31, 2010.

In October 2008, we entered into an agreement with UBS, AG, which provides us with certain rights to sell to UBS, AG all of our auction-rate securities that were purchased through them. We have the option to sell these securities to UBS, AG at par value from June 30, 2010 through July 2, 2012. UBS, AG, at its discretion, may purchase or sell these securities on our behalf at any time provided we receive par value for the securities sold. The issuers of the auction-rate securities continue to have the right to redeem the securities at their discretion. The agreement also permits us to establish a demand revolving credit line in an amount equal to the par value of the securities at a net no cost. If our debt is determined to be rated below investment grade or is not rated, the amount that can be borrowed is limited to 75% of the market value of the auction-rate securities. As of March 31, 2010, we had no loans outstanding under this agreement.

Our right to sell the auction-rate securities to UBS, AG commencing on June 30, 2010 represents put options for a payment equal to the par value of the auction-rate securities. We value the put options at their estimated fair value using a discounted cash flow model. During the three months ended March 31, 2010 and 2009, we recorded a realized loss of $55,279 and $505,463, respectively, representing the changes in fair value of the put options. We also recorded during the three months ended March 31 2010 and 2009, a gain of $70,803 and $518,934 respectively, representing the changes in fair value of the auction-rate securities. Both the gain and loss from recording the change in fair value of the put options and auction-rate securities were recorded in gain (loss) on investments in the Consolidated Statements of Operations. We do not expect to need access to the auction-rate securities capital prior to the maturity of the auction-rate security put options.

Cash flows from operating activities

The following table represents the major components of our cash flows from operating activities for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009
	(in thousands)
Net income (loss)	$1,575	$(3,868)
Non-cash items:
Depreciation and amortization	1,398	1,296
Stock based compensation and other, net	450	213

Total non-cash items:	1,848	1,509

Working capital:
Accounts receivable	(2,344)	996
Accounts payable	(371)	(1,234)
Other accruals	622	(556)
Inventories	(38)	(212)
Prepaid expenses and other current assets	(568)	982

Total working capital items:	(2,699)	(24)

Net cash provided by (used in) operating activities	$724	$(2,383)

Cash provided by operating activities was $724,000 for the three months ended March 31, 2010. During such period, we generated net income of $1.6 million and we incurred non-cash expenses of $1.8 million, including depreciation and amortization expense of $1.4 million and stock-based compensation expense of $465,000. During such period, cash from net working capital decreased $2.7 million, which was comprised of an increase in accounts receivable of $2.3 million due to higher sales volumes, a decrease in accounts payable of $371,000 due to timing of payments, an increase in other accruals of $622,000 consisting primarily of an increase in accrued payroll of $513,000 from increased headcount and bonus accrual, and an increase in prepaid expenses of $568,000 due to timing of furnace replacement parts.

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

Cash flows from investing activities

Net cash provided by investing activities was $7.9 million and $2.8 million for the three months ended March 31, 2010 and 2009, respectively. During the three months ended March 31, 2010, we used approximately $1.8 million to add crystal growth furnaces, $345,000 toward the purchase of an additional facility, and $302,000 to upgrade our current facilities and add to existing capacity in other areas. We also used approximately $1.4 million in the construction of our facility in Malaysia. This was partially offset by sales of investments of $11.8 million which were used to fund operations and capital spending. During the three months ended March 31, 2009, we used approximately $456,000 to add crystal growth furnaces and approximately $57,000 to upgrade existing capacity in other areas. This was partially offset by sales of investments of $3.4 million which were used to fund operations, capital spending and our stock repurchases. We are planning on expanding our crystal growth facilities in Illinois and are building a facility in Malaysia that will support post crystal growth manufacturing. It is difficult to predict the timing of capital expenditures on these projects, but we anticipate the total cost of these projects to be between $60 million and $65 million to be spent over a two year period, and expect our 2010 capital expenditures to be between $35 million and $45 million.

Cash flows from financing activities

Net cash provided by (used in) financing activities was $34,000 and ($2.6) million for the three months ended March 31, 2010 and 2009, respectively. Net cash provided by financing activities for the three months ended March 31, 2010 reflects proceeds from the exercise of stock options of $151,000 partially offset by deferred offering costs of $118,000. Net cash used in financing activities for the three months ended March 31, 2009 reflects stock repurchases of $2.6 million.

Future liquidity requirements

We are increasing our production capacity by adding an additional crystal growth facility in Batavia, Illinois and building a post crystal growth operation facility in Malaysia on the parcel of land we purchased in October 2009. We began these expansion projects in the fourth quarter of 2009 and anticipate these new facilities opening in the fourth quarter of 2010. While some new capacity will be available at the time we open these facilities, we anticipate that it will take twelve months from the opening of these facilities to install all necessary equipment and have these facilities fully functional. We believe that our existing cash, cash equivalents, investments, and anticipated cash flows from operating activities will be sufficient to continue our expansion projects for the next twelve months. However, we may seek to secure debt or additional equity financing over the next year to provide additional liquidity. Our cash needs include cash required to fund our operations, taking into account the capital needed to fund our planned expansions in the US and Asia. If the assumptions underlying our business plan regarding future revenues and expenses change, or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or convertible debt securities. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we obtain debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. If we are unable to obtain financing on terms favorable to us, we may be unable to successfully execute our business plan.

Contractual obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments at March 31, 2010. Changes in our business needs, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are complex and necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table sets forth information relating to our contractual obligations at March 31, 2010:

	Payments due in
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Purchase order obligations	$1,724,000	$1,724,000	—	—	—
Building purchase and construction obligations	$11,169,000	$11,169,000	—	—	—

Total contractual obligations	$12,893,000	$12,893,000	$—	$—	$—

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

Inventory valuation

We value our inventory at the lower of cost or market. Market is determined based on net realizable value. Cost is determined for raw materials on a first-in, first-out basis and work in process and finished goods are based on actual costs. We establish inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based on customer required specifications. We evaluate the ability to realize the value of our inventory based on a combination of factors, including forecasted sales, estimated current and future market value and changes in customers’ product specifications. Recoveries of previously written-down inventory are recognized only when the related inventory is sold and revenue has been recognized. Inventory reserves decreased in the three months ended March 31, 2010 by $966,000 primarily on disposal of obsolete inventory, resetting of standard costs on certain inventory items to net realizable value and ability to sell previously determined excess quantities. Based on improved demand and pricing of our products, we believe that it is unlikely that significant adjustments for inventory obsolescence will occur in 2010. Our method of estimating excess and obsolete inventory has remained consistent for all periods presented. However, if our recognition of excess or obsolete inventory is, or if our estimates of our inventory’s potential utility become, less favorable than currently expected, additional inventory reserves may be required. We determine our normal operating capacity and record as expense costs attributable to lower utilization of equipment and staff. For the three months ended March 31, 2010 and 2009, we determined we were not operating at capacity and recorded as expense costs associated with lower utilization of equipment and staff of $284,000 and $2.9 million, respectively. With the improved demand, we believe that it is unlikely that additional significant adjustments for lower utilization of equipment and staff will occur in 2010.

Investments

We invest available cash primarily in investment grade commercial paper, corporate notes, government securities and auction rate securities. Investments classified as available-for-sale securities are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Investments in trading securities are reported at fair value, with both realized and unrealized gains and losses recorded in other income (expense), net in the Consolidated Statement of Operations. Investments in which we have the ability and intent, if necessary, to liquidate in order to support our current operations are classified as short-term. Our long-term investments at March 31, 2010, consist of a $2.0 million investment in Peregrine Semiconductor, Corp. (a customer) Series D-1 Preferred shares.

We review our available-for-sale securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When we conclude that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Consolidated Statement of Operations. As of March 31, 2010, no impairment was recorded.

In October 2008, we entered into an agreement that provides us with the right, but not the obligation, to sell all our auction-rate securities to UBS, AG for par value during the period from June 30, 2010 to July 2, 2012 (the “ARS Put Options”). The ARS Put Options provide us with the opportunity to recover the estimated unrealized loss on our ARS investments. We recorded the fair value of the ARS Put Options upon receipt. It is our intent to exercise these put options at the first available date, therefore, the auction-rate securities and the related put options have been classified as short-term investments as of March 31, 2010. We value the put options at their estimated fair value using a discounted cash flow model. Unrealized gains and losses related to the ARS Put Options are recognized in earnings. We value the auction-rate securities and ARS Put Options using a discounted cash flow model that weights various factors including interest rates and expected holding period. At March 31, 2010, the fair value recorded on the balance sheet of auction-rate securities and ARS Put Options was $8.6 million and $1.1 million, respectively.

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

The expected term represents the weighted-average period that our stock options are expected to be outstanding and is based upon the vesting term of our options, a review of a peer group of companies, and expected exercise behavior. Until November 2007, we were operating as a private company, and, as a result, we were unable to use our actual price volatility data. Therefore, we estimate the volatility of our common stock based on volatility of similar entities over the expected term of our stock options. We base the risk-free interest rate that we use in the option pricing model on US Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and, therefore, use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The current forfeiture rate of 27.54% was based on our past history of forfeitures.

We allocate stock based compensation costs using a straight-line method which amortizes the fair value of each option on a straight-line basis over the service period.

Based on the variables affecting the valuation of our common stock and the method used for allocating compensation costs, we recognized $465,000 in stock compensation expense during the three months ended March 31, 2010.

Valuation methodologies employed

All option grants made during the three months ended March 31, 2010 and 2009 were granted at an exercise price per share equal to the closing market price of our common stock on the date of grant. Therefore, there is no intrinsic value because the exercise price per share of each option was equal to the fair value of the common stock on the date of grant.

The aggregate intrinsic value of all stock options outstanding at March 31, 2010, based on the fair market value of the common stock at March 31, 2010, was $22.9 million.

RECENT ACCOUNTING PRONOUNCEMENTS

On January 21, 2010 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, amending Accounting Standards Codification (ASC) 820 (formerly Statement of Financial Accounting Standards No. 157). New disclosures related to transfers in and out of Level 1 and Level 2 measurements and separate disclosures about purchases, shares, issuances, and settlements relating to Level 3 measurements are required. ASU 2010-06 clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 measurements disclosures about purchases, shares, issuances, and settlements which is effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on our financial condition or results of operations.

On February 24, 2010 the FASB issued ASU 2010-09, which amends ASC 855 to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent events procedures. ASU 2010-09 requires entities to evaluate subsequent events through the date the financial statements are issued. ASU 210-09 is effective immediately for financial statements that are issued or available to be issued. The adoption of ASU 2010-09 did not have a material impact on our financial condition or results of operations. See Note 10 for disclosures associated with adoption of this standard.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2010, there have been no material changes in the off-balance sheet arrangements disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For the first three months ended March 31, 2010, except as noted below, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Foreign currency exchange risk. To date, substantially all of our international sales have been transacted in US dollars. With our expansion in Malaysia, we may have exposure to foreign currency exchange rates. We currently do not enter into foreign currency hedging transactions.

ITEM 4.	CONTROLS AND PROCEDURES

Management’s evaluation of disclosure controls and procedures

Based on evaluations at March 31, 2010, our chief executive officer and chief financial officer, with the participation of the management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our certifying officers have concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

From time to time we may be named in claims arising in the ordinary course of business. Currently, there are no legal proceedings or claims pending against us or involving us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business or financial condition.

ITEM 1A.	RISK FACTORS

Our business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond our control. We have identified a number of these risk factors in our Annual Report on Form 10-K for the year ended December 31, 2009, which factors should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Use of Proceeds

Our Registration Statement on Form S-1 (333-145880) covering the initial public offering of our shares of common stock was declared effective by the SEC on November 15, 2007.

The net offering proceeds to us after deducting expenses totaled approximately $81.0 million. As of March 31, 2010, we had used approximately $7.6 million of the net proceeds to repay borrowings outstanding under the revolving line of credit financing agreement with Hercules Technology Growth Capital, Inc. and to pay related fees and expenses. We also have used $5.7 million to repurchase shares of our common stock, $2.0 million to purchase Series D-1 preferred shares of Peregrine Semiconductor Corp. (one of our customers) and $28.1 million on capital expenditures and $1.8 million for working capital and general corporate purposes. We intend to use the remaining $35.8 million of the net proceeds for our production capacity expansion project, working capital and other general corporate purposes.

Issuer Purchases of Equity Securities

In November 2008, we announced a repurchase plan approved by our Board of Directors authorizing the purchase of up to $15.0 million of our outstanding common stock over a period of two years. The stock repurchase program authorizes us to purchase shares of our common stock in the open market at times and prices considered appropriate by us depending upon prevailing market conditions and other corporate considerations. There was no stock repurchased for the three months ended March 31, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits filed or incorporated by reference as a part of this report are listed in the Index to Exhibits which appears following the signature page to this Quarterly Report on Form 10-Q and is incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 5, 2010.

Rubicon Technology, Inc.

By	/s/ Raja M. Parvez
Raja M. Parvez
Chief Executive Officer and President

By	/s/ William F. Weissman
William F. Weissman
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

The Exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Incorporation by Reference
3.1	Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to Amendment No. 2, filed on November 1, 2007, to the registrant’s Registration Statement on Form S-1 (File No. 333-145880)

3.2	Amended and Restated Bylaws of Rubicon Technology, Inc.	Filed as Exhibit 3.2 to Amendment No. 2, filed on November 1, 2007, to the registrant’s Registration Statement on Form S-1 (File No. 333-145880)

10.1	Agreement for Purchase and Sale of Real Estate, dated February 16, 2010, by and between Rubicon Technology, Inc. and Douglas Business Center, LLC.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002