Form 10-Q
period 2010-06-30
Rubicon Technology, Inc.
filed 2010-08-06
CIK 1410172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2010

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from              to

Commission file number 001-33834

RUBICON TECHNOLOGY, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-4419301
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

900 East Green Street Bensenville, Illinois	60106
(Address of Principal Executive Offices)	(Zip Code)

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

As of August 6, 2010 the Registrant had 22,936,896 shares of common stock, par value $0.001 per share, outstanding.

RUBICON TECHNOLOGY, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended June 30, 2010

PART I FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

Rubicon Technology, Inc.

Consolidated balance sheets

	June 30, 2010	December 31, 2009
	(unaudited) (in thousands other than share data)
Assets
Cash and cash equivalents	$20,910	$3,860
Restricted cash	506	8
Short-term investments	72,825	40,716
Accounts receivable, net	9,239	4,967
Inventories, net	6,834	6,597
Spare parts	3,403	2,133
Prepaid expenses and other current assets	1,610	1,311

Total current assets	115,327	59,592
Property and equipment, net	56,122	39,525
Investments	2,000	2,000
Other assets	—	69

Total assets	$173,449	$101,186

Liabilities and stockholders’ equity
Accounts payable	$3,269	$2,056
Accrued payroll	1,240	515
Corporate income and franchise taxes	151	171
Accrued and other current liabilities	1,979	1,004

Total current liabilities	6,639	3,746

Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 undesignated shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 85,000,000 shares authorized and 24,169,012 and 21,482,558 shares issued and outstanding	24	21
Additional paid-in capital	325,955	261,974
Treasury stock, at cost, 1,249,975 shares	(5,661)	(5,661)
Accumulated other comprehensive income	(87)	(10)
Accumulated deficit	(153,421)	(158,884)

Total stockholders’ equity	166,810	97,440

Total liabilities and stockholders’ equity	$173,449	$101,186

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of operations

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(unaudited) (in thousands, other than share data)
Revenue	$15,787	$3,205	$27,303	$5,543
Cost of goods sold	8,562	4,867	15,925	9,813

Gross profit (loss)	7,225	(1,662)	11,378	(4,270)
Operating expenses:
General and administrative	2,436	1,025	4,577	2,160
Sales and marketing	306	246	563	489
Research and development	234	198	446	350
Loss on disposal of assets	305	—	305	—

Income (loss) from operations	3,944	(3,131)	5,487	(7,269)

Other income (expense):
Interest income	56	150	153	407
Realized loss on foreign currency transactions	(19)	—	(59)	—
Realized gain (loss) on investments	(7)	36	8	49

Total other income (expense)	30	186	102	456

Income (loss) before income taxes	3,974	(2,945)	5,589	(6,813)
Income tax expense	(86)	—	(126)	—

Net income (loss)	$3,888	$(2,945)	$5,463	$(6,813)

Net income (loss) per common share
Basic	$0.19	$(0.15)	$0.27	$(0.34)

Diluted	$0.18	$(0.15)	$0.25	$(0.34)

Weighted average common shares outstanding used in computing net income (loss) per common share
Basic	20,790,208	20,026,270	20,517,277	20,153,215

Diluted	21,912,520	20,026,270	21,675,190	20,153,215

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of cash flows

	Six months ended June 30,
	2010	2009
	(unaudited) (in thousands)
Cash flows from operating activities
Net income (loss)	$5,463	$(6,813)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	2,790	2,614
Net loss on disposal of assets	305	—
Stock-based compensation	1,013	453
Realized gain on investments	(8)	(49)
Changes in operating assets and liabilities:
Accounts receivable	(4,272)	268
Inventories	(237)	(88)
Spare parts	(1,270)	1,011
Prepaid expenses and other current assets	(295)	525
Accounts payable	1,213	(1,124)
Accrued payroll	725	(400)
Corporate income and franchise taxes	(20)	(161)
Accrued and other current liabilities	937	(160)

Net cash provided by (used in) operating activities	6,344	(3,924)

Cash flows from investing activities
Purchases of property and equipment	(19,692)	(1,614)
Purchases of investments	(47,687)
Proceeds from sale of investments	15,500	3,478

Net cash (used in) provided by investing activities	(51,879)	1,864

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs of $4,063	61,789	—
Proceeds from exercise of options	1,251	4
Restricted cash	(498)	(3)
Purchase of treasury stock	—	(2,577)

Net cash provided by (used in) financing activities	62,542	(2,576)

Net effect of currency translation	43	—
Net increase (decrease) in cash and cash equivalents	17,050	(4,636)
Cash and cash equivalents, beginning of period	3,860	7,629

Cash and cash equivalents, end of period	$20,910	$2,993

Supplemental disclosures of non-cash transactions
Unrealized loss on investments	$86	$49

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

1. BASIS OF PRESENTATION

Interim financial data

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete consolidated financial statements and should be read in conjunction with the Company’s annual report filed on Form 10-K for the fiscal year ended December 31, 2009. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Consolidated operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010.

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

The Company reviews its available-for-sale securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. The Company considers various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, its ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When the Company concludes that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Consolidated Statement of Operations. As of June 30, 2010, no impairment was recorded.

Auction-rate securities put options (“ARS Put Options”)

In October 2008, the Company entered into an agreement that provided the Company with the right, but not the obligation, to sell all its auction-rate securities to UBS, AG for par value during the period from June 30, 2010 to July 2, 2012. The ARS Put Options provided the Company with the opportunity to recover the estimated unrealized loss on its ARS investments. The Company recorded the fair value of the ARS Put Options upon receipt and valued the ARS Put Options using a discounted cash flow model. Unrealized gains and losses related to the ARS Put Options are recognized in earnings. See Note 4—Investments for additional information regarding the ARS Put Options.

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

	June 30, 2010	December 31, 2009
	(in thousands)
Raw materials	$3,870	$3,982
Work in progress	1,826	1,277
Finished goods	1,627	2,788

	7,323	8,047
Reserve for obsolescence and realization	(489)	(1,450)

	$6,834	$6,597

The change in inventory reserves is comprised of the disposal of obsolete inventory and a change in standard cost to net realizable value and charges to costs and expenses. The table below details such changes (in thousands):

Inventory reserves at December 31, 2009	$(1,450)
Disposal of obsolete inventory	472
Change in standard cost to net realizable value	331
Charges to costs and expenses	158

Inventory reserves at June 30, 2010	$(489)

Property and equipment

Property and equipment consisted of the following:

	June 30, 2010	December 31, 2009
	(in thousands)
Land and land improvements	$1,158	$623
Machinery, equipment and tooling	46,865	48,125
Leasehold improvements	7,667	6,985
Furniture and fixtures	728	715
Information systems	748	546
Construction in progress	21,051	4,361

Total cost	78,217	61,355
Accumulated depreciation and amortization	(22,095)	(21,830)

Property and equipment, net	$56,122	$39,525

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

The Company does not provide maintenance or other services and it does not have sales that involve multiple elements or deliverables.

Net income (loss) per common share

Net income (loss) per share of common stock is as follows for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income (loss) (in thousands)	$3,888	$(2,945)	$5,463	$(6,813)
Net income (loss) per common share:
Basic	$0.19	$(0.15)	$0.27	$(0.34)

Diluted	$0.18	$(0.15)	$0.25	$(0.34)

Weighted average common shares outstanding used in:
Basic	20,790,208	20,026,270	20,517,277	20,153,215
Diluted	21,912,520	20,026,270	21,675,190	20,153,215

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

June 30, 2009
Warrants	206,218
Stock options	645,441

851,659

Recent accounting pronouncement

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

In April 2010, the FASB issued ASU No. 2010 -17 – Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This standard provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for certain research and development transactions. Under this new standard, a company can recognize as revenue consideration that is contingent upon achievement of a milestone in the period in which it is achieved, only if the milestone meets all criteria to be considered substantive. ASU No. 2010 - 17 is effective for fiscal years beginning on or after June 15, 2010. ASU No. 2010 - 17 is not expected to have a material impact on the Company’s financial statements.

3. SEGMENT INFORMATION

The Company evaluates operations as one reportable segment, as it only reports profit and loss information on an aggregate basis to its chief operating decision maker.

Revenue is attributed by geographic region based on ship-to location of the Company’s customers. The following table summarizes revenue by geographic region:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Asia	$13,421	$2,178	$22,523	$2,715
North America	1,929	922	4,040	2,537
Europe	437	105	740	291

Revenue	$15,787	$3,205	$27,303	$5,543

The following table summarizes assets by geographic region:

	June 30, 2010	December 31, 2009
North America	$165,536	$100,429
Asia	7,913	757

Assets	$173,449	$101,186

4. INVESTMENTS

The Company invests available cash primarily in investment grade commercial paper, corporate notes and government securities. The Company’s short-term investments balance of $72.8 million as of June 30, 2010, is comprised of US Treasury securities of $10.0 million, auction-rate securities of $7.7 million, corporate notes and bonds of $39.0 million, commercial paper of $15.9 million and FDIC guaranteed certificates of deposit of $200,000. The Company’s short-term investments, except for the auction-rate securities and put options and long-term investments, are classified as available-for-sale securities and are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive income (loss).

In February 2008, the Company began experiencing failed auctions of its entire auction-rate securities portfolio, resulting in its inability to sell these securities in the short term. The Company held put options associated with an agreement with UBS, AG related to the auction-rate securities purchased through them. The Company exercised these put options on June 30, 2010 with a settlement date of July 1, 2010. The auction-rate securities are recorded at their par value and are classified as short-term investments as of June 30, 2010. The auction-rate securities are trading securities recorded at fair value and unrealized gains and losses are reported as part of gain on investments in the Consolidated Statements of Operations. The Company’s long-term investments at June 30, 2010, consist of a $2.0 million investment in Peregrine Semiconductor, Corp. (a customer) Series D-1 Preferred shares.

As noted above, in October 2008 the Company entered into an agreement with UBS, AG, which provided the Company certain rights to sell to UBS, AG the auction-rate securities that were purchased through them. The Company had the option to sell these securities to UBS, AG at par value from June 30, 2010 through July 2, 2012, and exercised the option on June 30, 2010.

The ARS Put Options provided the Company with the opportunity to recover the estimated unrealized loss on its ARS investments. The Company recorded the fair value of the ARS Put Options upon receipt. The Company exercised these put options on June 30, 2010 with a settlement date of July 1, 2010; therefore, the auction-rate securities have been classified as short-term investments and recorded at par value of $7.7 million as of June 30, 2010. The Company valued the put options at their estimated fair value using a discounted cash flow model that weighs various factors, including interest rates and expected holding period. Unrealized gains and losses related to the ARS Put Options are recognized in earnings. During the three and six months ended June 30, 2010, the Company recorded a gain (loss) of ($7,337) and $63,466 representing the changes in fair value of the auction-rate securities. The Company also recorded during the six months ended June 30, 2010, a loss of $55,279 representing the changes in fair value of the put options. During the three and six months ended June 30, 2009, the Company recorded a gain (loss) of $32,191 and ($473,272), representing the changes in fair value of the put options. The Company also recorded during the three and six months ended June 30, 2009, a gain of $3,987 and $522,921, representing the changes in fair value of the auction-rate securities. Both the gain and loss from recording the change in fair value of the put options and auction-rate securities were recorded in gain on investments in the Consolidated Statements of Operations.

The investment in Peregrine Semiconductor Corp. (Peregrine) is accounted for as a cost method investment.

The following table presents the amortized cost, gross unrealized gains and losses and fair value on all securities at June 30, 2010:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term Investments:
U.S. Treasury securities and agency (taxable)	$10,008	$3	$—	$10,011
FDIC guaranteed certificates of deposit (taxable)	200	—	—	200
Corporate Notes and Bonds (taxable)	39,028	—	(64)	38,964
Commercial Paper (taxable)	15,972	—	(22)	15,950
Auction-rate securities	7,700	—	—	7,700

Total short-term investments	$72,908	$3	$(86)	$72,825

Long-term Investments:
Peregrine Semiconductor, Corp. Series D-1 Preferred shares	$2,000	$—	$—	$2,000

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2010:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash Equivalents:
Money market funds	$17,575	$—	$—	$17,575
Investments:
Available-for-sales securities—current	—	65,125	—	65,125
Trading securities—current	—	—	7,700	7,700

Total	$17,575	$65,125	$7,700	$90,400

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of June 30, 2010:

Level 3
(in thousands)
Balance at January 1, 2010	$10,092
Redemption of auction-rate security	(2,400)
Net recognized gains	8

Balance at June 30, 2010	$7,700

In addition to the debt securities noted above, the Company had approximately $3.3 million of time deposits included in cash and cash equivalents as of June 30, 2010.

5. RELATED PARTY TRANSACTIONS

In November 2008, the Company purchased 1,345,444 shares of Peregrine Series D-1 Preferred shares for a total of $2.0 million, which represents less than 1% of Peregrine’s shares outstanding. The terms and stock price of the purchase were the same as for the other investors who participated. Peregrine is a customer of the Company. For the three and six months ended June 30, 2010, revenue from Peregrine was $892,500 and $1,894,500. As of June 30, 2010 and December 31, 2009, accounts receivable from Peregrine were $420,000 and $162,000. The pricing terms and conditions of the sales to Peregrine are similar to those available to the Company’s other non-related customers.

6. SIGNIFICANT CUSTOMERS

For the three months ended June 30, 2010, the Company had two customers that accounted for approximately 19% and 15% of revenue and for the three months ended June 30, 2009, the Company had two customers that accounted for approximately 30% and 27% of revenue. For the six months ended June 30, 2010, the Company had two customers that accounted for approximately 22% and 12% of revenue and for the six months ended June 30, 2009, the Company had five customers that accounted for approximately 20%, 17%, 16%, 13% and 10% of revenue.

Customers individually representing more than 10% of trade receivables accounted for approximately 54% and 68% of accounts receivable as of June 30, 2010 and December 31, 2009, respectively. The Company grants credit to customers based on an evaluation of their financial condition. Losses from credit sales are provided for in the financial statements.

7. STOCKHOLDERS’ EQUITY

Common Stock

As of June 30, 2010, the Company had 85,000,000 shares of common stock authorized with a par value of $0.001 and the Company had reserved 1,822,436 shares of common stock for issuance upon the exercise of outstanding common stock options. Also, 693,449 shares of the Company’s common stock were reserved for future grants of stock options (or other similar equity instruments) under the Company’s 2001 Equity Plan (the “2001 Plan”) and 2007 Stock Incentive Plan (the “2007 Plan”) as of June 30, 2010. In addition, 281,561 shares of the Company’s common stock were reserved for future exercise of outstanding warrants as of June 30, 2010.

On June 21, 2010, the Company completed a public offering of common stock in which a total of 3,029,100 shares were sold at a price of $30.00 per share. 2,195,100 shares of common stock were sold by the Company, including 395,100 shares pursuant to the full exercise of the underwriter’s over-allotment option, and 834,000 shares of common stock were sold by certain stockholders of the Company. The Company raised a total of $65.9 million in gross proceeds from the offering, or approximately $61.8 million in net proceeds after deducting the underwriting discount and commissions of $3.5 million and estimated other offering costs of approximately $642,000. The Company did not receive any of the proceeds from the sale of common stock by the selling stockholders.

Warrants

For the three and six months ended June 30, 2010, no common stock warrants were exercised. At June 30, 2010 and December 31, 2009, there were 281,561 common stock warrants outstanding.

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

The Company uses the Black-Scholes option pricing model to value stock options issued after January 1, 2006. The Company uses historical stock prices of companies which it considers as a peer group as the basis for its volatility assumptions. The assumed risk-free rates were based on US Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The expected term is based upon the vesting term of the Company’s options, a review of a peer group of companies, and expected exercise behavior. The forfeiture rate is based on past history of forfeited options. The expense is being allocated using the straight-line method. For the three and six months ended June 30, 2010, the Company recorded $503,663 and $940,636, respectively, of stock compensation expense. For the three and six months ended June 30, 2009, the Company recorded $198,191 and $360,493, respectively, of stock compensation expense. As of June 30, 2010, the Company has $6,396,620 of total unrecognized compensation cost related to non-vested awards granted under the Company’s stock-based plans that it expects to recognize over a weighted-average period of 3.22 years. The Company accounts for options issued prior to January 1, 2006 under the intrinsic value method.

The following table summarizes the activity of the stock incentive and equity plans as of June 30, 2010 and changes during the six months then ended:

	Shares available for grant	Number of options outstanding	Weighted- average option exercise price	Number of restricted stock and board shares issued
At December 31, 2009	874,269	2,194,286	$9.48	34,863
Authorized	—	—	—	—
Granted	(185,171)	185,171	28.49	—
Exercised	—	(552,676)	5.60	—
Cancelled/forfeited	4,345	(4,345)	16.77	—

At June 30, 2010	693,443	1,822,436	$12.57	34,863

The weighted average fair value per share of options granted for the six months ended June 30, 2010 was $28.49 and the fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model using an expected term of 5.4 years, risk-free interest rates of 0.29% - 0.75%, expected volatility of 60% and no dividend yield. The Company used an expected forfeiture rate of 27.54%.

For the three and six months ended June 30, 2010, the Company recorded $44,198 and $72,697, respectively, of stock compensation expense related to restricted stock. For the three and six months ended June 30, 2009, the Company recorded $28,500 and $56,999, respectively, of stock compensation expense related to restricted stock.

For the six months ended June 30, 2009, the Company issued 8,360 shares of common stock to outside directors of the Company as a portion of the directors’ compensation. The fair value of $35,605 was recorded as stock compensation expense.

A summary of the Company’s non-vested options during the six month period ended June 30, 2010 is presented below:

	Options	Weighted-average exercise price
Non-vested at January 1, 2010	1,500,639	$2.26
Granted	185,171	28.49
Vested	(241,917)	5.13
Forfeited	(4,281)	16.98

Non-vested at June 30, 2010	1,439,612	$10.22

An analysis of restricted stock issued is as follows:

Non-vested restricted stock as of December 31, 2009	8,453
Granted	—
Vested	(4,310)

Non-vested restricted stock as of June 30, 2010	4,143

9. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company has entered into agreements to purchase land, equipment and components to construct furnaces. These agreements will result in the Company constructing buildings and purchasing equipment or components for a total cost of approximately $20.0 million with deliveries occurring through December 2010.

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

We are a vertically-integrated manufacturer of high-quality sapphire substrates and optical windows that are used in a variety of high-growth, high-volume end-market applications. Our largest product line is two inch to four inch sapphire cores and wafers for use in LEDs and blue laser diodes for solid state lighting and electronic applications. In addition, we sell six inch sapphire wafers that are used for Silicon-on-Sapphire (“SOS”) RFICs, as well as products for military, aerospace, sensor and other applications. We have also extended our technology, which gives us the ability to produce cores and wafers of up to twelve inches in diameter to support next-generation LED and SOS RFIC production. We currently sell six and eight inch wafers to LED chip manufacturers for their research and development efforts toward moving production on to these larger diameter substrates. We have also developed the ability to produce large diameter circular and rectangular sapphire windows for use in various optical window applications.

Our revenue consists of sales of sapphire materials sold in core, as-cut, as-ground and polished wafer forms in two, three, four, six and eight inch diameters as well as optical materials sold as blanks or polished windows. In 2010, our sales have been focused on core and large diameter polished wafers where our profit margins are higher. Products are made to varying specifications, such as crystal planar orientations and thicknesses.

Historically, a significant portion of our revenue has been derived from sales to relatively few customers. For the three months ended June 30, 2010, we had two customers that accounted for approximately 19% and 15% of our revenue and for the three months ended June 30, 2009, we had two customers that accounted for approximately 30% and 27% of our revenue. For the six months ended June 30, 2010, we had two customers that accounted for approximately 22% and 12% of our revenue and for the six months ended June 30, 2009, we had five customers that accounted for approximately 20%, 17%, 16%, 13% and 10% of our revenue. Other than as discussed above, none of our customers accounted for more than 10% of our revenue for such periods. Although we are continuing to diversify and expand our customer base, we expect our revenue to continue to be concentrated among a small number of customers. We expect that our significant customers may change from period to period.

We recognize revenue upon shipment to our customers. We derive a significant portion of our revenue from customers outside of the US. The majority of our sales are to the Asian market and we expect that region to continue to be a major source of revenue for us. All of our revenue is denominated in US dollars.

Our revenue for the three and six months ended June 30, 2009 was significantly impacted by the global recession. Much of the sapphire we sell into the marketplace goes into LED lighting for consumer electronics. Consumer spending on these products declined during the recession, which decreased demand for our products. Toward the end of 2009, demand for sapphire began to strengthen as consumers resumed spending on consumer electronics, driven, in part, by the introduction of new products such as LED backlit LCD televisions. In addition to the increased demand, we experienced higher average selling prices for our products in the three and six months ended June 30, 2010. We expect demand and average selling prices to continue to improve in 2010, although it is difficult to predict the magnitude and timing of further increases.

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

Our operating expenses are comprised of sales and marketing, research and development (“R&D”), and general and administrative (“G&A”) expenses. G&A expenses consist primarily of salaries and associated costs for employees in finance, human resources, information technology and administrative activities, charges for accounting, legal, and insurance fees, and stock-based compensation. The majority of our stock-based compensation relates to administrative personnel and is accounted for as a G&A expense

Other income (expense) consists of interest income and expense and realized gains and losses on investments and currency translation. For the three and six months ended June 30, 2010, interest income was $56,000 and $153,000 partially offset by a realized loss on currency translation of $19,000 and $59,000. For the three and six months ended June 30, 2009, interest income was $150,000 and $407,000.

We account for income taxes under the asset and liability method whereby the expected future tax consequences of temporary differences between the book value and the tax basis of assets and liabilities are recognized as deferred tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to be recognized. A full valuation allowance is provided as management cannot conclude that it is more likely than not that our deferred tax assets will be realized. At December 31, 2009, we had approximately $55.6 million in net operating loss carryforwards (“NOLs”). We believe that we are not restricted in our ability to use the full amount of the NOLs, nor is there a limit to the amount of NOLs that may be used in any given year, however, we will update our analysis in 2010 and the results of that analysis may indicate an ownership change. If an ownership change is determined, the utilization of the NOLs may be limited. As of June 30, 2010, no tax benefit has been recognized for these loss carryforwards.

We anticipate our capital expenditures will be between $35 million and $45 million in 2010. These expenditures will be primarily focused on expansion projects in Illinois and Malaysia. Our capital expenditures in the three and six months ended June 30, 2010 were $15.8 million and $19.7 million.

RESULTS OF CONSOLIDATED OPERATIONS THREE MONTHS ENDED JUNE 30, 2010 AND 2009

The following table sets forth our consolidated statements of operations for the periods indicated:

	Three months ended June 30,
	2010	2009
	(in millions)
Revenue	$15.8	$3.2
Cost of goods sold	8.6	4.9

Gross profit (loss)	7.2	(1.7)

Operating expenses:
General and administrative	2.4	1.0
Sales and marketing	0.3	0.3
Research and development	0.2	0.2
Loss on disposal of assets	0.3	—

Total operating expenses	3.2	1.5

Income (loss) from operations	4.0	(3.2)
Other income (expense)	—	0.2

Income (loss) before income taxes	4.0	(3.0)
Income tax expense	0.1	—

Net income (loss)	$3.9	$(3.0)

The following table sets forth our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Three months ended June 30,
	2010	2009
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	54	153

Gross profit (loss)	46	(53)

Operating expenses:
General and administrative	15	31
Sales and marketing	2	10
Research and development	1	6
Loss on disposal of assets	2	—

Total operating expenses	20	47

Income (loss) from operations	26	(100)
Other income (expense)	—	6

Income (loss) before income taxes	26	(94)
Income tax expense	1	—

Net income (loss)	25%	(94)%

Revenue. Revenue was $15.8 million for the three months ended June 30, 2010 and $3.2 million for the three months ended June 30, 2009, an increase of $12.6 million. We experienced a significant increase in revenue across most product lines and diameters due to increased demand for our products as the market rebounded significantly. Revenue from the sale of core products for the three months ended June 30, 2010 increased by $8.6 million, of which $6.8 million was attributed to volume and $1.8 million due to an increase in pricing. This was partially offset by a decrease in as cut and as ground sales of $488,000 attributed to focusing production on higher margin core products. We also increased our sales of polished wafers by $4.1 million as demand for these products increased in both the LED and SOS RFIC markets. We also had higher revenue of $436,000 from optical products due to increased sales of sapphire for military, sensor and instrumentation applications. For the remainder of 2010, we expect pricing on all product lines to continue to strengthen as we currently expect the demand for sapphire to remain high.

Gross profit (loss). Gross profit was $7.2 million for the three months ended June 30, 2010 compared to a gross loss of $1.7 million for the three months ended June 30, 2009, an increase of $8.9 million. The increase in gross profit is primarily attributable to higher revenue of $12.6 million and better utilization of equipment and staff, which led to improved operating leverage and higher throughput. In addition, sales of larger diameter products, which have a higher gross profit margin, increased by $9.8 million. In 2009, with the decrease in orders, we experienced lower utilization of equipment and staff which resulted in under absorbed manufacturing costs of approximately $1.7 million.

General and administrative expenses. G&A expenses were $2.4 million for the three months ended June 30, 2010 and $1.0 million for the three months ended June 30, 2009, an increase of $1.4 million. The increase was due in part to increased employee compensation costs of $806,000, of which $375,000 was from increased bonus accrual as no bonus was earned in 2009. Bad debt expense increased by $250,000 as 2009 included a reduction of our reserve on collection of an over 90 day past due receivable. Directors’ fees increased $92,000 due to $65,000 of costs associated with accelerating vesting of certain restricted shares for a director who recently resigned from our board and an increase in compensation in 2010. Also, legal expenses increased $74,000, travel expenses increased $52,000 and we incurred $37,000 in human resources costs associated with the recruiting and training of employees for the Malaysia facility.

Sales and marketing expenses. Sales and marketing expenses were $306,000 for the three months ended June 30, 2010 and $246,000 for the three months ended June 30, 2009, an increase of $60,000. The increase in sales and marketing expenses is attributable to additional employee compensation costs and increased travel expense.

Research and development expenses. R&D expenses were $234,000 for the three months ended June 30, 2010 and $198,000 for the three months ended June 30, 2009, an increase of $36,000. The increase was primarily attributable to additional payroll expenses of $14,000 and additional spending on various projects of $26,000 partially offset by a decrease of $5,000 in travel expenses.

Other income. Other income was $30,000 for the three months ended June 30, 2010 and $186,000 for the three months ended June 30, 2009, a decrease in other income of $156,000. The decrease was primarily due to lower interest income of $94,000 as a result of lower daily averages of investment principal and lower interest rates, a decrease in realized gains on investments of $43,000 and a $19,000 loss as a result of currency translation not incurred in 2009.

RESULTS OF CONSOLIDATED OPERATIONS SIX MONTHS ENDED JUNE 30, 2010 AND 2009

The following table sets forth our consolidated statements of operations for the periods indicated:

	Six months ended June 30,
	2010	2009
	(in millions)
Revenue	$27.3	$5.5
Cost of goods sold	15.9	9.8

Gross profit (loss)	11.4	(4.3)

Operating expenses:
General and administrative	4.6	2.2
Sales and marketing	0.6	0.5
Research and development	0.4	0.3
Loss on disposal of assets	0.3	—

Total operating expenses	5.9	3.0

Income (loss) from operations	5.5	(7.3)
Other income (expense)	0.1	0.5

Income (loss) before income taxes	5.6	(6.8)
Income tax expense	0.1	—

Net income (loss)	$5.5	$(6.8)

The following table sets forth our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Six months ended June 30,
	2010	2009
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	58	178

Gross profit (loss)	42	(78)

Operating expenses:
General and administrative	17	40
Sales and marketing	2	9
Research and development	1	6
Loss on disposal of assets	1	—

Total operating expenses	21	55

Income (loss) from operations	21	(133)
Other income (expense)	—	9

Income (loss) before income taxes	21	(124)
Income tax expense	1	—

Net income (loss)	20%	(124)%

Revenue. Revenue was $27.3 million for the six months ended June 30, 2010 and $5.5 million for the six months ended June 30, 2009, an increase of $21.8 million. We experienced a significant increase in revenue across most product lines and diameters due to increased demand for our products as the market rebounded significantly. Revenue from the sale of core products for the six months ended June 30, 2010 increased by $16.9 million, of which $13.4 million was attributed to volume and $3.5 million due to an increase in pricing. This was partially offset by a decrease in as cut sales of $1.4 million attributed to focusing production on higher margin core products. We also increased our sales of polished wafers by $5.5 million as demand for these products increased in both the LED and SOS RFIC markets. We also had higher revenue of $779,000 from optical products due to increased sales of sapphire for military, sensor and instrumentation applications.

Gross profit (loss). Gross profit was $11.4 million for the six months ended June 30, 2010 and gross loss was $4.3 million for the six months ended June 30, 2009, an increase of $15.7 million. The increase in gross profit is primarily attributable to higher revenue of $21.8 million and better utilization of equipment and staff, which led to improved operating leverage and higher throughput. In addition, sales of larger diameter products, which have a higher gross profit margin, increased by $14.9 million. In 2009, with the decrease in orders, we experienced lower utilization of equipment and staff which resulted in under absorbed manufacturing costs of approximately $4.5 million.

General and administrative expenses. G&A expenses were $4.6 million for the six months ended June 30, 2010 and $2.2 million for the six months ended June 30, 2009, an increase of $2.4 million. The increase was primarily due to an increase in employee compensation costs of $1.4 million, $735,000 of which was increased bonus costs as no bonus was earned in 2009 and $709,000 was in annual salary increases and expenses associated with the issuance and exercise of employee stock options. Bad debt expense increased $427,000 as 2009 included a reduction of our reserve on collection of an over 90 day past due receivable. Directors’ costs increased $136,000 due to $65,000 of costs associated with accelerating vesting of certain restricted shares for a director who recently resigned from our board and an increase in compensation in 2010. Also, legal expenses increased $136,000 and we incurred $64,000 in human resources costs associated with the recruiting and training of employees for the Malaysia facility.

Sales and marketing expenses. Sales and marketing expenses were $563,000 for the six months ended June 30, 2010 and $489,000 for the six months ended June 30, 2009, an increase of $74,000. The increase in sales and marketing expenses is attributable to increased employee compensation costs primarily due to annual salary increases and employee stock options expense and increased travel expense.

Research and development expenses. R&D expenses were $446,000 for the six months ended June 30, 2010 and $350,000 for the six months ended June 30, 2009, an increase of $96,000. The increase is primarily attributable to higher employee compensation costs of $56,000 and an increase in spending on projects.

Other income. Other income was $102,000 for the six months ended June 30, 2010 and $456,000 for the six months ended June 30, 2009, a decrease in net other income of $354,000. The decrease was primarily due to lower interest income of $254,000 as a result of lower daily averages of investment principal and lower interest rates, and a $59,000 loss as a result of currency translation not incurred in 2009.

LIQUIDITY AND CAPITAL RESOURCES

We historically funded our operations using a combination of issuances of common stock and preferred stock, a working capital line of credit, term loans and cash generated from our operations.

As of June 30, 2010, we had cash and short term investments totaling $93.7 million, including cash of $3.3 million held in deposits at major banks, $17.6 million invested in money market funds and short term investments in certificates of deposit, commercial paper, state and local bonds, auction-rate securities, and U.S. treasury securities of $72.8 million. Our long term investment consists of a $2.0 million investment in Peregrine Semiconductor, Corp. (one of our customers) Series D1 preferred stock. In February 2008, we began experiencing failed auctions of our entire auction-rate securities portfolio, resulting in our inability to sell these securities in the short term. The Company held put options associated with an agreement with UBS, AG related to the auction-rate securities purchased through them. The Company exercised these put options on June 30, 2010 with settlement on July 1, 2010; therefore, the auction-rate securities are classified as short-term investments and recorded at their par value as of June 30, 2010.

As noted above, we entered into an agreement with UBS, AG, which provided us with certain rights to sell to UBS, AG all of our auction-rate securities that were purchased through them. We had the option to sell these securities to UBS, AG at par value from June 30, 2010 through July 2, 2012.

Our right to sell the auction-rate securities to UBS, AG commencing on June 30, 2010, represented put options for a payment equal to the par value of the auction-rate securities. We exercised the put options on June 30, 2010 with a settlement date of July 1, 2010 for a payment equal to the par value of the auction-rate securities. During the six months ended June 30, 2010 and 2009, we recorded a realized loss of $55,279 and $473,272, respectively, representing the changes in fair value of the put options. We also recorded during the six months ended June 30, 2010 and 2009, a gain of $63,466 and $522,921, respectively, representing the changes in fair value of the auction-rate securities. Both the gain and loss from recording the change in fair value of the put options and auction-rate securities were recorded in gain (loss) on investments in the Consolidated Statements of Operations.

Cash flows from operating activities

The following table represents the major components of our cash flows from operating activities for the six months ended June 30, 2010 and 2009:

	Six months ended June 30,
	2010	2009
	(in thousands)
Net income (loss)	$5,463	$(6,813)
Non-cash items:
Depreciation and amortization	2,790	2,614
Stock based compensation and other, net	1,310	404

Total non-cash items:	4,100	3,018

Working capital:
Accounts receivable	(4,272)	268
Accounts payable	1,213	(1,124)
Other accruals	1,642	(721)
Inventories	(237)	(88)
Prepaid expenses and other current assets	(1,565)	1,536

Total working capital items:	(3,219)	(129)

Net cash provided by (used in) operating activities	$6,344	$(3,924)

Cash provided by operating activities was $6.3 million for the six months ended June 30, 2010. During such period, we generated net income of $5.5 million and we incurred non-cash expenses of $4.1 million, including depreciation and amortization expense of $2.8 million and stock-based compensation expense of $1.0 million. During such period, cash from net working capital decreased $3.2 million, which was comprised of an increase in accounts receivable of $4.3 million due to higher sales volumes, an increase in accounts payable of $1.2 million due to timing of payments and increased manufacturing production, an increase in other accruals of $1.6 million consisting primarily of an increase in accrued payroll of $725,000 from increased headcount and bonus accrual and $194,000 from increased legal accrual, and an increase in prepaid expenses of $1.6 million due to an increase in purchases of furnace construction and replacement parts.

Cash used in operating activities was $3.9 million for the six months ended June 30, 2009. During such period, we generated a net loss of $6.8 million and we incurred non-cash charges of $3.0 million, including depreciation expense of $2.6 million and stock-based compensation expense of $453,000. We experienced a decrease during such period in accounts payable of $1.1 million on decreased purchases and a decrease in prepaid expenses and other current assets of $1.6 million primarily attributed to a decrease in spare parts of $1.0 million from not replenishing stock used due to lower production volumes. We also experienced a decrease in accrued payroll of $400,000 due to the payout of bonuses earned in the first half of 2008.

Cash flows from investing activities

Net cash (used in) provided by investing activities was $(51.9) million and $1.9 million for the six months ended June 30, 2010 and 2009, respectively. During the six months ended June 30, 2010, we used approximately $ $13.0 million on building and equipment for our new crystal growth facility under construction in Batavia, Illinois and approximately $5.8 million on building and equipping of our new post crystal growth facility under construction in Malaysia. We also used $904,000 to upgrade our current facilities and add to existing capacity in other post crystal growth areas. We used proceeds from our common stock offering completed June 21, 2010 of approximately $47.7 million to purchase investment securities. This was partially offset by sales of investments of $15.5 million which were used to fund operations and capital spending.

During the six months ended June 30, 2009, we used approximately $1.5 million to purchase components used to construct additional crystal growth furnaces and approximately $158,000 to upgrade existing capacity in other areas. This was partially offset by proceeds from sales of investments of $3.5 million.

We are continuing to expand our crystal growth facilities in Illinois and are building a facility in Malaysia that will support post crystal growth manufacturing. It is difficult to predict the timing of capital expenditures on these projects, but we anticipate the total cost of these projects to be between $60 million and $65 million to be spent over the 2010 and 2011 calendar years. We expect our 2010 capital expenditures to be between $35 million and $45 million.

Cash flows from financing activities

Net cash provided by (used in) financing activities was $62.5 million and $(2.6) million for the six months ended June 30, 2010 and 2009, respectively. Net cash provided by financing activities for the six months ended June 30, 2010 represents $61.8 million in net proceeds from the common stock offering completed on June 21, 2010, as well as proceeds from the exercise of stock options of $1.3 million and offset by an increase in restricted cash of $498,000. Net cash used in financing activities for the six months ended June 30, 2009 reflects stock repurchases of $2.6 million.

Future liquidity requirements

We believe that our existing cash, cash equivalents, investments and anticipated cash flows from operating activities will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our cash needs include cash required to fund our operations, and the capital needed to fund our planned expansions in the US and Asia. If the assumptions underlying our business plan regarding future revenues and expenses change, or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or convertible debt securities. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we obtain debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. If we are unable to obtain financing on terms favorable to us, we may be unable to successfully execute our business plan.

Contractual obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments at June 30, 2010. Changes in our business needs, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are complex and necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table sets forth information relating to our contractual obligations at June 30, 2010:

	Payments due in
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Purchase order obligations	$16,121,000	$16,121,000	—	—	—
Building construction obligations	$3,914,000	$3,914,000	—	—	—

Total contractual obligations	$20,035,000	$20,035,000	$—	$—	$—

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

Inventory valuation

We value our inventory at the lower of cost or market. Market is determined based on net realizable value. Cost is determined for raw materials on a first-in, first-out basis and work in process and finished goods are based on actual costs. We establish inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based on customer required specifications. We evaluate the ability to realize the value of our inventory based on a combination of factors, including forecasted sales, estimated current and future market value and changes in customers’ product specifications. Recoveries of previously written-down inventory are recognized only when the related inventory is sold and revenue has been recognized. Inventory reserves decreased in the six months ended June 30, 2010 by $961,000 primarily on disposal of obsolete inventory, resetting of standard costs on certain inventory items to net realizable value and ability to sell previously determined excess quantities. Our method of estimating excess and obsolete inventory has remained consistent for all periods presented. However, if our recognition of excess or obsolete inventory is, or if our estimates of our inventory’s potential utility become, less favorable than currently expected, additional inventory reserves may be required. We determine our normal operating capacity and record as expense costs attributable to lower utilization of equipment and staff. For the six months ended June 30, 2010 and 2009, we determined we were not operating at capacity and recorded as expense costs associated with lower utilization of equipment and staff of $462,000 and $1.7 million, respectively. With the improved demand, we believe that it is unlikely that additional significant adjustments for lower utilization of equipment and staff will occur for the remainder of 2010.

Investments

We invest available cash primarily in investment grade commercial paper, corporate notes and government securities. Investments classified as available-for-sale securities are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Investments in trading securities are reported at fair value, with both realized and unrealized gains and losses recorded in other income (expense), net in the Consolidated Statement of Operations. Investments in which we have the ability and intent, if necessary, to liquidate in order to support our current operations are classified as short-term. Our long-term investments at June 30, 2010, consist of a $2.0 million investment in Peregrine Semiconductor Corp. (a customer) Series D-1 Preferred shares.

We review our available-for-sale securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When we conclude that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Consolidated Statement of Operations. As of June 30, 2010, no impairment was recorded.

In October 2008, we entered into an agreement that provides us with the right, but not the obligation, to sell all our auction-rate securities to UBS, AG for par value during the period from June 30, 2010 to July 2, 2012 (the “ARS Put Options”). The ARS Put Options provided us with the opportunity to recover the estimated unrealized loss on our ARS investments. We recorded the fair value of the ARS Put Options upon receipt. We exercised these put options on June 30, 2010 with a settlement date of July 1, 2010; therefore, the auction-rate securities have been classified as short-term investments and recorded at par value of $7.7 million as of June 30, 2010. We valued the put options at their estimated fair value using a discounted cash flow model that weighs various factors, including interest rates and expected holding period. Unrealized gains and losses related to the ARS Put Options are recognized in earnings. We valued the auction-rate securities and ARS Put Options using a discounted cash flow model. At June 30, 2009, the fair value recorded on the balance sheet of auction-rate securities and ARS Put Options was $9.5 million and $1.1 million, respectively.

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

Based on the variables affecting the valuation of our common stock and the method used for allocating compensation costs, we recognized $548,000 and $1.0 million in stock compensation expense during the three and six months ended June 30, 2010.

Valuation methodologies employed

All option grants made during the three months ended June 30, 2010 and 2009 were granted at an exercise price per share equal to the closing market price of our common stock on the date of grant. Therefore, there is no intrinsic value because the exercise price per share of each option was equal to the fair value of the common stock on the date of grant.

The aggregate intrinsic value of all stock options outstanding at June 30, 2010 is $31.4 million, based on the fair market value of the common stock at June 30, 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2010, the FASB issued ASU No. 2010-17 – Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This standard provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for certain research and development transactions. Under this new standard, a company can recognize as revenue consideration that is contingent upon achievement of a milestone in the period in which it is achieved, only if the milestone meets all criteria to be considered substantive. ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010. ASU No. 2010-17 is not expected to have a material impact on our financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2010, there have been no material changes in the off-balance sheet arrangements disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For the first six months ended June 30, 2010, except as noted below, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Foreign currency exchange risk. To date, substantially all of our international sales have been transacted in US dollars. With our expansion in Malaysia, we may have exposure to foreign currency exchange rates. We currently do not enter into foreign currency hedging transactions.

ITEM 4.	CONTROLS AND PROCEDURES

Management’s evaluation of disclosure controls and procedures

Based on evaluations at June 30, 2010, our chief executive officer and chief financial officer (together, our “certifying officers”), with the participation of the management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosures.

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

Our certifying officers have concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The net offering proceeds to us after deducting expenses totaled approximately $81.0 million. As of June 30, 2010, we had used approximately $7.6 million of the net proceeds to repay borrowings outstanding under the revolving line of credit financing agreement with Hercules Technology Growth Capital, Inc. and to pay related fees and expenses. We also have used $5.7 million to repurchase shares of our common stock, $2.0 million to purchase Series D-1 preferred shares of Peregrine Semiconductor Corp. (one of our customers) and $43.9 million on capital expenditures and $1.8 million for working capital and general corporate purposes. We intend to use the remaining $20.0 million of the net proceeds for our production capacity expansion project, working capital and other general corporate purposes.

Issuer Purchases of Equity Securities

In November 2008, we announced a repurchase plan approved by our Board of Directors authorizing the purchase of up to $15.0 million of our outstanding common stock over a period of two years. The stock repurchase program authorizes the Company to purchase shares of our common stock in the open market at times and prices considered appropriate by the Company depending upon prevailing market conditions and other corporate considerations. There was no stock repurchased for the three months ended June 30, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits filed or incorporated by reference as a part of this report are listed in the Index to Exhibits which appears following the signature page to this Quarterly Report on Form 10-Q and is incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 6, 2010.

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