Form 10-Q
period 2010-09-30
Rubicon Technology, Inc.
filed 2010-11-08
CIK 1410172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2010

or

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

As of November 5, 2010 the Registrant had 22,937,049 shares of common stock, par value $0.001 per share, outstanding.

RUBICON TECHNOLOGY, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended September 30, 2010

PART I FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

Rubicon Technology, Inc.

Consolidated balance sheets

	September 30, 2010	December 31, 2009
	(unaudited) (in thousands other than share data)
Assets
Cash and cash equivalents	$11,962	$3,860
Restricted cash	533	8
Short-term investments	71,126	40,716
Accounts receivable, net	12,573	4,967
Inventories, net	8,441	6,597
Spare parts	6,085	2,133
Prepaid expenses and other current assets	1,528	1,311

Total current assets	112,248	59,592
Property and equipment, net	69,806	39,525
Investments	2,000	2,000
Other assets	—	69

Total assets	$184,054	$101,186

Liabilities and stockholders’ equity
Accounts payable	$4,571	$2,056
Accrued payroll	1,375	515
Corporate income and franchise taxes	152	171
Accrued and other current liabilities	2,149	1,004

Total current liabilities	8,247	3,746

Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 undesignated shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 85,000,000 shares authorized; 24,187,024 and 21,482,558 shares issued; and 22,937,049 and 20,232,583 outstanding	24	21
Additional paid-in capital	326,569	261,974
Treasury stock, at cost, 1,249,975 shares	(5,661)	(5,661)
Accumulated other comprehensive loss	—	(10)
Accumulated deficit	(145,125)	(158,884)

Total stockholders’ equity	175,807	97,440

Total liabilities and stockholders’ equity	$184,054	$101,186

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of operations

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(unaudited) (in thousands, other than share data)
Revenue	$20,522	$5,737	$47,825	$11,280
Cost of goods sold	9,423	6,143	25,348	15,956

Gross profit (loss)	11,099	(406)	22,477	(4,676)
Operating expenses:
General and administrative	2,341	1,264	6,918	3,424
Sales and marketing	329	310	892	799
Research and development	260	216	706	566
Loss on disposal of assets	29	—	334	—

Income (loss) from operations	8,140	(2,196)	13,627	(9,465)

Other income (expense):
Interest income	43	149	196	556
Interest expense	—	(2)	—	(2)
Realized loss on foreign currency transactions	(13)	—	(72)	—
Realized gain (loss) on investments	—	(13)	8	36

Total other income	30	134	132	590

Income (loss) before income taxes	8,170	(2,062)	13,759	(8,875)
Income tax benefit	126	—	—	—

Net income (loss)	$8,296	$(2,062)	$13,759	$(8,875)

Net income (loss) per common share
Basic	$0.36	$(0.10)	$0.65	$(0.44)

Diluted	$0.35	$(0.10)	$0.61	$(0.44)

Weighted average common shares outstanding used in computing net income (loss) per common share
Basic	22,923,900	20,032,470	21,319,485	20,112,967

Diluted	23,977,278	20,032,470	22,442,553	20,112,967

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of cash flows

	Nine months ended September 30,
	2010	2009
	(unaudited) (in thousands)
Cash flows from operating activities
Net income (loss)	$13,759	$(8,875)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	4,239	3,976
Net loss on disposal of assets	334	—
Stock-based compensation	1,566	682
Realized gain on investments	(8)	(36)
Changes in operating assets and liabilities:
Accounts receivable	(7,606)	(853)
Inventories	(1,821)	635
Spare parts	(3,927)	1,613
Prepaid expenses and other current assets	(215)	519
Accounts payable	2,500	(1,572)
Accrued payroll	858	(352)
Corporate income and franchise taxes	(20)	(112)
Accrued and other current liabilities	1,094	(50)

Net cash provided by (used in) operating activities	10,753	(4,425)

Cash flows from investing activities
Purchases of property and equipment	(34,896)	(3,224)
Proceeds from disposal of assets	42	—
Purchases of investments	(55,201)	—
Proceeds from sale of investments	24,800	6,382

Net cash (used in) provided by investing activities	(65,255)	3,158

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs of $4,130	61,723	—
Proceeds from exercise of options	1,378	36
Restricted cash	(525)	(5)
Purchase of treasury stock	—	(2,577)

Net cash provided by (used in) financing activities	62,576	(2,546)

Net effect of currency translation	28	—
Net increase (decrease) in cash and cash equivalents	8,102	(3,813)
Cash and cash equivalents, beginning of period	3,860	7,629

Cash and cash equivalents, end of period	$11,962	$3,816

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$—	$2
Supplemental disclosures of non-cash transactions
Unrealized loss on investments	$1	$84

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

1. BASIS OF PRESENTATION

Interim financial data

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the US (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the US for complete consolidated financial statements and should be read in conjunction with the annual report filed on Form 10-K for the fiscal year ended December 31, 2009 for Rubicon Technology, Inc. (the “Company”). In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Consolidated operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Rubicon Worldwide LLC and Rubicon Sapphire Technology (Malaysia) SDN BHD. All intercompany transactions and balances have been eliminated in consolidation.

Foreign currency translation and transactions

Rubicon Worldwide LLC’s assets and liabilities are translated into US dollars at exchange rates existing at the respective balance sheet dates and capital accounts at historical exchange rates. The results of operations are translated into US dollars at the average exchange rates during the respective period. Translation adjustments resulting from fluctuations in exchange rates for Rubicon Worldwide LLC are recorded as a separate component of accumulated other comprehensive income (loss) within stockholders’ equity.

The Company has determined that the functional currency of Rubicon Sapphire Technology (Malaysia) SDN BHD is the US dollar. Rubicon Sapphire Technology (Malaysia) SDN BHD’s assets and liabilities are translated into US dollars using the remeasurement method. Non-monetary assets are translated at historical exchange rates and monetary assets are translated at exchange rates existing at the respective balance sheet dates. Translation adjustments for Rubicon Sapphire Technology (Malaysia) SDN BHD are included in determining net income (loss) for the period. The results of operations are translated into US dollars at the average exchange rates during the respective period. The Company records these gains and losses in other income (expense).

Foreign currency transaction gains and losses are generated from the effects of exchange rate changes on transactions denominated in a currency other than the functional currency of the Company, which is the US dollar. Gains and losses on foreign currency transactions are generally required to be recognized in the determination of net income (loss) for the period. The Company records these gains and losses in other income (expense).

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

The Company reviews its available-for-sale securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. The Company considers various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, its ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When the Company concludes that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Consolidated Statement of Operations. As of September 30, 2010 and September 20, 2009, no impairment was recorded.

Auction-rate securities put options (“ARS Put Options”)

In October 2008, the Company entered into an agreement that provided the Company with the right, but not the obligation, to sell all its auction-rate securities to UBS, AG for par value during the period from June 30, 2010 to July 2, 2012. The ARS Put Options provided the Company with the opportunity to recover the estimated unrealized loss on its ARS investments. The Company recorded the fair value of the ARS Put Options upon receipt and valued the ARS Put Options using a discounted cash flow model. Unrealized gains and losses related to the ARS Put Options are recognized in earnings. The Company exercised these put options on June 30, 2010. At September 30, 2010 the Company has no auction rate security or auction rate security put options in investments. The Company’s investment policy no longer includes auction rate securities as an approved investment. See Note 4—Investments for additional information regarding the ARS Put Options.

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

	September 30, 2010	December 31, 2009
	(in thousands)
Raw materials	$4,784	$3,982
Work in progress	2,447	1,277
Finished goods	1,633	2,788

	8,864	8,047
Reserve for obsolescence and realization	(423)	(1,450)

	$8,441	$6,597

The change in inventory reserves is comprised of the disposal of obsolete inventory and a change in standard cost to net realizable value and charges to costs and expenses. The table below details such changes (in thousands):

Inventory reserves at December 31, 2009	$(1,450)
Disposal of obsolete inventory	472
Change in standard cost to net realizable value	331
Charges to costs and expenses	224

Inventory reserves at September 30, 2010	$(423)

Property and equipment

Property and equipment consisted of the following:

	September 30, 2010	December 31, 2009
	(in thousands)
Land and land improvements	$1,158	$623
Machinery, equipment and tooling	47,134	48,125
Leasehold improvements	7,667	6,985
Furniture and fixtures	729	715
Information systems	748	546
Construction in progress	35,267	4,361

Total cost	92,703	61,355
Accumulated depreciation and amortization	(22,897)	(21,830)

Property and equipment, net	$69,806	$39,525

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

•

Collection of the resulting receivable is reasonably assured. The Company’s standard arrangement with customers includes 30-day payment terms. Customers are subject to a credit review process that evaluates the customers’ financial position and their ability to pay. Collectability is determined by considering the length of time the customer has been in business and history of collections. If it is determined that collection is not probable, no revenue is recognized unless cash is received in advance.

The Company does not provide maintenance or other services and it does not have sales that involve multiple elements or deliverables.

Net income (loss) per common share

Net income (loss) per share of common stock is as follows for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income (loss) (in thousands):	$8,296	$(2,062)	$13,759	$(8,875)
Net income (loss) per common share:
Basic	$0.36	$(0.10)	$0.65	$(0.44)

Diluted	$0.35	$(0.10)	$0.61	$(0.44)

Weighted average common shares outstanding used in:
Basic	22,923,900	20,032,470	21,319,485	20,112,967
Diluted	23,977,278	20,032,470	22,442,553	20,112,967

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

Revenue is attributed by geographic region based on ship-to location of the Company’s customers. The following table summarizes revenue by geographic region:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Asia	$19,216	$4,375	$41,739	$7,090
North America	1,000	1,253	5,040	3,790
Europe	306	109	1,046	400

Total Revenue	$20,522	$5,737	$47,825	$11,280

The following table summarizes assets by geographic region:

	September 30, 2010	December 31, 2009
North America	$170,118	$100,429
Asia	13,936	757

Total Assets	$184,054	$101,186

4. INVESTMENTS

The Company invests available cash primarily in investment grade commercial paper, corporate notes and government securities. The Company’s short-term investments balance of $71.1 million as of September 30, 2010, is comprised of US Treasury securities of $7.5 million, corporate notes and bonds of $46.4 million, commercial paper of $17.0 million and FDIC guaranteed certificates of deposit of $200,000. The Company’s investments are classified as available-for-sale securities and are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive income (loss).

In February 2008, the Company began experiencing failed auctions of its entire auction-rate securities portfolio, resulting in its inability to sell these securities in the short term. The Company held put options associated with an agreement with UBS, AG related to the auction-rate securities purchased through them. The Company exercised these put options on June 30, 2010 with a settlement date of July 1, 2010. The auction-rate securities were trading securities recorded at fair value and unrealized gains and losses were reported as part of gain on investments in the Consolidated Statements of Operations. The Company’s long-term investments at September 30, 2010, consist of a $2.0 million investment in Peregrine Semiconductor, Corp. (a customer) Series D-1 Preferred shares.

As noted above, in October 2008 the Company entered into an agreement with UBS, AG, which provided the Company certain rights to sell to UBS, AG the auction-rate securities that were purchased through them. The Company had the option to sell these securities to UBS, AG at par value from June 30, 2010 through July 2, 2012. The Company exercised the put option on June 30, 2010 with a settlement date of July 1, 2010. The ARS Put Options provided the Company with the opportunity to recover the estimated unrealized loss on its ARS investments. The Company recorded the fair value of the ARS Put Options upon receipt and valued the put options at their estimated fair value using a discounted cash flow model that weighs various factors, including interest rates and expected holding period. Unrealized gains and losses related to the ARS Put Options were recognized in earnings. During the nine months ended September 30, 2010, the Company recorded a gain of $63,466 representing the changes in fair value of the auction-rate securities. The Company also recorded during the nine months ended September 30, 2010, a loss of $55,279 representing the changes in fair value of the put options. During the three and nine months ended September 30, 2009, the Company recorded a gain (loss) of $9,628 and ($463,644), representing the changes in fair value of the put options. The Company also recorded during the three and nine months ended September 30, 2009, a gain (loss) of ($23,402) and $499,519, representing the changes in fair value of the auction-rate securities. Both the gain and loss from recording the change in fair value of the put options and auction-rate securities were recorded in gain on investments in the Consolidated Statements of Operations. The Company’s investment policy no longer includes auction-rate securities as an approved investment.

The investment in Peregrine Semiconductor Corp. (Peregrine) is accounted for as a cost method investment.

The following table presents the amortized cost, gross unrealized gains and losses and fair value on all securities at September 30, 2010:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term Investments:
U.S. Treasury securities and agency (taxable)	$7,500	$1	$—	$7,501
FDIC guaranteed certificates of deposit (taxable)	200	—	—	200
Corporate Notes and Bonds (taxable)	46,447	10	—	46,457
Commercial Paper (taxable)	16,975	—	(7)	16,968

Total short-term investments	$71,122	$11	$(7)	$71,126

Long-term Investments:
Peregrine Semiconductor, Corp. Series D-1 Preferred shares	$2,000	$—	$—	$2,000

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2010:

	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$10,098	$—	$—	$10,098
Investments:
Available-for-sales securities—current	—	71,126	—	71,126

Total	$10,098	$71,126	$—	$81,224

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of September 30, 2010:

Level 3
Balance at January 1, 2010	$10,092
Redemption of auction-rate securites	(10,100)
Net recognized gains	8

Balance at September 30, 2010	$—

In addition to the debt securities noted above, the Company had approximately $1.9 million of time deposits included in cash and cash equivalents as of September 30, 2010.

5. RELATED PARTY TRANSACTIONS

In November 2008, the Company purchased 1,345,444 shares of Peregrine Semiconductor, Corp. Series D-1 Preferred shares for a total of $2.0 million, which represents less than 1% of Peregrine’s shares outstanding. The terms and stock price of the purchase were the same as for the other investors who participated. Peregrine is a customer of the Company. For the three and nine months ended September 30, 2010, revenue from Peregrine was $218,750 and $2,113,250. As of September 30, 2010 and December 31, 2009, accounts receivable from Peregrine was $638,740 and $162,000. The pricing terms and conditions of the sales to Peregrine are similar to those available to the Company’s other non-related customers.

6. SIGNIFICANT CUSTOMERS

For the three months ended September 30, 2010, the Company had four customers that accounted for approximately 17%, 16%, 15% and 11% of its revenue and for the three months ended September 30, 2009, the Company had two customers that accounted for approximately 28% and 24% of its revenue. For the nine months ended September 30, 2010, the Company had four customers that accounted for approximately 19%, 14%, 12% and 10% of its revenue and for the nine months ended September 30, 2009, the Company had four customers that accounted for approximately 23%, 20%, 13% and 11% of its revenue.

Customers individually representing more than 10% of trade receivables accounted for approximately 76% and 68% of accounts receivable as of September 30, 2010 and December 31, 2009, respectively. The Company grants credit to customers based on an evaluation of their financial condition. Losses from credit sales are provided for in the financial statements.

7. STOCKHOLDERS’ EQUITY

Common Stock

As of September 30, 2010, the Company had 85,000,000 shares of common stock authorized with a par value of $0.001 and the Company had reserved 1,821,518 shares of common stock for issuance upon the exercise of outstanding common stock options. Also, 676,349 shares of the Company’s common stock were reserved for future grants of stock options (or other similar equity instruments) under the Company’s 2001 Equity Plan (the “2001 Plan”) and 2007 Stock Incentive Plan (the “2007 Plan”) as of September 30, 2010. In addition, 281,561 shares of the Company’s common stock were reserved for future exercise of outstanding warrants as of September 30, 2010.

On June 21, 2010, the Company completed a public offering of common stock in which a total of 3,029,100 shares were sold at a price of $30.00 per share. The Company sold 2,195,100 shares of common stock, including 395,100 shares pursuant to the full exercise of the underwriter’s over-allotment option, and 834,000 shares of common stock were sold by certain stockholders of the Company. The Company raised a total of $65.9 million in gross proceeds from the offering, or approximately $61.7 million in net proceeds after deducting the underwriting discount and commissions of $3.5 million and estimated other offering costs of approximately $712,000. The Company did not receive any of the proceeds from the sale of common stock by the selling stockholders.

Warrants

For the three and nine months ended September 30, 2010, no common stock warrants were exercised. At September 30, 2010 and December 31, 2009, there were 281,561 common stock warrants outstanding.

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

The Company uses the Black-Scholes option pricing model to value stock options issued after January 1, 2006. The Company uses historical stock prices of companies which it considers as a peer group as the basis for its volatility assumptions. The assumed risk-free rates were based on US Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The expected term is based upon the vesting term of the Company’s options, a review of a peer group of companies, and expected exercise behavior. The forfeiture rate is based on past history of forfeited options. The expense is being allocated using the straight-line method. For the three and nine months ended September 30, 2010, the Company recorded $533,161 and $1,473,797, respectively, of stock compensation expense. For the three and nine months ended September 30, 2009, the Company recorded $200,251 and $560,744, respectively, of stock compensation expense. As of September 30, 2010, the Company has $5,910,254 of total unrecognized compensation cost related to non-vested awards granted under the Company’s stock-based plans that it expects to recognize over a weighted-average period of 3.05 years. The Company accounts for options issued prior to January 1, 2006 under the intrinsic value method.

The following table summarizes the activity of the stock incentive and equity plans as of September 30, 2010 and changes during the nine months then ended:

	Shares available for grant	Number of options outstanding	Weighted- average option exercise price	Number of restricted stock and other shares issued
At December 31, 2009	874,269	2,194,286	$9.48	34,863
Authorized	—	—	—	—
Granted	(203,826)	203,826	28.37	—
Exercised	—	(570,688)	5.64	—
Cancelled/forfeited	5,906	(5.906)	14.70	—

At September 30, 2010	676,349	1,821,518	12.78	34,863

The weighted average fair value per share of options granted for the three and nine months ended September 30, 2010 was $27.20 and $28.37, respectively, and the fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model using an expected term of 5.2 years, risk-free interest rates of 0.23% - 0.75%, expected volatility of 60% and no dividend yield. The Company used an expected forfeiture rate of 27.54%.

For the three and nine months ended September 30, 2010, the Company recorded $19,563 and $92,260, respectively, of stock compensation expense related to restricted stock. For the three and nine months ended September 30, 2009, the Company recorded $28,499 and $85,498, respectively, of stock compensation expense related to restricted stock.

A summary of the Company’s non-vested options during the nine month period ended September 30, 2010 is presented below:

	Options	Weighted-average exercise price
Non-vested at January 1, 2010	1,500,639	$2.26
Granted	203,826	28.37
Vested	(325,552)	5.55
Forfeited	(5,793)	14.76

Non-vested at September 30, 2010	1,373,120	$10.22

An analysis of restricted stock issued is as follows:

Non-vested restricted stock as of December 31, 2009	8,453
Granted	—
Vested	(4,310)

Non-vested restricted stock as of September 30, 2010	4,143

9. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company has entered into agreements to purchase equipment and components to construct furnaces and to complete building construction. These agreements will result in the Company purchasing equipment, components and land for a total cost of approximately $10.1 million, with deliveries occurring through April 2011.

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

We are a vertically-integrated manufacturer of high-quality sapphire substrates and optical windows that are used in a variety of high-growth, high-volume end-market applications. Our largest product line is two inch to six inch sapphire cores and wafers for use in LEDs and blue laser diodes for solid state lighting and electronic applications. For the LED market we sell two inch to four inch material primarily in core form and six and eight inch material primarily in polished wafer form. Eight inch wafers are sold primarily for research and development efforts at this time. In addition, we sell six inch sapphire wafers that are used for Silicon-on-Sapphire (“SOS”) RFICs, as well as products for military, aerospace, sensor and other applications. We have also extended our technology, which gives us the ability to produce cores and wafers of up to twelve inches in diameter to support next-generation LED and SOS RFIC production. We have also developed the ability to produce large diameter circular and rectangular sapphire windows for use in various optical window applications.

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

Historically, a significant portion of our revenue has been derived from sales to relatively few customers. For the three months ended September 30, 2010, we had four customers that accounted for approximately 17%, 16%, 15% and 11% of our revenue and for the three months ended September 30, 2009, we had two customers that accounted for approximately 28% and 24% of our revenue. For the nine months ended September 30, 2010, we had four customers that accounted for approximately 19%, 14%, 12% and 10% of our revenue and for the nine months ended September 30, 2009, we had four customers that accounted for approximately 23%, 20%, 13% and 11% of our revenue. Other than as discussed above, none of our customers accounted for more than 10% of our revenue for such periods. Although we are continuing to diversify and expand our customer base, we expect our revenue to continue to be concentrated among a small number of customers. We expect that our significant customers may change from period to period.

We recognize revenue upon shipment to our customers. We derive a significant portion of our revenue from customers outside of the US. The majority of our sales are to the Asian market and we expect that region to continue to be a major source of revenue for us. All of our revenue is denominated in US dollars.

Our revenue for the three and nine months ended September 30, 2009 was significantly impacted by the global recession. Much of the sapphire we sell into the marketplace goes into LED lighting for consumer electronics. Consumer spending on these products declined during the recession, which decreased demand for our products. Toward the end of 2009, demand for sapphire began to strengthen as consumers resumed spending on consumer electronics, driven, in part, by the introduction of new products such as LED backlit LCD televisions. In addition to the increased demand, we experienced higher average selling prices for our products in the three and nine months ended September 30, 2010.

We manufacture and ship our products from our facilities in the Chicago metropolitan area. We have approximately 102,600 square feet of manufacturing and office space. We have completed construction of a 65,000 square foot facility in Penang, Malaysia, which will process sapphire grown by us in our Illinois facilities into finished cores and wafers. This facility is now processing cores. We expect some wafer production will come on line at the end of the fourth quarter of 2010. We also acquired in April 2010 a 134,400 square foot building in Batavia, Illinois to expand our crystal growth operations. This facility will also begin operations in the fourth quarter of 2010.

Our cost of goods sold consists primarily of manufacturing materials, labor, manufacturing-related overhead such as utilities, depreciation and rent, provisions for excess and obsolete inventory reserves, freight and warranties. We manufacture our products at our manufacturing facilities based on customer orders. We purchase materials and supplies to support such demand. We are subject to variations in the cost of raw materials and consumables from period to period because we do not have long-term, fixed-price agreements with our suppliers.

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

Other income (expense) consists of interest income and expense, gains and losses on investments and currency translation. For the three and nine months ended September 30, 2010, interest income was $43,000 and $196,000, partially offset by a realized loss on currency translation of $13,000 and $72,000. For the three and nine months ended September 30, 2009, other income was $133,000 and $590,000 and consisted mainly of interest income.

We account for income taxes under the asset and liability method whereby the expected future tax consequences of temporary differences between the book value and the tax basis of assets and liabilities are recognized as deferred tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to be recognized. A full valuation allowance is provided as management cannot conclude that it is more likely than not that our deferred tax assets will be realized. At December 31, 2009, we had approximately $55.6 million in net operating loss carryforwards (“NOLs”). We believe that we are not restricted in our ability to use the full amount of the NOLs, nor is there a limit to the amount of NOLs that may be used in any given year, however, we will update our analysis in 2010 and the results of that analysis may indicate an ownership change. If an ownership change is determined, the utilization of the NOLs may be limited. As of September 30, 2010, no tax benefit has been recognized for these NOLs.

We anticipate our capital expenditures will be approximately $45 million in 2010. These expenditures will be primarily focused on expansion projects in Illinois and Malaysia. Our capital expenditures in the three and nine months ended September 30, 2010 were $15.2 million and $34.9 million.

RESULTS OF CONSOLIDATED OPERATIONS THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

The following table sets forth our consolidated statements of operations for the periods indicated:

	Three months ended September 30,
	2010	2009
	(in millions)
Revenue	$20.5	$5.7
Cost of goods sold	9.4	6.1

Gross profit (loss)	11.1	(0.4)

Operating expenses:
General and administrative	2.4	1.3
Sales and marketing	0.3	0.3
Research and development	0.3	0.2

Total operating expenses	3.0	1.8

Income (loss) from operations	8.1	(2.2)
Other income	0.1	0.1

Income (loss) before income taxes	8.2	(2.1)
Income tax benefit	(.1)	—

Net income (loss)	$8.3	$(2.1)

The following table sets forth our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Three months ended September 30,
	2010	2009
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	46	107

Gross profit (loss)	54	(7)

Operating expenses:
General and administrative	12	23
Sales and marketing	2	5
Research and development	1	4

Total operating expenses	15	32

Income (loss) from operations	39	(39)
Other income	1	2

Income (loss) before income taxes	40	(37)
Income tax benefit	—	—

Net income (loss)	40%	(37)%

Revenue. Revenue was $20.5 million for the three months ended September 30, 2010 and $5.7 million for the three months ended September 30, 2009, an increase of $14.8 million. We experienced a significant increase in revenue across most product lines and diameters due to increased demand for our products due to an improved market and pricing environment. Revenue from the sale of core products for the three months ended September 30, 2010 increased by $10.7 million, of which $2.2 million was attributed to volume and $8.5 million was due to an increase in pricing. This increase was partially offset by a decrease in as-cut and as-ground sales of $283,000 attributable to focusing production on higher margin core products. We also increased our sales of polished wafers by $4.2 million attributable to increased demand for these products from the LED markets. We also had higher revenue of $168,000 from optical products due to increased sales of sapphire for military, sensor and instrumentation applications. While we have seen some softening of demand in the television backlighting segment of the LED market, overall demand for sapphire substrates remains strong and we expect additional increase in pricing for the remainder of 2010. However, the rate of increase will likely be slower than what we experienced in recent months.

Gross profit (loss). Gross profit was $11.1 million for the three months ended September 30, 2010 compared to a gross loss of $406,000 for the three months ended September 30, 2009, an increase of $11.5 million. The increase in gross profit is primarily attributable to higher revenue of $14.8 million and better utilization of equipment and staff, which led to improved operating leverage and higher throughput. In addition, sales of larger diameter products, which have a higher gross profit margin, increased by $8.6 million. In 2009, with the decrease in orders due to poor market and economic conditions, we experienced lower utilization of equipment and staff which resulted in under-absorbed manufacturing costs of approximately $702,000.

General and administrative expenses. G&A expenses were $2.4 million for the three months ended September 30, 2010 and $1.3 million for the three months ended September 30, 2009, an increase of $1.1 million. The increase was due in part to increased employee compensation costs of $921,000, of which $556,000 was from increased bonus accrual as no bonus was earned in 2009. We also experienced increased costs of $169,000 from additional training and other information technology expenses related to the startup of the Malaysian facility. Bad debt expense also increased $40,000 due to an overall increase in the accounts receivable balance.

Sales and marketing expenses. Sales and marketing expenses were $329,000 for the three months ended September 30, 2010 and $310,000 for the three months ended September 30, 2009, an increase of $19,000. The increase in sales and marketing expenses is attributable to additional employee compensation costs partially offset by a decrease in travel and commission expense.

Research and development expenses. R&D expenses were $260,000 for the three months ended September 30, 2010 and $216,000 for the three months ended September 30, 2009, an increase of $44,000. The increase was primarily attributable to an increase in employee compensation costs of $15,000 and additional spending on various projects of $32,000.

Other income (expense). Other income (expense) was $30,000 for the three months ended September 30, 2010 and $134,000 for the three months ended September 30, 2009, a decrease in net other income of $104,000. The decrease was primarily due to lower interest income of $106,000 largely a result of lower interest rates on our investment portfolio.

RESULTS OF CONSOLIDATED OPERATIONS NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

The following table sets forth our consolidated statements of operations for the periods indicated:

	Nine months ended September 30,
	2010	2009
	(in millions)
Revenue	$47.8	$11.3
Cost of goods sold	25.3	16.0

Gross profit (loss)	22.5	(4.7)

Operating expenses:
General and administrative	6.9	3.4
Sales and marketing	0.9	0.8
Research and development	0.7	0.6
Loss on disposal of assets	0.3	—

Total operating expenses	8.8	4.8

Income (loss) from operations	13.7	(9.5)
Other income (expense)	.1	.6

Income (loss) before income taxes	13.8	(8.9)
Income tax expense	—	—

Net income (loss)	$13.8	$(8.9)

The following table sets forth our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Nine months ended September 30,
	2010	2009
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	53	142

Gross profit (loss)	47	(42)

Operating expenses:
General and administrative	14	30
Sales and marketing	2	7
Research and development	1	5
Loss on disposal	1	—

Total operating expenses	18	42

Income (loss) from operations	29	(84)
Other income (expense)	—	5

Income (loss) before income taxes	29	(79)
Income tax expense	—	—

Net income (loss)	29%	(79)%

Revenue. Revenue was $47.8 million for the nine months ended September 30, 2010 and $11.3 million for the nine months ended September 30, 2009, an increase of $36.5 million. We experienced a significant increase in revenue across most product lines and diameters due to increased demand for our products as the market rebounded significantly. Revenue from the sale of core products for the nine months ended September 30, 2010 increased by $27.6 million, of which $14.2 million was attributable to volume and $13.4 million was due to an increase in pricing. We also increased our sales of polished wafers by $9.6 million as demand for these products increased in both the LED and SOS RFIC markets. We also had higher revenue of $947,000 from optical products due to increased sales of sapphire for military, sensor and instrumentation applications. This increase was partially offset by a decrease in as-cut sales of $1.6 million attributed to focusing production on higher margin core products.

Gross profit (loss). Gross profit was $22.5 million for the nine months ended September 30, 2010 and gross loss was $4.7 million for the nine months ended September 30, 2009, an increase of $27.2 million. The increase in gross profit is primarily attributable to higher revenue of $36.5 million and better utilization of equipment and staff, which led to improved operating leverage and higher throughput. In addition, sales of larger diameter products, which have a higher gross profit margin, increased by $23.6 million. In 2009, with the decrease in orders, we experienced lower utilization of equipment and staff which resulted in under-absorbed manufacturing costs of approximately $5.2 million.

General and administrative expenses. G&A expenses were $6.9 million for the nine months ended September 30, 2010 and $3.4 million for the nine months ended September 30, 2009, an increase of $3.5 million. The increase was due to an increase in employee compensation costs of $2.4 million, of which $1.3 million was from increased bonus costs as no bonus was earned in 2009 and $1.1 million was from annual salary increases and expenses associated with the issuance and exercise of employee stock options. Bad debt expense increased $467,000 as 2009 included a reduction of our reserve on collection of an over 90 days past due receivable as well as an increase in the accounts receivables balance. Directors’ costs increased $151,000 due in part to $65,000 of costs associated with accelerating the last year of vesting of certain restricted shares for a director who resigned from our board and an increase in compensation in 2010. We also experienced an increase in expenses of $319,000 from additional recruiting, training, travel, information technology and other miscellaneous expenses related to the startup of the Malaysian facility.

Sales and marketing expenses. Sales and marketing expenses were $892,000 for the nine months ended September 30, 2010 and $799,000 for the nine months ended September 30, 2009, an increase of $93,000. The increase in sales and marketing expenses is attributable to increased employee compensation costs primarily due to annual salary increases and employee stock options expense and increased travel expense.

Research and development expenses. R&D expenses were $706,000 for the nine months ended September 30, 2010 and $566,000 for the nine months ended September 30, 2009, an increase of $140,000. The increase is attributable to higher employee compensation costs of $71,000 and an increase in spending on projects.

Other income (expense). Other income (expense) was $132,000 for the nine months ended September 30, 2010 and $590,000 for the nine months ended September 30, 2009, a decrease in net other income of $458,000. The decrease was primarily due to lower interest income of $360,000 as a result of lower interest rates as well as a $72,000 loss on currency translation not incurred in 2009.

LIQUIDITY AND CAPITAL RESOURCES

We historically funded our operations using a combination of issuances of common stock and preferred stock, a working capital line of credit, term loans and cash generated from our operations.

As of September 30, 2010, we had cash and short term investments totaling $83.1 million, including cash of $1.9 million held in deposits at major banks, $10.1 million invested in money market funds and short term investments in certificates of deposit, commercial paper, state and local bonds, and US treasury securities of $71.1 million. Our long term investment consists of a $2.0 million investment in Peregrine Semiconductor, Corp. (one of our customers) Series D1 preferred stock. In February 2008, we began experiencing failed auctions of our entire auction-rate securities portfolio, resulting in our inability to sell these securities in the short term. We held put options associated with an agreement with UBS, AG related to the auction-rate securities purchased through them. We exercised these put options on June 30, 2010 with settlement on July 1, 2010.

As noted above, we entered into an agreement with UBS, AG, which provided us with certain rights to sell to UBS, AG all of our auction-rate securities that were purchased through them. We had the option to sell these securities to UBS, AG at par value from June 30, 2010 through July 2, 2012.

Our right to sell the auction-rate securities to UBS, AG commencing on June 30, 2010, represented put options for a payment equal to the par value of the auction-rate securities. We exercised the put options on June 30, 2010 with a settlement date of July 1, 2010 for a payment equal to the par value of the auction-rate securities. During the nine months ended September 30, 2010 and 2009, we recorded a realized loss of $55,279 and $463,644, respectively, representing the changes in fair value of the put options. We also recorded during the nine months ended September 30, 2010 and 2009, a gain of $63,466 and $499,520, respectively, representing the changes in fair value of the auction-rate securities. Both the gain and loss from recording the change in fair value of the put options and auction-rate securities were recorded in gain (loss) on investments in the Consolidated Statements of Operations. The Company’s investment policy no longer includes auction-rate securities as an approved investment.

Cash flows from operating activities

The following table represents the major components of our cash flows from operating activities for the nine months ended September 30, 2010 and 2009:

	Nine months ended September 30,
	2010	2009
	(in thousands)
Net income (loss)	$13,759	$(8,875)
Non-cash items:
Depreciation and amortization	4,239	3,976
Stock based compensation and other, net	1,892	646

Total non-cash items:	6,131	4,622

Working capital:
Accounts receivable	(7,606)	(853)
Accounts payable	2,500	(1,572)
Other accruals	1,932	(514)
Inventories	(1,821)	635
Prepaid expenses and other current assets	(4,142)	2,132

Total working capital items:	(9,137)	(172)

Net cash provided by (used in) operating activities	$10,753	$(4,425)

Cash provided by operating activities was $10.7 million for the nine months ended September 30, 2010. During such period, we generated net income of $13.8 million and we incurred non-cash expenses of $6.1 million, including depreciation and amortization expense of $4.2 million and stock-based compensation expense of $1.6 million. Cash from net working capital decreased $9.1 million, which was comprised of an increase in accounts receivable of $7.6 million due to higher sales volumes, an increase in accounts payable of $2.5 million due to increased manufacturing production and timing of payments, an increase in other accruals of $1.9 million consisting primarily of an increase in deposits of $586,000 from customer prepayments, and an increase in accrued payroll of $858,000 from increased headcount and bonus accrual. There was also an increase in prepaid expenses of $4.1 million due to an increase in purchases of furnace construction and replacement parts for both the Illinois and Malaysia facilities, and an increase in inventory of $1.8 million primarily due to increasing stock of raw material.

Cash used in operating activities was $4.4 million for the nine months ended September 30, 2009. During such period, we generated a net loss of $8.9 million and we incurred non-cash charges of $4.6 million, including depreciation expense of $4.0 million and stock-based compensation expense of $682,000. Cash from net working capital decreased by $172,000 comprised of an increase in accounts receivable of $853,000 due to higher sales and extension of credit terms, a decrease in accounts payable of $1.6 million due to decreased purchases, a decrease in inventory of $635,000 due to sales product mix requirements, a decrease in spare parts of $1.6 million primarily due to not replenishing stock used due to lower production volumes, a decrease in prepaid expenses of $519,000 due to timing on insurance policies and furnace replacement parts, and a decrease in accrued payroll of $352,000 due to the payout of bonuses earned in the first half of 2009.

Cash flows from investing activities

Net cash (used in) provided by investing activities was $(65.3) million and $3.2 million for the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010, we used approximately $22.6 million on building and equipment for our new crystal growth facility in Batavia, Illinois, and approximately $10.7 million on building and equipping of our new post crystal growth facility in Malaysia. We also used $1.5 million to upgrade our current facilities and add to existing capacities in other post crystal growth areas. We used proceeds from our common stock offering completed June 21, 2010 of approximately $55.2 million to purchase investment securities. This was partially offset by sales of investments of $24.8 million which were used to fund operations and capital spending.

Net cash provided by investing activities was $3.2 million for the nine months ended September 30, 2009. During the nine months ended September 30, 2009, we used approximately $2.8 million to purchase components used to construct additional crystal growth furnaces, approximately $171,000 to expand our facility and approximately $243,000 to upgrade existing capacity in other areas. This partially offset proceeds from sales of investments of $6.4 million.

Cash flows from financing activities

Net cash provided by (used in) financing activities was $62.6 million and $(2.5) million for the nine months ended September 30, 2010 and 2009, respectively. Net cash provided by financing activities for the nine months ended September 30, 2010 represents $61.7 million in net proceeds from the common stock offering completed June 21, 2010, as well as proceeds from the exercise of stock options of $1.4 million partially offset by an increase in restricted cash of $525,000. Net cash used in financing activities for the nine months ended September 30, 2009 reflects stock repurchases of $2.6 million.

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

Contractual obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments at September 30, 2010. Changes in our business needs, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are complex and necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table sets forth information relating to our contractual obligations at September 30, 2010:

	Payments due in
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(in millions)
Purchase order obligations	$7,137,000	—	—	—	$7,137,000
Building construction obligations	2,930,000				2,930,000

Total contractual obligations	$10,067,000	$—	$—	$—	$10,067,000

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

Foreign currency translation and transactions

Rubicon Worldwide LLC’s assets and liabilities are translated into US dollars at exchange rates existing at the respective balance sheet dates and capital accounts at historical exchange rates. The results of operations are translated into US dollars at the average exchange rates during the respective period. Translation adjustments resulting from fluctuations in exchange rates for Rubicon Worldwide LLC are recorded as a separate component of accumulated other comprehensive income (loss) within stockholders’ equity.

We have determined that the functional currency of Rubicon Sapphire Technology (Malaysia) SDN BHD is the US dollar. Rubicon Sapphire Technology (Malaysia) SDN BHD’s assets and liabilities are translated into US dollars using the remeasurement method. Non-monetary assets are translated at historical exchange rates and monetary assets are translated at exchange rates existing at the respective balance sheet dates. Translation adjustments for Rubicon Sapphire Technology (Malaysia) SDN BHD are included in determining net income (loss) for the period. The results of operations are translated into US dollars at the average exchange rates during the respective period. We record these gains and losses in other income (expense).

Foreign currency transaction gains and losses are generated from the effects of exchange rate changes on transactions denominated in a currency other than our functional currency, which is the US dollar. Gains and losses on foreign currency transactions are generally required to be recognized in the determination of net income (loss) for the period. We record these gains and losses in other income (expense).

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

Inventory valuation

We value our inventory at the lower of cost or market. Market is determined based on net realizable value. Cost is determined for raw materials on a first-in, first-out basis and work in process and finished goods are based on actual costs. We establish inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based on customer required specifications. We evaluate the ability to realize the value of our inventory based on a combination of factors, including forecasted sales, estimated current and future market value and changes in customers’ product specifications. Recoveries of previously written-down inventory are recognized only when the related inventory is sold and revenue has been recognized. Inventory reserves decreased in the nine months ended September 30, 2010 by $1.0 million primarily on disposal of obsolete inventory, resetting of standard costs on certain inventory items to net realizable value and ability to sell previously determined excess quantities. Our method of estimating excess and obsolete inventory has remained consistent for all periods presented. However, if our recognition of excess or obsolete inventory is, or if our estimates of our inventory’s potential utility become, less favorable than currently expected, additional inventory reserves may be required. We determine our normal operating capacity and record as expense costs attributable to lower utilization of equipment and staff. For the nine months ended September 30, 2010 and 2009, we determined we were not operating at capacity and recorded as expense costs associated with lower utilization of equipment and staff of $462,000 and $5.2 million, respectively. With the improved demand, we believe that it is unlikely that additional significant adjustments for lower utilization of equipment and staff will occur for the remainder of 2010.

Investments

We invest available cash primarily in investment grade commercial paper, corporate notes and government securities. Investments classified as available-for-sale securities are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Investments in trading securities are reported at fair value, with both realized and unrealized gains and losses recorded in other income (expense), in the Consolidated Statement of Operations. Investments in which we have the ability and intent, if necessary, to liquidate in order to support our current operations are classified as short-term. Our long-term investments at September 30, 2010 consist of a $2.0 million investment in Peregrine Semiconductor, Corp. (a customer) Series D-1 Preferred shares.

We review our available-for-sale securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When we conclude that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Consolidated Statement of Operations. As of September 30, 2010, no impairment was recorded.

In October 2008, we entered into an agreement that provides us with the right, but not the obligation, to sell all our auction-rate securities to UBS, AG for par value during the period from June 30, 2010 to July 2, 2012 (the “ARS Put Options”). The ARS Put Options provide us with the opportunity to recover the estimated unrealized loss on our ARS investments. We recorded the fair value of the ARS Put Options upon receipt. We exercised these put options on June 30, 2010 with a settlement date of July 1, 2010. At September 30, 2010 we have no auction rate securities or auction-rate security put options in our investment portfolio. We valued the put options at their estimated fair value using a discounted cash flow model. Unrealized gains and losses related to the ARS Put Options were recognized in earnings. We valued the auction-rate securities and ARS Put Options using a discounted cash flow model that weights various factors including interest rates and expected holding period. Our investment policy no longer includes auction rate securities as an approved investment.

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

Based on the variables affecting the valuation of our common stock and the method used for allocating compensation costs, we recognized $533,000 and $1.5 million in stock compensation expense during the three and nine months ended September 30, 2010, respectively.

Valuation methodologies employed

All option grants made during the three months ended September 30, 2010 were granted at an exercise price per share equal to the closing market price of our common stock on the date of grant. Therefore, there is no intrinsic value because the exercise price per share of each option was equal to the fair value of the common stock on the date of grant.

The aggregate intrinsic value of all stock options outstanding at September 30, 2010 is $18.1 million, based on the fair market value of the common stock at September 30, 2010.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2010, there have been no material changes in the off-balance sheet arrangements disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For the first nine months ended September 30, 2010, except as noted below, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Foreign currency exchange risk. To date, substantially all of our international sales have been transacted in US dollars. With our expansion in Malaysia, we may have exposure to foreign currency exchange rates. We currently do not enter into foreign currency hedging transactions.

ITEM 4.	CONTROLS AND PROCEDURES

Management’s evaluation of disclosure controls and procedures

Based on evaluations at September 30, 2010, our chief executive officer and chief financial officer (together, our “certifying officers”), with the participation of the management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosures.

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

Our certifying officers have concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The net offering proceeds to us after deducting expenses totaled approximately $81.0 million. As of September 30, 2010, we had used approximately $7.6 million of the net proceeds to repay borrowings outstanding under the revolving line of credit financing agreement with Hercules Technology Growth Capital, Inc. and to pay related fees and expenses. We also have used $5.7 million to repurchase shares of our common stock, $2.0 million to purchase Series D-1 preferred shares of Peregrine Semiconductor Corp. (one of our customers) and $59.1 million on capital expenditures and $1.8 million for working capital and general corporate purposes. We intend to use the remaining $4.8 million of the net proceeds for our production capacity expansion project, working capital and other general corporate purposes.

Issuer Purchases of Equity Securities

In November 2008, we announced a repurchase plan approved by our Board of Directors authorizing the purchase of up to $15.0 million of our outstanding common stock over a period of two years. The stock repurchase program authorizes the Company to purchase shares of our common stock in the open market at times and prices considered appropriate by the Company depending upon prevailing market conditions and other corporate considerations. There was no stock repurchased for the three months ended September 30, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits filed or incorporated by reference as a part of this report are listed in the Index to Exhibits which appears following the signature page to this Quarterly Report on Form 10-Q and is incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 8, 2010.

Rubicon Technology, Inc.

By	/s/ Raja M. Parvez
Raja M. Parvez
Chief Executive Officer and President
(Principal Executive Officer)

By	/s/ William F. Weissman
William F. Weissman
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

The Exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Incorporation by Reference
3.1	Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to Amendment No. 2, filed on November 1, 2007, to the registrant’s Registration Statement on Form S-1 (File No. 333-145880)

3.2	Amended and Restated Bylaws of Rubicon Technology, Inc.	Filed as Exhibit 3.2 to Amendment No. 2, filed on November 1, 2007, to the registrant’s Registration Statement on Form S-1 (File No. 333-145880)

10.1	Supply Agreement, dated as of July 27, 2010, by and between Rubicon Technology, Inc. and [***] †

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.