Form 10-K
period 2010-12-31
Rubicon Technology, Inc.
filed 2011-03-15
CIK 1410172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark one)

☑	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-33834

RUBICON TECHNOLOGY, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-4419301
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

900 East Green Street Bensenville, Illinois	60106
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (847) 295-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.001 per share	The NASDAQ Global Market

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

Large accelerated filer  ☐    Accelerated filer  ☑    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2010, there were 17,407,728 shares of common stock outstanding held by nonaffiliates of the registrant, and the aggregate market value of the common stock (based upon the closing price of these shares on the NASDAQ Global Market) was approximately $394,981,348.

The number of shares of the registrant’s common stock outstanding as of the close of business on March 11, 2011 was 24,250,335.

Documents incorporated by reference:

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders are incorporated by reference into Part III, of this Annual Report on Form 10-K provided, that if such proxy statement is not filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed no later than the end of such 120-day period.

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

We are a vertically integrated manufacturer of high-quality sapphire substrates and optical windows that are used in a variety of high-growth, high-volume end-market applications. Our largest product line is two to four inch sapphire cores and wafers for use in LEDs and blue laser diodes for solid state lighting and electronic applications. In addition, we sell six inch sapphire wafers that are used for Silicon-on-Sapphire (“SOS”) RFICs, as well as products for military, aerospace, sensor and other applications. We have also extended our technology, which gives us the ability to produce cores and wafers of up to twelve inches in diameter to support next generation LED and RFIC production. We believe that LED and SOS RFIC production will follow a similar path to that of production of integrated circuits on silicon substrates, which gradually migrated to production on larger and larger substrates in order to reduce manufacturing costs. We feel that our ability to produce large diameter sapphire substrates in high volume will enable the continued advancement of the LED and RFIC markets by enabling our customers to reduce costs. We currently sell six and eight inch wafers to LED chip manufacturers for their research and development efforts toward moving production on to these larger diameter substrates. We expect six inch wafer sales to increase in 2011 as customers begin to move into production using these larger diameter substrates. We have also developed the ability to produce large diameter circular and rectangular sapphire windows for use in various optical window applications.

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

We completed an initial public offering of our shares of common stock in November 2007. Upon the completion of our initial public offering our common stock became listed on the NASDAQ Global Market under the symbol “RBCN”.

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

LED backlighting units for large displays. LED BLUs are beginning to replace conventional fluorescent BLUs in LCD flat panel televisions, notebook computers and desktop monitors. Benefits of LED BLUs in these applications are reduced power consumption/extended battery life, thinner displays, quicker response time and better color rendition. Displays made with LED BLUs also have no toxic materials, which help electronics manufacturers to comply with environmental regulations

Automotive lighting. Automobile manufacturers are increasingly using LEDs in car and truck headlights, turning and tail light functions as well as interior lighting. Benefits include near-instant response time, reduced power usage and more stylish and effective designs. Increased LED usage in other transportation vehicles such as motorcycles and commercial jets offers additional growth potential.

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

High volume and flexible manufacturing capability

We provide a high volume and stable based supply of products for our customers. We offer reliable, consistent on-time delivery to our customers through our flexible and scalable production operations. We have developed automated manufacturing and metrology platforms at each stage of our production process that allow us to increase capacity rapidly and to switch products in manufacturing easily so that we can meet our customers’ specific product demands.

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

STRATEGY

Our goal is to be the leading global provider of advanced monocrystalline substrate and window materials to the solid state lighting, SOS RFIC, aerospace and optical markets. We believe we currently occupy a leading position among sapphire producers worldwide in market volume for two through eight inch sapphire products for LEDs. A key element of our strategy is to increase the proportion of our shipments of four inch and greater diameter products. Many customers are developing capability to use six inch diameter substrates and we expect to see an increase in our six inch wafer sales in 2011. In 2008, we developed the capability to produce eight inch diameter products in commercial volumes. While there currently is little demand for eight inch substrates, we believe this product will play an important role in future generation LED and SOS products. We have provided eight inch wafers for research and development purposes to both the LED and SOS industry and believe we will begin shipping commercial volumes of eight inch diameter product in the first half of 2012.

Our strategy includes the following key elements:

Extend our technology and manufacturing leadership position

We believe our specialized manufacturing processes and proprietary technology and trade secrets provide us with significant competitive advantages. We have designed and developed product, equipment and process technology platforms from which we can rapidly increase capacity and stay flexible to meet our customers’ needs. At each phase of our manufacturing process, we have developed and standardized automated equipment that employs similar processes to produce a full range of products. For example, most of our furnaces can grow sapphire crystals of the same size in various orientations to produce two through six inch wafers and cores. At our new crystal growth facility in Batavia, Illinois, we are installing larger furnaces that grow sapphire crystals larger enough to produce two through eight inch wafers and cores. This flexibility in crystal growth production reduces our operating costs and significantly improves our product development cycles. Recently, we further extended our technology and now have the ability to produce up to twelve inch cores and wafers and produce even larger diameter optical material. We intend to continue to develop advanced technology platforms to further increase the size of crystals produced and offer market-leading product specifications, while maintaining product quality and manufacturing efficiencies.

Capitalize on opportunities in high-growth markets

Our sapphire products are used in multiple applications in the high-growth LED and SOS RFIC markets. We also participate in optical market segments where sapphire and fluoride materials are being adopted rapidly in new applications. We intend to continue to expand our opportunities by adding new categories and sizes of products with the goal of providing our customers in multiple high-growth end markets with a robust set of sapphire solutions. For example, one of the largest market segment opportunities is likely to come from the solid state lighting market, which will require higher brightness, lower-cost white LEDs that require larger-size LED chips. Larger LED chips are increasingly being manufactured in volume on four and six inch sapphire wafers. Our process to manufacture large diameter, high quality sapphire wafers is well-suited to this market and we believe our processes will help enable its growth. We already produce high volumes of four and six inch sapphire products and we continue to add large diameter sapphire production capacity in anticipation of market growth, as evidenced by the addition of eight inch diameter capabilities in 2008 and twelve inch diameter capabilities in 2009. We expect that next-generation LEDs and SOS RFICs will be produced on six inch and larger sapphire wafers to further drive cost efficiencies.

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

Our research and development (“R&D”) activity plays a vital role in supporting our technology, product and revenue roadmaps. In 2010, 2009 and 2008, our R&D expenses totaled $1.1 million, $801,000 and $862,000, respectively. Our R&D is focused on three key areas: large diameter sapphire growth and fabrication; higher precision sapphire processing; and new crystal development. Our technical staff possesses deep and broad expertise in materials science and engineering. We also develop and utilize sophisticated metrology equipment to perform material and process characterization.

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

While we continue to offer all of the following products, our sales efforts are now focused on selling two through four inch cores to our polishing customers and six and eight inch polished wafers to our semiconductor device manufacturing customers.

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

Core

Our core product line consists of our sapphire cores drilled from sapphire boules with high-precision. In 2010, 2009 and 2008, sales of core accounted for 70%, 66% and 37% of our revenue.

As-cut

Our as-cut product line consists of sapphire cores sliced using a wire saw machine. We believe we are able to offer our customers one of the highest-precision cut sapphire wafers in the market. This is especially important to customers who require precise orientation planes for applications such as LEDs, SOS, RFICs and blue laser diodes. In 2010 and 2009, sales of as-cut wafers accounted for less than 10% of our revenue. In 2008, sales of as-cut wafers accounted for 24% of our revenue.

As-ground

Our as-ground product line consists of cut sapphire wafers that undergo a double-sided lapping and edge grinding process. The lapping process ensures that the surface of the wafer is flat and smooth and has a high degree of parallelism. The grinding process bevels the edges of the wafers, making them more durable and less susceptible to chipping and cracking. In 2010, 2009 and 2008, sales of as-ground wafers accounted for less than 10% of our revenue.

Polished

Our polished product line consists of finely polished, ultra-clean, six and eight inch sapphire wafers. Our polished wafers undergo two polishing phases including both a mechanical and a chemical mechanical planarization phase. We believe we are currently one of very few firms offering six and eight inch, high-quality C-plane and R-plane polished wafers. In 2010, 2009 and 2008 sales of polished wafers accounted for 25%, 11% and 24% of our revenue, respectively. During 2009, our key customer for R-plane polished substrates had supply chain management challenges and also experienced decreased demand due to the global recession. As a result, our orders for R-plane polished wafers declined in 2009 compared to 2008. The LED industry began using six inch C-plane polished substrates more heavily in 2010, which resulted in increased polished wafer revenue in 2010.

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

All of our long-lived assets are located in the U.S. and Malaysia.

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

CUSTOMERS

Our principal customers are wafer polishing companies and semiconductor device manufacturers. A significant portion of our sales have been to relatively few customers. In 2010, our top three customers accounted for 46% of our revenue. In 2009, our top three customers accounted for approximately 48% of our revenue and, in 2008, our top four customers accounted for approximately 68% of our revenue. Although we are attempting to diversify and expand our customer base, we expect our sales to continue to be concentrated among a small number of customers. However, we also expect that our significant customers may change from time to time. In the year ended December 31, 2010, sales to LG Innotek, Tera Xtal Technology Corp., and Iljin Display Co, Ltd. represented approximately 17%, 15% and 14% of our revenues, respectively. In 2009, sales to Crystalwise, Tera Xtal Technology Corp., and Iljin Display Co, Ltd. represented approximately 20%, 17% and 11% of our revenues, respectively. In the year ended December 31, 2008, sales to Peregrine Semiconductor Corp., Shinkosha Co. Ltd., Crystalwise Technology, Inc., and a fourth customer represented approximately 29%, 17%, 12% and 10% of our revenues, respectively. No other customer accounted for 10% or more of our revenues during those periods.

In the year ended December 31, 2010, 90% of our sales were made to customers in Asia, 8% of our sales were made to customers in North America and 2% of our sales were made to customers in Europe. In the year ended December 31, 2009, 72% of our sales were made to customers in Asia, 25% of our sales were made to customers in North America and 3% of sales were made to customers in Europe. In the year ended December 31, 2008, 53% of our sales were made to customers in Asia, 44% of our sales were made to customers in North America and 3% of sales were made to customers in Europe. Our customer supply agreements tend to be for short periods of time, typically 90 days. Therefore, fluctuations in demand could cause our quarterly revenue to vary significantly. Our standard arrangement with most customers includes 30 day payment terms.

INTELLECTUAL PROPERTY

Our ability to compete successfully depends upon our ability to protect our proprietary technologies and other confidential information. We rely primarily upon a combination of trade secret laws and non-disclosure agreements with employees, customers and potential customers to protect our intellectual property. We have three pending patent applications with the US Patent and Trademark Office covering aspects of our core production, wafer grinding and lapping technologies. However, we believe that factors such as the technological and innovative abilities of our personnel, the success of our ongoing product development efforts and our efforts to maintain trade secret protection are more important than patents in maintaining our competitive position. We pursue the registration of certain of our trademarks in the US and currently have five registered trademarks.

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

EMPLOYEES

As of December 31, 2010, we had 250 full-time employees. Of these 250 employees, 228 work in technology and operations. None of our employees are represented by a labor union. We consider our employee relations to be good.

OTHER INFORMATION

You may access, free of charge, our reports filed with the SEC (for example, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and any amendments to those forms) indirectly through our Internet website (www.rubicon-es2.com). Reports filed with or furnished to the SEC will be available as soon as reasonably practicable after they are filed with or furnished to the SEC. Alternatively, if you would like a paper copy of any such SEC report (without exhibits) or document, write to Investor Relations, Rubicon Technology, Inc., 900 East Green Street, Bensenville, Illinois 60106, and a copy of such requested document will be provided to you, free of charge. The information found on our website is not part of this or any other report filed with or furnished to the SEC.

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

The global economic crisis resulted in weak demand for LED and SOS products in late 2008 and most of 2009, causing a significant reduction in orders for our sapphire substrates. As a result, our manufacturing facilities were underutilized, which negatively impacted our gross margins and overall business. There can be no assurance that such sudden market changes will not occur again in the future adversely affecting our profitability.

Demand for our products resumed in late 2009 requiring expansion of our production capacity. Our capacity expansion involves significant risks, including the availability of capital equipment and the timing of its installation, availability and timing of required electric power, management of expansion costs, timing of production ramp-up, qualification of our new equipment and demands on management’s time. If our business does not grow fast enough to utilize this new capacity effectively, our business and financial results could be adversely affected. Conversely, delays in expanding our manufacturing capacity could impact our ability to meet future demand for our products. As a result, we might not be able to fulfill customer orders in a timely manner, which could adversely affect our customer relationships and operating results. Moreover, our efforts to increase our production capacity may not succeed in enabling us to manufacture the required quantities of our products in a timely manner or at the gross margins that we achieved in the past. There can be no assurance that we will be able to successfully reach our production, timing and cost goals for our expansion.

If LED lighting does not achieve greater market acceptance, or if alternative technologies are developed and gain market traction, prospects for our growth and profitability would be limited.

Our future success depends on increased market acceptance of LED lighting. Approximately 90% and 80% of our revenue during 2010 and 2009, respectively, was from sales of our products for use in the manufacture of LED products. Potential customers for LED lighting systems may be reluctant to adopt LED lighting as an alternative to traditional lighting technology because of its higher initial cost and relatively low light output per unit in comparison with the most powerful traditional lighting devices. In addition, our potential customers may have substantial investments and know-how related to their existing lighting technologies, and may perceive risks relating to the novelty, complexity, reliability, quality, usefulness and cost-effectiveness of LED products compared to other lighting sources available in the market. If acceptance of LED lighting does not increase significantly, then opportunities to increase our revenues and operate profitably would be limited.

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

The level of market acceptance of our SOS RFIC products may impact our future operating results. Our success in the SOS RFIC market depends on a number of factors, including:

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

Historically, we have earned, and believe that in the future we will continue to earn, a substantial portion of our revenue from a small number of customers. In 2010 and 2009, three customers each accounted for 10% or more of our revenues. In 2010, sales to LG Innotek, Tera Xtal Technology Corp., and Iljin Display Co, Ltd. represented approximately 17%, 15% and 14% of our revenues, respectively. In 2009, sales to Crystalwise, Tera Xtal Technology Corp., and Iljin Display Co, Ltd. represented approximately 20%, 17% and 11% of our revenues, respectively. If we were to lose one of our major customers or have a major customer significantly reduce its volume of business with us, our revenues and profitability would be materially reduced unless we are able to replace such demand with other orders promptly. We expect to continue to be dependent on our significant customers, the number and identity of which may change from period to period.

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

Most of our power consumption takes place in our crystal growth facilities in the U.S. Electricity prices could increase due to overall changes to the price of energy due to conditions in the Middle East, natural gas shortages in the U.S. and other economic conditions and uncertainties regarding the outcome and implications of such events. Once our current agreements expire, if electricity prices increase significantly, we may not be able to pass these price increases through to our customers on a timely basis, if at all, which could adversely affect our gross margins and results of operations.

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

We anticipate that our gross margins will fluctuate from period to period as a result of the mix of products that we sell in any given period. If our sales mix shifts to lower margin products in future periods, our overall gross margin levels and operating results would be adversely impacted. Increased competition and the adoption of alternatives to our products, more complex engineering requirements, lower demand and other factors may lead to a further downward shift in our product margins, leading to price erosion and lower revenues for us in the future.

Our proprietary intellectual property rights may not adequately protect our products and technologies, and the failure to protect such rights could harm our competitive position and adversely affect our operating results.

To protect our technology, we have chosen to rely primarily on trade secrets rather than seeking protection through publicly filed patents. Trade secrets are inherently difficult to protect. While we believe we use reasonable efforts to protect our trade secrets, our directors, employees, consultants or contractors may unintentionally or willfully disclose our information to competitors, whether during or after the termination of their services to our company. If we were to seek to enforce a claim that a third party had illegally obtained and was using our trade secrets, it would be expensive and time consuming, and the outcome would be unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets than U.S. courts. Moreover, if our competitors independently develop equivalent knowledge, methods and know-how, it will be more difficult for us to protect our intellectual property and our business could be harmed.

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

In 2010 and 2009, revenue from international sales was approximately 92% and 75%, respectively, of our total revenue. We expect that revenue from international sales will continue to constitute a significant portion of our total revenue for the foreseeable future. Our international sales are subject to a variety of risks, including risks arising from:

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

Our manufacturing, research and development, sales and marketing, and administrative activities are concentrated in three facilities in the Chicago metropolitan area and one facility in Penang, Malaysia. Should a natural disaster, such as a tornado or flood, act or terrorism, war or outbreak of disease severely affect the Chicago area, our operations could be significantly impacted. We may not be able to replicate the manufacturing capacity and other operations of our Chicago facilities in our Malaysian facility or elsewhere, or such replication could take significant time and resources to accomplish. The disruption from such an event could adversely affect or interrupt entirely our ability to conduct our business. Similarly, should a disruption from such an event occur at our Malaysia facility, the disruption could adversely affect or interrupt our ability to conduct our business.

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

We have incurred significant losses in prior periods. As of December 31, 2010, we had an accumulated deficit of $129.8 million. While we had net income of $29.1 million in 2010 and $4.4 million in 2008, we incurred a net loss of $9.6 million in 2009 and we incurred net losses in 2007 and 2006 of $2.9 million and $7.6 million, respectively. There can be no assurance that we will have sufficient revenue growth to offset expenses or to achieve profitability in future periods.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

The price of our common stock has fluctuated substantially and may continue to do so.

Our common stock has only been publicly traded since November 16, 2007, and the trading price of our common stock has fluctuated substantially. From our initial public offering through March 11, 2011, the trading price of our common stock has ranged from a low of $2.50 to a high of $35.90.

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

Our executive officers and directors and their affiliates together own more than 24% of our outstanding capital stock and voting power. For the foreseeable future, they will have significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets. Their ownership may limit your ability to influence corporate matters and, as a result, the market price of our common stock could be adversely affected.

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

Our executive, research and development and manufacturing functions are located on properties that we lease or own. We lease properties in Franklin Park, Illinois and Bensenville, Illinois. These facilities total approximately 102,600 square feet in seven buildings, which includes 30,000 square feet in our Bensenville, Illinois facility. The leases for these facilities terminate from July 2014 through August 2015. We have completed construction of a 65,000 square foot facility in Penang, Malaysia, which will process sapphire grown by us in our Illinois facilities into finished cores and wafers. This facility is now processing cores and some wafer production began at the end of the fourth quarter of 2010. We also acquired in April 2010 a 134,400 square foot building in Batavia, Illinois to expand our crystal growth operations. This facility began operations in the fourth quarter of 2010.

In the fourth quarter 2008 and throughout 2009, the worldwide economic recession impacted our business resulting in underutilization of our facilities. During the fourth quarter 2009 and throughout 2010, our crystal growth and fabrication operations returned to full utilization. We have been adding capacity and believe that with this additional capacity our current facilities are sufficient to meet our current and expected needs.

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

Market Information.

Our common stock began trading on the NASDAQ Global Market under the symbol “RBCN” on November 16, 2007. As of March 11, 2011, our common stock was held by approximately 25 stockholders of record and there were 24,250,335 shares of our common stock outstanding. The following table sets forth the high and low sales prices for our common stock as reported on the NASDAQ Global Market for the periods indicated:

	High	Low
Fiscal year ended December 31, 2009
First Quarter	$7.59	$3.12
Second Quarter	$16.86	$5.10
Third Quarter	$17.51	$8.70
Fourth Quarter	$22.00	$12.65

	High	Low
Fiscal year ended December 31, 2010
First Quarter	$22.50	$14.50
Second Quarter	$34.19	$20.17
Third Quarter	$35.90	$19.51
Fourth Quarter	$26.60	$18.05

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain future earnings to finance the growth and development of our business, and we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock during the period from November 16, 2007 (the first trading day following our initial public offering) through December 31, 2010, with the cumulative total returns of the NASDAQ Composite Index and the RDG Technology Composite Index. The graph assumes that the value of the investment in our common stock and in each of the indices (including reinvestment of dividends) was $100 on November 16, 2007.

	11/16/07	12/31/07	3/31/08	6/30/08	9/30/08	12/31/08	3/31/09	6/30/09	9/30/09	12/31/09	3/31/10	6/30/10	9/31/10	12/31/10
Rubicon Technology, Inc	100.00	135.71	165.60	116.11	41.26	24.34	30.34	81.60	84.80	116.06	115.43	170.23	129.66	120.46
NASDAQ Composite	100.00	92.70	79.30	80.02	71.48	54.79	53.10	63.77	73.84	79.14	84.16	74.15	83.64	93.63
RDG Technology Composite	100.00	93.34	78.88	81.44	71.37	52.72	54.52	65.92	77.20	85.04	87.38	76.99	86.53	96.45

The stock price performance reflected in this graph is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

Our Registration Statement on Form S-1 (333-145880) covering the initial public offering of our shares of common stock was declared effective by the SEC on November 15, 2007.

The net offering proceeds to us after deducting expenses totaled approximately $81.0 million. As of December 31, 2010, we had used approximately $7.6 million of the net proceeds to repay borrowings outstanding under the revolving line of credit financing agreement with Hercules Technology Growth Capital, Inc. and to pay related fees and expenses. We also have used $5.7 million to repurchase shares of our common stock, $2.0 million to purchase Series D-1 preferred shares of Peregrine Semiconductor Corp. (one of our customers) and $63.9 million on capital expenditures and $1.8 million for working capital and general corporate purposes. As of December 31, 2010, all proceeds from the initial public offering have been used.

Issuer Purchases of Equity Securities

In November 2008, we announced a repurchase plan approved by our Board of Directors authorizing the purchase of up to $15 million of our outstanding common stock over a period of two years. The stock repurchase program authorizes the Company to purchase shares of our common stock in the open market at times and prices considered appropriate by the Company depending upon prevailing market conditions and other corporate considerations. There was no stock repurchased for the three months ended December 31, 2010, and the program was terminated by its terms on December 31, 2010. The Board of Directors does not anticipate at this time adopting a new repurchase plan in 2011.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere herein. The consolidated balance sheet data as of December 31, 2010 and 2009 and the consolidated statements of operations data for the years ended December 31, 2010, 2009 and 2008 are derived from our audited consolidated financial statements included elsewhere herein, which have been prepared in accordance with generally accepted accounting principles in the US. The consolidated balance sheet data as of December 31, 2008, 2007 and 2006 and the consolidated statements of operations data for the years ended December 31, 2007 and 2006 have been derived from our audited consolidated financial statements, which are not included in this Form 10-K.

SELECTED CONSOLIDATED FINANCIAL DATA

	Year ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, other than share and per share data)
Consolidated statements of operations data:
Revenue	$77,362	$19,808	$37,838	$34,110	$20,752
Cost of goods sold	36,205	23,427	25,746	22,045	18,885

Gross profit (loss)	41,157	(3,619)	12,092	12,065	1,867
Operating expenses:
General and administrative	9,883	4,811	6,691	6,157	3,298
Sales and marketing	1,267	1,137	968	675	1,062
Research and development	1,079	801	862	769	679
Asset impairment	—	—	—	—	933
Loss on disposal of assets	234	—	1,215	139	42

Total operating expenses	12,463	6,749	9,736	7,740	6,014

Income (loss) from operations	28,694	(10,368)	2,356	4,325	(4,147)
Other income (expense), net	346	738	2,003	(7,104)	(3,272)

Income (loss) before income taxes and cumulative effect of change in accounting principle	29,040	(9,630)	4,359	(2,779)	(7,419)
Income tax benefit (expense)	71	—	(4)	(75)	—

Income (loss) before cumulative effect of change in accounting principle	29,111	(9,630)	4,355	(2,854)	(7,419)
Cumulative effect of change in accounting principle(1)	—	—	—	—	(221)

Net income (loss)	29,111	(9,630)	4,355	(2,854)	(7,640)
Dividends on preferred stock	—	—	—	(5,625)	(5,563)
Accretion of redeemable preferred stock	—	—	—	(59,934)	(23,416)

Net income (loss) attributable to common stockholders	$29,111	$(9,630)	$4,355	$(68,413)	$(36,619)

Net income (loss) per common share attributable to common stockholders
Basic	$1.34	$(0.48)	$0.21	$(27.22)	$(146.57)
Diluted	$1.28	$(0.48)	$0.19	$(27.22)	$(146.57)

Shares used in computing net income (loss) per common share attributable to common stockholders
Basic	21,726,090	20,117,543	20,892,040	2,513,487	249,843
Diluted	22,790,896	20,117,543	21,920,861	2,513,487	249,843

(1)	On January 1, 2006 the Company adopted FSP150-5 “Issuer’s Accounting under FASB Statement No. 150 For Freestanding Warrants and Other Similar Investments in Shares that are Redeemable” and recorded approximately $221,000 as a cumulative effect of change in accounting principle.

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$16,073	$3,860	$7,629	$4,380	$3,638
Working capital	107,583	55,846	56,360	76,179	(388)
Total assets	206,742	101,186	112,345	111,411	29,020
Convertible preferred stock warrant liability	—	—	—	—	3,773
Long-term debt and capital lease obligations, less current portion	—	—	—	—	2,628
Redeemable convertible preferred stock	—	—	—	—	93,897
Total stockholders’ equity (deficit)	192,094	97,440	108,393	105,682	(77,593)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our revenue in the fourth quarter of 2008 and through most of 2009 was significantly impacted by the global recession. Much of the sapphire we sell into the marketplace goes into LED lighting for consumer electronics. Consumer spending on these products declined during the recession, which decreased demand for our products. Toward the end of 2009, and throughout 2010 demand for sapphire strengthened as consumers resumed spending on consumer electronics, driven, in part, by the introduction of new products such as LED backlit LCD televisions. In addition, general lighting applications for LEDs continued to expand. We expect continued strong demand throughout 2011.

We sell our products on a global basis. The Asian, North American and European markets accounted for 90%, 8% and 2%, respectively, of our revenue for the year ended December 31, 2010, 72%, 25% and 3%, respectively, of our revenue for the year ended December 31, 2009, and 53%, 44% and 3%, respectively, for the year ended December 31, 2008. Revenue declined in all markets in 2009 primarily due to the recession. In addition, our North American revenue in 2009 was impacted by lower orders in the period from our key customer in the SOS RFIC market due to a build-up of inventory at that customer. Demand from the LED market was very strong in 2010, particularly in Asia where there is a high concentration of customers that support the LED market.

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

We provide direct sales from our Bensenville, Illinois offices. Substantially all of our revenue is generated by our direct sales force and we expect this to continue in the future.

We manufacture and ship our products from our facilities in the Chicago metropolitan area and from our facility in Penang, Malaysia. We have approximately 102,600 square feet of manufacturing and office space in Franklin Park and Bensenville, Illinois. In 2010, we completed construction of a 65,000 square foot facility in Penang, Malaysia, which will process sapphire grown by us in our Illinois facilities into finished cores and wafers. This facility is processing cores and some wafer production came on line at the end of the fourth quarter of 2010. We also acquired in April 2010 a 134,400 square foot building in Batavia, Illinois to expand our crystal growth operations. This facility also began operations in the fourth quarter of 2010.

Financial operations

Revenue. Our revenue consists of sales of sapphire materials sold in core, as-cut, as-ground and polished forms in two, three, four, six and eight inch diameters as well as optical materials sold as blanks or polished windows. Products are made to varying specifications, such as crystal planar orientations and thicknesses. We have focused on increasing sales of larger diameter substrates, which we define as three inch or greater in diameter, as they generally yield higher gross margins. Average selling prices for our products declined significantly in late 2008 and early 2009 due to weak demand. Sales decreased across all product lines for the year ended December 31, 2009, due primarily to the global recession. Demand began to improve in the second half of 2009 and continued to improve throughout 2010 due to the strong demand from the LED market. Sales increased significantly across most product lines and diameters for the year ended December 31, 2010, as demand for our products increased due to improved market and pricing environment.

Historically, a significant portion of our revenue has been derived from sales to relatively few customers. For the year ended December 31, 2010, we had three customers that accounted for approximately 17%, 15%, and 14% of our revenue. For the year ended December 31, 2009, we had three customers that accounted for approximately 20%, 17%, and 11% of our revenue. For the year ended December 31, 2008, we had four customers that accounted for approximately 29%, 17%, 12% and 10% of our revenue. Other than as discussed above, none of our customers accounted for more than 10% of our revenue for such periods. Although we are attempting to diversify and expand our customer base, we expect our revenue to continue to be concentrated among a small number of customers. We expect that our significant customers may change from period to period.

We recognize revenue upon shipment to our customers. Delays in product orders or changes to the timing of shipments could cause our quarterly revenue to vary significantly. We derive a significant portion of our revenue from customers outside of the U.S. The majority of our sales are to the Asian market and we expect that region to continue to be a major source of revenue for us. All of our revenue and corresponding accounts receivable are denominated in U.S. dollars.

Cost of goods sold. Our cost of goods sold consists primarily of manufacturing materials, labor, manufacturing-related overhead such as utilities, depreciation and rent, provisions for excess and obsolete inventory reserves, freight and warranties. We manufacture our products at our Franklin Park, Bensenville and Batavia, Illinois and Penang, Malaysia manufacturing facilities based on customer orders. We purchase materials and supplies to support such demand. We are subject to variations in the cost of raw materials and consumables from period to period because we do not have long-term fixed-price agreements with most of our suppliers. For the years ended December 31, 2010, 2009 and 2008, utility costs represented approximately 13%, 12% and 13%

of our cost of goods sold, respectively. We mitigate the potential impact of fluctuations in energy costs by entering into long term purchase agreements. Once our current agreements expire, if electricity prices increase significantly, we may not be able to pass these price increases through to our customers on a timely basis, if at all, which could adversely affect our gross margins and results of operations.

Gross profit. With the return of demand for sapphire and the resulting increase in average selling prices in late 2009, we returned to a gross profit in the fourth quarter of 2009. Demand and pricing continued to increase throughout 2010 significantly increasing gross profit. Our gross profit has been and will continue to be affected by a variety of factors, including average sales prices of our products, product mix, our ability to reduce manufacturing costs and fluctuations in the cost of electricity, raw materials and other supplies.

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

Other income (expense). Other income (expense) consists of interest income and expense and gains and losses on investments and currency translation. We repaid most of our outstanding indebtedness with a portion of the proceeds from our initial public offering in November 2007 and repaid the remainder in February 2008.

Provision for income tax. We account for income taxes under the asset and liability method whereby the expected future tax consequences of temporary differences between the book value and the tax basis of assets and liabilities are recognized as deferred tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to be recognized. A full valuation allowance is provided as management cannot conclude that it is more likely than not that our deferred tax assets will be realized. At December 31, 2010, we had $49.5 million in net operating loss carryforwards (“NOLs”). We have updated our analysis of ownership changes that limit the utilization of the net operating losses. This analysis shows an ownership change, but we believe that we are not restricted in our ability to use the full amount of the NOLs. As of December 31, 2010, no tax benefit has been recognized for these loss carryforwards. We expect to maintain a full valuation allowance on our remaining net deferred tax assets until an appropriate level of profitability that generates taxable income is sustained or until we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets will be realizable. It is possible that we will release the valuation allowance within the next twelve months. Any reversal of the valuation allowances will favorably impact our results of operations in the period of the reversal. In addition, federal and certain state and non-U.S. income taxes attributable to the fiscal year’s pre-tax income will be provided for in the period of the reversal and in subsequent periods, which will reduce net income. The Illinois State Legislature has suspended the use of net operating loss carryforwards for taxable years ending after December 31, 2010 and before December 31, 2014 and has increased the corporate income tax rate. Consequently, we expect to record income taxes in 2011 which will reduce net income.

Stock-based compensation. The majority of our stock-based compensation relates primarily to administrative personnel and is accounted for as a general and administrative expense. For the years ended December 31, 2010, 2009 and 2008, our stock-based compensation expense was $2.3 million, $937,000 and $771,000, respectively.

RESULTS OF OPERATIONS

The following table sets forth our statements of operations for the periods indicated:

	Year ended December 31,
	2010	2009	2008
	(in millions)
Revenue	$77.4	$19.8	$37.8
Cost of goods sold	36.2	23.4	25.7

Gross profit (loss)	41.2	(3.6)	12.1

Operating expenses:
General and administrative	9.9	4.8	6.7
Sales and marketing	1.3	1.1	1.0
Research and development	1.1	0.8	0.8
Loss on disposal of assets	0.2	—	1.2

Total operating expenses	12.5	6.7	9.7

Income (loss) from operations	28.7	(10.3)	2.4
Other income (expense)	0.3	0.7	2.0

Income (loss) before income taxes	29.0	(9.6)	4.4
Income tax benefit	0.1	—	—

Net income (loss)	$29.1	$(9.6)	$4.4

The following table sets forth our statements of operations as a percentage of revenue for the periods indicated:

	Year ended December 31,
	2010	2009	2008
	(percentage of total)
Revenue	100%	100%	100%
Cost of goods sold	47	118	68

Gross profit (loss)	53	(18)	32

Operating expenses:
General and administrative	13	25	18
Sales and marketing	2	5	2
Research and development	1	4	2
Loss on disposal of assets	—	—	3

Total operating expenses	16	34	25

Income (loss) from operations	37	(52)	7
Other income (expense)	1	4	5

Income (loss) before income taxes	38	(48)	12
Income tax benefit	—	—	—

Net income (loss)	38%	(48)%	12%

Comparison of years ended December 31, 2010 and 2009

Revenue. Revenue was $77.4 million for the year ended December 31, 2010 and $19.8 million for the year ended December 31, 2009, an increase of $57.6 million. We experienced a significant increase in revenue across most product lines and diameters due to increased demand for our products due to an improved market and pricing environment. Revenue from the sales of core products for the year ended December 31, 2010 increased by $41.3 million, of which $13.6 million was attributed to volume and $27.7 million was attributed to increased pricing. Revenue from the sales of polished products for the year ended December 31, 2010 increased by $17.0 million, of which $13.6 million was related to an increase in volume, and $3.4 million was attributed to pricing. Of that increase in revenue from the sales of polished products for the year ended December 31, 2010, $15.8 million was attributed to the increase in the sale of our LED substrate products and $1.2 million was attributed to the increase in the sale of our SOS RFIC products. Revenue for the sale of our as-cut and as-ground products decreased $1.8 million, attributed to focusing production on higher margin core and polished wafer products. We also experienced an increase in revenue from the sale of our optical products for the year ended December 31, 2010, of $1.1 million. We expect demand for our products to remain strong for 2011; however we believe it is unlikely that pricing for our products will continue to rise as they did in 2010.

Gross profit (loss). Gross profit (loss) was $41.2 million for the year ended December 31, 2010 and ($3.6) million for the year ended December 31, 2009, an increase of $44.8 million. The increase in gross profit is primarily attributable to higher revenue of $57.6 million and better utilization of equipment and staff, which led to improved operating leverage and throughput. In addition, sales of larger diameter products, which generally had a higher gross profit margin, increased by $17.0 million.

General and administrative expenses. G&A expenses were $9.9 million for the year ended December 31, 2010 and $4.8 million for the year ended December 31, 2009, an increase of $5.1 million. The increase was primarily due to an increase of employee compensation costs of $3.2 million, of which $2.1 million was from performance based bonus costs as no bonus was earned in 2009 and $1.1 million from annual salary increases and expenses associated with issuance and exercise of employee stock options. Our bad debt expense increased by $676,000 as compared to 2009 due to the considerable increase in sales volume in 2010 and due to lower than normal bad debt expense in 2009 as we were able to reduce our reserve as our customer’s improved economic condition reduced the uncertainty regarding our customer’s ability to pay an over 90 day past due receivable. We also experienced an increase in expenses of $582,000 from additional recruiting, training, travel, information technology and other miscellaneous expenses related to the startup of the Malaysian facility. In addition, franchise taxes increased by $292,000 primarily due to higher stock share count.

Sales and marketing expenses. Sales and marketing expenses were $1.3 million for the year ended December 31, 2010 and $1.1 million for the year ended December 31, 2009, an increase of $130,000. The increase in sales and marketing expenses is primarily attributable to additional employee compensation costs from additional sales hires to support expansion, annual salary increases and employee stock options expense.

Research and development expenses. R&D expenses were $1.1 million for the year ended December 31, 2010 and $801,000 for the year ended December 31, 2009, an increase of $278,000. The increase is attributable to higher employee compensation costs and an increase in spending on research projects.

Other income. Other income was $346,000 for the year ended December 31, 2010 and $738,000 for the year ended December 31, 2009, a decrease in other income of $392,000. The decrease was primarily due to a $335,000 decrease in interest income as a result of lower interest rates as well as a $20,000 loss on currency translation not incurred in 2009.

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

General and administrative expenses. G&A expenses were $4.8 million for the year ended December 31, 2009 and $6.7 million for the year ended December 31, 2008, a decrease of $1.9 million. The decrease was primarily due an adjustment to our bad debt reserve of $1.1 million. We were able to reduce our reserve in 2009 as our customer’s improved economic condition reduced the uncertainty regarding our customer’s ability to pay us. We also experienced a decrease of $729,000 of costs associated with a follow-on public offering incurred in 2008 which did not occur in 2009, and a $515,000 decrease in bonuses as no bonus expense was incurred in 2009. The decreases were offset by $225,000 in increased legal costs, $120,000 in increased salary and stock compensation expenses, and $84,000 in higher business insurance premiums.

Sales and marketing expenses. Sales and marketing expenses were $1.1 million for the year ended December 31, 2009 and $968,000 for the year ended December 31, 2008, an increase of $169,000. The increase in sales and marketing expenses is primarily attributable to additional payroll expenses of $138,000, which includes a salesperson in the Japan sales office that opened in 2009, as well as $27,000 in costs associated with operating the sales office in Japan.

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

As of December 31, 2010, we had cash and short term investments totaling $82.2 million, including cash of $6.0 million held in deposits at major banks, $10.1 million invested in money market funds and short term investments in commercial paper, corporate bonds, and US treasury securities of $66.1 million. Our long term investment consists of a $2.0 million investment in Peregrine Semiconductor, Corp. (one of our customers) Series D1 preferred stock. In February 2008, we began experiencing failed auctions of our entire auction-rate securities portfolio, resulting in our inability to sell these securities in the short term. We held put options associated with an agreement with UBS, AG related to all of our auction-rate securities purchased through them. We had the option to sell these securities to UBS, AG at par value from June 30, 2010 through July 2, 2012. We exercised these put options on June 30, 2010 with settlement on July 1, 2010 for a payment equal to full par value of the auction-rate securities.

Our right to sell the auction-rate securities to UBS, AG commencing on June 30, 2010, represented put options for a payment equal to the par value of the auction-rate securities. During the years ended December 31, 2010, 2009, and 2008, we recorded a realized (loss) gain of ($55,279), ($459,734) and $1,611,343 respectively, representing the changes in fair value of the put options. We also recorded during the years ended December 31, 2010, 2009, and 2008, a realized gain (loss) of $63,466, $506,504 and ($1,666,766), respectively, representing the changes in fair value of the auction-rate securities. Both the gain and loss from recording the change in fair value of the put options and auction-rate securities were recorded in gain (loss) on investments in the Consolidated Statements of Operations. The Company’s investment policy no longer allows auction-rate securities as an approved investment.

Cash flows from operating activities

	Year ended December 31,
	2010	2009	2008
	(in thousands)
Net income (loss)	$29,111	$(9,630)	$4,355
Non-cash items:
Depreciation and amortization	6,066	5,342	4,452
Stock based compensation and other, net	2,478	890	2,041
Total non-cash items:	8,544	6,232	6,493
Working capital:
Accounts receivable	(13,709)	(2,425)	131
Accounts payable	7,129	(445)	(132)
Other accruals	3,642	217	(1,602)
Inventories	(4,464)	1,285	(5,360)
Prepaid expenses and other current assets	(6,194)	1,474	(2,382)
Total working capital items:	(13,596)	106	(9,345)
Net cash provided by (used in) operating activities	$24,059	$(3,292)	$1,503

Cash provided by operating activities was $24.1 million for the year ended December 31, 2010. During such period, we generated net income of $29.1 million, which included non-cash charges of $8.5 million, including depreciation expense of $6.1 million and stock-based compensation expense of $2.3 million. Cash from net working capital decreased $13.6 million, which was comprised of an increase in accounts receivable of $13.7 million due to higher sales and volumes, an increase in accounts payable of $7.1 million due to increased manufacturing production and timing of payments, an increase in other accruals of $3.6 million consisting primarily of an increase in deposits of $1.1 million from customer prepayments, and an increase in accrued payroll of $2.0 million from increased headcount and bonus accrual. There was also an increase in prepaid expenses and other current assets of $6.2 million due to an increase in purchases of furnace construction and replacement parts for both the Illinois and Malaysia facilities, and an increase in inventory of $4.5 million, of which $1.7 million was attributed to an increase in the stock of raw material.

Cash used in operating activities was $3.3 million for the year ended December 31, 2009. During such period, we generated a net loss of $9.6 million, which included non-cash charges of $6.3 million, including depreciation expense of $5.3 million and stock-based compensation expense of $937,000. During such period, cash from net working capital increased by $106,000 which was composed of an increase in accounts receivable of $2.4 million due to higher sales in the fourth quarter, an increase of accrued other liabilities of $463,000 primarily due to the amount owed on land purchased in Malaysia, a decrease in inventory of $1.3 million due to sales product mix requirements, a decrease in spare parts of $1.4 million due to the increased usage of furnace material inventory, a decrease in accounts payable of $445,000 due to timing of ordering and payments and a decrease in accrued payroll of $162,000 attributable to the decrease in performance based bonus expenses offset by the increase in headcount.

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

Cash flows used in investing activities

Net cash provided by (used in) investing activities was ($74.7) million, $1.7 million and $4.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. In 2010, we used approximately $32.5 million on building and equipment for our new crystal growth facility in Batavia, Illinois, and approximately $15.1 million on building and equipping of our new post crystal growth facility in Malaysia. We used proceeds from our common stock offering completed on June 21, 2010 of approximately $55.4 million to purchase investment securities. This was partially offset by sales of investments of $30.0 million which were used to fund operations and capital spending. In 2009, we used approximately $3.8 million to purchase components to construct additional crystal growth furnaces, approximately $645,000 to expand and upgrade our Bensenville, Illinois facility and $354,000 for other upgrades in our fabrication, slicing, and polishing operations. We also used $681,000 to purchase land in Malaysia to continue to expand our capacity. We purchased additional investments of $693,000 using investment earnings proceeds. This was offset by proceeds from sales of investments of $7.9 million. In 2008, we used approximately $12.8 million to purchase components used to construct additional crystal growth furnaces, approximately $2.0 million for infrastructure changes needed to expand operations in our Bensenville, Illinois facility and approximately $3.9 million to purchase various equipment used to expand our production capacity in support of our sales growth. We purchased additional investments of $2.0 million using investment earnings proceeds. This was partially offset by proceeds from sales of investments of $25.0 million.

We are continuing to equip our new our crystal growth facility in Illinois and post crystal growth facility in Malaysia. It is difficult to predict the timing of capital expenditures on these projects, but we anticipate spending an additional $25 to $30 million completing these two new facilities in 2011 and we estimate our total 2011 capital expenditures to be between $35 million and $45 million.

Cash flows from financing activities

Net cash provided by (used in) financing activities was $62.8 million, ($2.2) million and ($2.5) million for the years ended December 31, 2010, 2009 and 2008, respectively. Net cash provided by financing activities for

2010 reflects $61.7 million in net proceeds from the common stock offering completed June 21, 2010, as well as proceeds from the exercise of stock options of $1.6 million partially offset by an increase in restricted cash of $525,000. Net cash used in financing activities for 2009 reflects stock repurchases of $2.6 million, partially offset by the proceeds from the exercise of stock options of $420,000. Net cash used in financing activities for 2008 reflects stock repurchases of $3.1 million, partially offset by proceeds from the exercise of stock options of $602,000.

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

Contractual obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments at December 31, 2010. Changes in our business needs as well as actions by third parties and other factors may cause these estimates to change. Because these estimates are complex and necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table sets forth information relating to our contractual obligations at December 31, 2010:

		Payments due in
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Operating lease obligations	$4.6	$1.1	$2.3	$1.2	$—
Purchase order obligations	9.8	9.8	—	—	—
Building construction obligations	1.3	1.3	—	—	—

Total contractual obligations	$15.7	$12.2	$2.3	$1.2	$—

OFF-BALANCE SHEET ARRANGEMENTS

During 2010, 2009 and 2008, we did not engage in any off-balance sheet arrangements. We do not have any interest in entities referred to as variable interest entities, which includes special purpose entities and other structured finance entities.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the risk of loss related to changes in market prices, including interest rates, of financial instruments that may adversely impact our financial position, results of operations or cash flows.

Foreign currency exchange risk. As a result of our global operations we are exposed to changes in foreign currency exchange rates which may adversely affect our results and financial position. Primary exposures are related to the US Dollar versus the Malaysian Ringgit. To date, substantially all of our international sales have been transacted in US dollars. While we continue to monitor this exchange risk, we are not currently entered into any foreign currency hedging transactions.

Interest rate risk. We do not have any long-term borrowings. Our investments consist of cash, cash equivalents, commercial paper, corporate bonds, and US treasury securities. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Foreign currency translation and transactions. Rubicon Worldwide LLC’s assets and liabilities are translated into US dollars at exchange rates existing at the respective balance sheet dates and capital accounts at historical exchange rates. The results of operations are translated into US dollars at the average exchange rates during the respective period. Translation adjustments resulting from fluctuations in exchange rates for Rubicon Worldwide LLC are recorded as a separate component of accumulated other comprehensive income (loss) within stockholders’ equity.

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

Revenue recognition. We recognize revenue from sales of products when:

•

Persuasive evidence of an arrangement exists. We require evidence of a purchase order with the customer specifying the terms and specifications of the product to be delivered, typically in the form of a signed contract, quotation or purchase order from the customer.

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

All of our revenue is denominated in U.S. dollars.

Inventory. We value our inventory at the lower of cost or market. Market is determined based on net realizable value. Costs for raw materials, work in process and finished goods are based on actual costs on a first-in, first-out basis. We establish inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based on customer required specifications. We evaluate the ability to realize the value of our inventory based on a combination of factors, including forecasted sales, estimated current and future market value and changes in customers’ product specifications. Inventory reserves decreased in 2010 by $896,000 primarily on disposal of obsolete inventory, resetting of standard costs on certain inventory items to net realizable value and ability to sell previously determined excess quantities. Our method of estimating excess and obsolete inventory has remained consistent for all periods presented. However, if our recognition of excess or obsolete inventory is, or if our estimates of our inventory’s potential utility become, less favorable than currently expected, additional inventory reserves may be required. We determine our normal operating capacity and record as expense costs attributable to lower utilization of equipment and staff. During the beginning of 2010 and for all of 2009, we determined we were not operating at capacity and recorded as expense costs associated with lower utilization of equipment and staff of $462,000 and $5.6 million, respectively. With the improved demand and pricing of our products, we believe that it is unlikely that significant adjustments for lower utilization of equipment and staff will occur in 2011.

Investments. We invest available cash primarily in investment grade commercial paper, corporate notes and government securities. Investments classified as available-for-sale securities are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Investments in trading securities are reported at fair value, with both realized and unrealized gains and losses recorded in other income (expense), in the Consolidated Statements of Operations. Investments in which we have the ability and intent, if necessary, to liquidate in order to support our current operations are classified as short-term. Our long-term investments at December 31, 2010 consist of a $2.0 million investment in Peregrine Semiconductor, Corp. (a customer) Series D-1 Preferred shares.

We review our available-for-sale securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When we conclude that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Consolidated Statement of Operations. As of December 31, 2010, no impairment was recorded.

In October 2008, we entered into an agreement that provided us with the right, but not the obligation, to sell all our auction-rate securities to UBS, AG for par value during the period from June 30, 2010 to July 2, 2012 (the “ARS Put Options”). The ARS Put Options provided us with the opportunity to recover the estimated unrealized loss on our ARS investments. We recorded the fair value of the ARS Put Options upon receipt. We exercised these put options on June 30, 2010 with a settlement date of July 1, 2010. At December 31, 2010 we have no auction rate securities or put options in our investment portfolio. We valued the auction-rate securities and ARS Put Options using a discounted cash flow model that weights various factors including interest rates and expected holding period. Unrealized gains and losses related to the ARS Put Options were recognized in earnings.

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

The expected term represents the weighted-average period that our stock options are expected to be outstanding and is based upon the vesting term of our options, a review of a peer group of companies, and expected exercise behavior. Until November 2007, we were operating as a private company, and as a result, we were unable to use our actual price volatility data. Therefore, we estimate the volatility of our common stock based on volatility of similar entities over the expected term of our stock options. We base the risk-free interest rate that we use in the option pricing model on US Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and, therefore, use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The current forfeiture rate of 27.54% was based on our past history of pre-vesting forfeitures and the forfeiture rate has remained constant.

We allocate stock based compensation costs using a straight-line method which amortizes the fair value of each option on a straight-line basis over the service period. Based on the variables affecting the valuation of our common stock and the method used for allocating compensation costs, we recognized $2.3 million in stock-based compensation expense during the year ended December 31, 2010.

All option grants made during 2010 and 2009 were granted at an exercise price per share equal to the closing market price of our common stock on the date of grant. Therefore, there is no intrinsic value because the exercise price per share of each option was equal to the fair value of the common stock on the date of grant.

Based on the fair market value of the common stock at December 31, 2010, the intrinsic value for the options outstanding was $14,832,301 and the intrinsic value for the options exercisable was $5,514,855. At December 31, 2009, the intrinsic value for the options outstanding was $23,767,706 and the intrinsic value for the options exercisable was $8,625,028. For more information on stock-based compensation, see Note 7 – Stock Incentive Plans to our Consolidated Financial Statements.

Income tax valuation allowance. Evaluating the need for and amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all the positive and negative evidence available to determine whether all or some portion of the deferred tax assets will not be realized. A valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50 percent) that they will not be realized. In general, “realization” refers to the incremental benefit achieved through the reduction in future taxes payable or an increase in future taxes refundable from the deferred tax assets, assuming that the underlying deductible differences and carryforwards are the last items to enter into the determination of future taxable income. In determining our valuation allowance, we consider the source of taxable income including taxable income in prior carryback years, future reversals of existing temporary differences, the required use of tax planning strategies, and future taxable income exclusive of reversing temporary differences and carryforwards. We lack a consistent earnings history, including three years of cumulative losses. In addition, pricing of our products has fluctuated wildly during our history and we will likely see continued price volatility. While we generated pre-tax earnings in 2010, there is risk in meeting our financial goals. We therefore concluded that a full valuation allowance should be maintained. We will continue in 2011 to evaluate the evidence to determine whether all or some portion of the deferred tax assets will not be realized. It is possible that we will release the valuation allowance within the next twelve months, which will favorably impact our results of operations in the period of the reversal.

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

Management’s Evaluation of Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (together, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the year covered by this report. Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and instructions for Form 10-K, and that the information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our certifying officers concluded that these disclosure controls and procedures were effective as of December 31, 2010.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Based on its evaluation, management concluded that our internal controls over financial reporting were effective as of December 31, 2010. As required under this Item 9A, the management’s report titled “Management’s Assessment of Control Over Financial Reporting” is set forth in “Item 8 – Consolidated Financial Statements and Supplementary Data” and is incorporated herein by reference.

Attestation Report of the Registered Public Accounting Firm

As required under this Item 9A, the auditor’s attestation report titled “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” is set forth in “Item 8 – Consolidated Financial Statements and Supplementary Data” and is incorporated herein by reference.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2010 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Information required by Items 401, 405, 407(d)(4) and 407(d)(5) of Regulation S-K will be included under the captions “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee” in our proxy statement for our 2011 annual meeting of stockholders and is incorporated by reference herein. If such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed not later than the end of such 120-day period.

We have adopted a Code of Ethics that applies to all of our employees, officers and directors. A copy of the Code of Ethics is available on our website at www.rubicon-es2.com, and any waiver from the Code of Ethics will be timely disclosed on the Company’s website as will any amendments to the Code of Ethics.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K will be included under the captions “Executive Compensation” and “Director Compensation” in our proxy statement for our 2011 annual meeting of stockholders and is incorporated by reference herein. The information required by Item 407(e)(4) and 407(e)(5) of Regulation S-K will be included under the captions “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our proxy statement for our 2011 annual meeting of stockholders and is incorporated by reference herein. If such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed not later than the end of such 120-day period.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table represents securities authorized for issuance under our 2001 Equity Plan and our 2007 Stock Incentive Plan as of December 31, 2010.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under the Equity Compensation Plans (Excluding Securities Reflected in Column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,830,397	$12.98	643,850

(1)	Approved before our initial public offering.

The information required by Item 403 of Regulation S-K will be included under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” in our proxy statement for our 2011 annual meeting of stockholders and is incorporated by reference herein. If such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed not later than the end of such 120-day period.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K will be included under the caption “Certain Relationships and Related Person Transactions” in our proxy statement for our 2011 annual meeting of stockholders and is incorporated by reference herein. The information required by Item 407(a) of Regulation S-K will be included under the caption “Director Independence” in our proxy statement for our 2011 annual meeting of stockholders and is incorporated by reference herein. If such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed not later than the end of such 120-day period.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in our proxy statement for our 2011 annual meeting of stockholders and is incorporated by reference herein. If such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed not later than the end of such 120-day period.

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

March 15, 2011.

Rubicon Technology, Inc.

By	/s/ Raja M. Parvez
Raja M. Parvez President and Chief Executive Officer

KNOWN BY ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Raja M. Parvez and William F. Weissman, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2011.

Signature	Title

/s/ Raja M. Parvez Raja M. Parvez	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ William F. Weissman William F. Weissman	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Don N. Aquilano Don N. Aquilano	Chairman of the Board of Directors

/s/ Donald R. Caldwell Donald R. Caldwell	Director

/s/ Michael E. Mikolajczyk Michael E. Mikolajczyk	Director

/s/ Raymond J. Spencer Raymond J. Spencer	Director

EXHIBIT INDEX

The Exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description	Incorporation by Reference
3.1	Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to Amendment No. 2, filed on November 1, 2007, to the registrant’s Registration Statement on Form S-1 (File No. 333-145880)

3.2	Amended and Restated Bylaws of Rubicon Technology, Inc.	Filed as Exhibit 3.2 to Amendment No. 2, filed on November 1, 2007, to the registrant’s Registration Statement on Form S-1 (File No. 333-145880)

4.1	Specimen Common Stock Certificate	Filed as Exhibit 4.1 to Amendment No. 3, filed on November 13, 2007, to the registrant’s Registration Statement on Form S-1 (File No. 333-145880)

4.2	Fourth Amended and Restated Registration Rights Agreement, dated as of November 30, 2005	Filed as Exhibit 4.2 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

4.3	Third Amended and Restated Stockholders’ Agreement, dated as of June 28, 2005, by and among Rubicon Technology, Inc. and the stockholders named therein	Filed as Exhibit 4.3 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

4.8	Warrant to Purchase Shares of Series B preferred stock between Rubicon Technology, Inc. and GATX Ventures, Inc., dated July 10, 2002 (1)	Filed as Exhibit 4.8 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

4.9	Warrant to Purchase Shares of Series B preferred stock between Rubicon Technology, Inc. and GATX Ventures, Inc., dated July 10, 2002 (2)	Filed as Exhibit 4.9 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

4.14	Form of Investor Warrant to Purchase Shares of Series E preferred stock	Filed as Exhibit 4.14 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.1*	Rubicon Technology, Inc. 2001 Equity Plan, dated as of August 2, 2001	Filed as Exhibit 10.1 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.1(a)*	Amendment No. 1 to the Rubicon Technology, Inc. 2001 Equity Plan, dated as of November 6, 2001	Filed as Exhibit 10.1(a) to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.1(b)*	Amendment No. 2 to the Rubicon Technology, Inc. 2001 Equity Plan, dated as of May 21, 2002	Filed as Exhibit 10.1(b) to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.1(c)*	Amendment No. 3 to the Rubicon Technology, Inc. 2001 Equity Plan, dated as of May 28, 2004	Filed as Exhibit 10.1(c) to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

Exhibit No.	Description	Incorporation by Reference
10.1(d)*	Amendment No. 4 to the Rubicon Technology, Inc. 2001 Equity Plan, dated as of December 6, 2004	Filed as Exhibit 10.1(d) to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.1(e)*	Amendment No. 5 to the Rubicon Technology, Inc. 2001 Equity Plan, dated as of June 28, 2005	Filed as Exhibit 10.1(e) to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.1(f)*	Amendment No. 6 to the Rubicon Technology, Inc. 2001 Equity Plan, dated as of November 30, 2005	Filed as Exhibit 10.1(f) to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.1(g)*	Amendment No. 7 to the Rubicon Technology, Inc. 2001 Equity Plan, dated as of July 26, 2006	Filed as Exhibit 10.1(g) to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.1(h)*	Rubicon Technology, Inc. 2001 Equity Plan Form of Notice of Stock Option Grant and Stock Option Agreement	Filed as Exhibit 10.1(h) to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.2*	Rubicon Technology, Inc. 2007 Stock Incentive Plan as amended and restated as of December 8, 2009	Filed as Appendix A to the registrant’s Proxy Statement on Schedule 14A, filed on April 30,2010 (File No. 1-33834)

10.2(a)*	Amendment No. 1 to Rubicon Technology, Inc. 2007 Stock Incentive Plan, as amended and restated as of December 8, 2009, effective as of June 23, 2010

10.3*	Rubicon Technology, Inc. Management Incentive Bonus Plan, dated as of February 28, 2007	Filed as Exhibit 10.4 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.4*	Amendment No. 1 to Rubicon Technology, Inc. Management Incentive Bonus Plan, dated as of August 29, 2007	Filed as Exhibit 10.4(a) to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.5*	Executive Employment Agreement, dated as of November 17, 2005, by and between Rubicon Technology, Inc. and Raja M. Parvez	Filed as Exhibit 10.5 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.5(a)*	Amendment, dated as of July 25, 2007, to Executive Employment Agreement by and between Rubicon Technology, Inc. and Raja M. Parvez	Filed as Exhibit 10.5(a) to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.5(b)*	Executive Employment Agreement, dated as of dated January 29, 2009, by and between Rubicon Technology, Inc. and Raja M. Parvez Executive Employment Agreement	Filed as Exhibit 10.5(b) to the registrant’s Current Report on Form 8-K filed on December 3, 2009 (File No. 1-33834)

10.6*	Severance Agreement, dated as of September 8, 2005, by and between Rubicon Technology, Inc. and Hap R. Hewes	Filed as Exhibit 10.7 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

Exhibit No.	Description	Incorporation by Reference
10.7*	Executive Employment Agreement, dated as of July 30, 2007, by and between Rubicon Technology, Inc. and William F. Weissman	Filed as Exhibit 10.8 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.8*	First Amendment to Executive Employment Agreement, dated as of January 29, 2009, by and between Rubicon Technology, Inc. and William F. Weissman	Filed as Exhibit 10.8(a) to the registrant’s Current Report on Form 8-K filed on December 3, 2009 (File No. 1-33834)

10.9	Form of Post-IPO Change of Control Severance Agreement	Filed as Exhibit 10.10 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.10	Form of Indemnification Agreement	Filed as Exhibit 10.11 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.11	Commercial Lease, dated as of December 23, 2004, by and between Rubicon Technology, Inc. and Bartmanns, Perales & Dolter, LLC	Filed as Exhibit 10.12 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.11(a)	Amendment to Commercial Lease, dated as of May 6, 2005, by and between Rubicon Technology, Inc. and Bartmanns, Perales & Dolter, LLC	Filed as Exhibit 10.12(a) to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.12	Industrial Space Lease, dated as of July 29, 2005, by and among Rubicon Technology, Inc. and Radion Mogilevsky and Nanette Mogilevsky	Filed as Exhibit 10.13 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.13	Industrial Building Lease, dated as of July 18, 2007, by and between Rubicon Technology, Inc. and Phillip J. Latoria, Jr.	Filed as Exhibit 10.14 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.14	Non-Competition Agreement, dated as of April 6, 2005, by and between Rubicon Technology, Inc. and Hap Hewes	Filed as Exhibit 10.15 to Amendment No. 1, filed on October 11, 2007, to the registrant’s Registration Statement on Form S-1 (File No. 333-145880)

10.15	Agreement for Purchase and Sale of Real Estate, dated February 16, 2010, by and between Rubicon Technology, Inc. and Douglas Business Center, LLC	Filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q on May 5, 2010 (File No. 1-33834)

10.16+	Second Amendment to Supply Agreement, by and between Peregrine Semiconductor Corp. and Rubicon Technology, Inc., effective as of November 25, 2008	Filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q on November 8, 2010 (File No. 1-33834)

10.17	Underwriting Agreement dated as of June 15, 2010, by and between Rubicon Technology, Inc. and the underwriters party thereto	Filed as Exhibit 1.1 to the registrant’s Current Report on Form 8-K on June 16, 2010 (File No. 1-33834)

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

Exhibit No.	Description	Incorporation by Reference
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

*	Management contract or compensatory plan or arrangement of the Company.
†	Confidential treatment has been requested and granted for certain provisions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act.
+	Confidential treatment has been requested and granted for certain provisions of this Exhibit pursuant to Rule 24b-2 promulgated under the Exchange Act.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on management’s assessment using those criteria, as of December 31, 2010, management concluded that the Company’s internal controls over financial reporting were effective.

Grant Thornton LLP, independent registered public accounting firm, has audited the consolidated financial statements of the Company for the fiscal years ended December 31, 2010, 2009 and 2008 and the Company’s internal control over financial reporting as of December 31, 2010. Their reports are presented on the following pages.

Rubicon Technology, Inc.

March 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Rubicon Technology, Inc.

We have audited Rubicon Technology, Inc.’s (a Delaware Corporation) and subsidiaries (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 15, 2011, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Milwaukee, Wisconsin

March 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Rubicon Technology, Inc.

We have audited the accompanying consolidated balance sheets of Rubicon Technology, Inc. (a Delaware Corporation) and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2011 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Milwaukee, Wisconsin

March 15, 2011

Rubicon Technology, Inc.

Consolidated balance sheets

	As of December 31,
	2010	2009
	(in thousands, other than share data)
Assets
Cash and cash equivalents	$16,073	$3,860
Restricted cash	533	8
Short-term investments	66,131	40,716
Accounts receivable, net	18,676	4,967
Inventories, net	11,135	6,597
Spare parts	7,821	2,133
Prepaid expenses and other current assets	1,862	1,311

Total current assets	122,231	59,592
Property and equipment, net	82,511	39,525
Investments	2,000	2,000
Other assets	—	69

Total assets	$206,742	$101,186

Liabilities and stockholders’ equity
Accounts payable	$9,255	$2,056
Accrued payroll	2,538	515
Corporate income and franchise taxes	407	171
Advance payments	1,103	27
Accrued and other current liabilities	1,345	977

Total current liabilities	14,648	3,746
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 undesignated shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 85,000,000 shares authorized; 24,210,644 and 21,482,558 shares issued; 22,960,669 and 20,232,583 shares outstanding	23	21
Additional paid-in capital	327,515	261,974
Treasury stock, at cost, 1,249,975 shares	(5,661)	(5,661)
Accumulated other comprehensive income	(10)	(10)
Accumulated deficit	(129,773)	(158,884)

Total stockholders’ equity	192,094	97,440

Total liabilities and stockholders’ equity	$206,742	$101,186

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of operations

	Year ended December 31,
	2010	2009	2008
	(in thousands, other than share and per share data)
Revenue	$77,362	$19,808	$37,838
Cost of goods sold	36,205	23,427	25,746

Gross profit (loss)	41,157	(3,619)	12,092
Operating expenses:
General and administrative	9,883	4,811	6,691
Sales and marketing	1,267	1,137	968
Research and development	1,079	801	862
Loss on disposal of assets	234	—	1,215

Income (loss) from operations	28,694	(10,368)	2,356

Other income (expense):
Interest income	358	693	2,060
Interest expense	—	(2)	(2)
Realized loss on foreign currency translation	(20)	—	—
Realized gain (loss) on investments	8	47	(55)

Total other income (expense)	346	738	2,003

Income (loss) before income taxes	29,040	(9,630)	4,359
Income tax benefit (expense)	71	—	(4)

Net income (loss)	$29,111	$(9,630)	$4,355

Net income (loss) per common share
Basic	$1.34	$(0.48)	$0.21

Diluted	$1.28	$(0.48)	$0.19

Weighted average common shares outstanding used in computing net income (loss) per common share
Basic	21,726,090	20,117,543	20,892,040
Diluted	22,790,896	20,117,543	21,920,861

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of stockholders’ equity

						Stockholders’ equity
	Common stock		Treasury Stock		Additional paid-in capital	Accum Other Comp Inc.	Accum deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
	(in thousands other than share data)
Balance at December 31, 2007	20,488,608	$24	—	$—	$259,243	$24	$(153,609)	$105,682
Exercise of stock options	485,943	—	—	—	602	—	—	602
Restricted stock grant	5,537	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	771	—	—	771
Net exercise of stock warrants	292,922	—	—	—	—	—	—	—
Stock issued to board of directors	6,682	—	—	—	—	—	—	—
Unrealized gain on investments	—	—	—	—	—	105	—	105
Offering costs from initial public offering	—	—	—	—	(38)	—	—	(38)
Purchase of treasury stock, at cost	—	—	(730,733)	(3,084)	—	—	—	(3,084)
Reclassification of par value	—	(3)	—	—	3	—	—	—
Net income	—	—	—	—	—	—	4,355	4,355

Comprehensive income	—	—	—	—	—	—	—	4 ,460

Balance at December 31, 2008	21,279,692	21	(730,733)	(3,084)	260,581	129	(149,254)	108,393
Exercise of stock options	150,621	—	—	—	420	—	—	420
Stock-based compensation	—	—			973	—	—	973
Unrealized (loss) on investments	—	—	—	—	—	(126)	—	(126)
Foreign currency translation adjustments	—	—	—	—	—	(13)	—	(13)
Net exercise of stock warrants	43,885	—	—	—	—	—	—	—
Stock issued to board of directors	8,360	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	—	—	(519,242)	(2,577)	—	—	—	(2,577)
Net loss	—	—	—	—	—	—	(9,630)	(9,630)

Comprehensive loss	—	—	—	—	—	—	—	(9,769)

Balance at December 31, 2009	21,482,558	21	(1,249,975)	(5,661)	261,974	(10)	(158,884)	97,440
Exercise of stock options	532,986	—	—	—	1,640	—	—	1,640
Stock-based compensation	—	—	—	—	2,252	—	—	2,252
Proceeds from secondary public offering net of issuance costs of $4,130	2,195,100	2	—	—	61,649	—	—	61,651
Unrealized gain on investments	—	—	—	—	—	9	—	9
Foreign currency translation adjustments	—	—	—	—	—	(9)	—	(9)
Net income	—	—	—	—	—	—	29,111	29,111

Comprehensive income	—	—	—	—	—	—	—	29,111

Balance at December 31, 2010	24,210,644	$23	(1,249,975)	$(5,661)	$327,515	$(10)	$(129,773)	$192,094

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of cash flows

	Year ended December 31,
	2010	2009	2008
	(in thousands)
Cash flows from operating activities
Net income (loss)	$29,111	$(9,630)	$4,355
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	6,066	5,342	4,452
Net loss on disposal of equipment	234	—	1,215
Stock-based compensation	2,252	937	771
Realized (gain)/loss on investments	(8)	(47)	55
Changes in operating assets and liabilities:
Accounts receivable	(13,709)	(2,425)	131
Inventories	(4,464)	1,285	(5,360)
Spare parts	(5,646)	1,436	(2,366)
Prepaid expenses and other assets	(548)	38	(16)
Accounts payable	7,129	(445)	(132)
Accrued payroll	2,020	(162)	(637)
Deferred revenue	—	—	(583)
Corporate income and franchise taxes	236	(84)	(130)
Advance payments	1,076	—	—
Accrued and other current liabilities	310	463	(252)

Net cash provided by (used in) operating activities	24,059	(3,292)	1,503

Cash flows from investing activities
Purchases of property and equipment	(49,429)	(5,530)	(18,701)
Proceeds from disposal of assets	143	—	—
Purchase of investments	(55,416)	(693)	(2,048)
Proceeds from sale of investments	30,000	7,922	25,039

Net cash (used in) provided by investing activities	(74,702)	1,699	4,290

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs of $4,130	61,720	—	(38)
Proceeds from exercise of options	1,640	420	602
Restricted cash	(525)	(3)	5
Payments on capital lease obligations	—	—	(29)
Purchase of treasury stock	—	(2,577)	(3,084)

Net cash provided by (used in) financing activities	62,835	(2,160)	(2,544)

Net effect of currency translation	21	(16)	—
Net increase (decrease) in cash and cash equivalents	12,213	(3,769)	3,249
Cash and cash equivalents, beginning of year	3,860	7,629	4,380

Cash and cash equivalents, end of year	$16,073	$3,860	$7,629

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$—	$—	$2
Restricted stock grant	—	—	108
Conversion of accounts receivable to investments	—	—	2,000
Unrealized gain (loss) on investments	9	(126)	105
Deferred offering costs included in accounts payable	—	61	—
Stock-based compensation incurred for accrued director’s fees	—	36	—

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

Rubicon Technology, Inc., a Delaware corporation (the “Company”), is an electronic materials provider that develops, manufactures and sells monocrystalline sapphire and other innovative crystalline products for LEDs, RFICs, blue laser diodes, optoelectronics and other optical applications. The Company sells its products on a global basis to customers in Asia, North America and Europe. The Company maintains its operating facilities in the Chicago metropolitan area and in Penang, Malaysia.

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

Restricted cash

At December 31, 2010 and 2009, in connection with certain credit agreements, the Company is required to maintain $5,000 of restricted certificates of deposit. At December 31, 2010 and 2009, the Company held $2,531 and $3,555 of employee funds as part of a flexible spending program. At December 31, 2010, the Company held $525,974 as a fixed deposit pledged to a bank as a security for a bank guarantee facility granted to the Company.

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

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

The Company reviews its available-for-sale securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. The Company considers various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, its ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When the Company concludes that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Consolidated Statements of Operations. As of December 31, 2010 and 2009, no impairment was recorded.

The Company’s long-term investment is accounted for as a cost method investment and is adjusted as needed based on a review of the investment’s financial position.

Auction-rate securities put options (“ARS Put Options”)

In October 2008, the Company entered into an agreement that provides the Company with the right, but not the obligation, to sell all of its auction-rate securities to UBS, AG for par value during the period from June 30, 2010 to July 2, 2012. The ARS Put Options provided the Company with the opportunity to recover the estimated unrealized loss on its ARS investments. The Company recorded the fair value of the ARS Put Options upon receipt. The Company valued ARS Put Options at fair value using a discounted cash flow model. Unrealized gains and losses related to the ARS Put Options were recognized in earnings. The Company exercised these put options on June 30, 2010. At December 31, 2010, the Company had no auction rate security put options or auction rate securities in investments. The Company’s investments policy no longer allows auction rate securities as an approved investment. See Note 3—Investments for additional information regarding the ARS Put Options.

Treasury Stock

The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.

Accounts receivable

The majority of the Company’s accounts receivable is due from manufacturers, primarily in the sapphire substrate polishing business, serving the LED industry. Credit is extended based on an evaluation of the customer’s financial condition. Accounts receivable are due based on contract terms and at stated amounts due

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

from customers, net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time past due, the customer’s current ability to pay and the condition of the general economy and industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are recorded as a reduction to bad debt expense.

The following table shows the activity of the allowance for doubtful accounts:

	Year ended December 31,
	2010	2009
	(in thousands)
Beginning balance	$59	$629
Charges to costs and expenses	142	(607)
Accounts charged off, less recoveries	(7)	37

Ending balance	$194	$59

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

	As of December 31,
	2010	2009
	(in thousands)
Raw materials	$5,196	$3,982
Work in progress	3,135	1,277
Finished goods	3,358	2,788

	11,689	8,047
Reserve for obsolescence and realization	(554)	(1,450)

	$11,135	$6,597

The following table shows the activity of the obsolescence and realization reserve:

	Year ended December 31,
	2010	2009
	(in thousands)
Beginning balance	$1,450	$589
Disposal of obsolete inventory	(472)	—
Change in standard cost to net realizable value	(458)	—
Charges to costs and expenses	34	861

Ending balance	$554	$1,450

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

Property and equipment

Property and equipment consisted of the following:

	As of December 31,
	2010	2009
	(in thousands)
Land and land improvements	$2,500	$623
Buildings	22,897	—
Machinery, equipment and tooling	56,956	48,126
Leasehold improvements	7,712	6,985
Furniture and fixtures	824	715
Information systems	869	546
Construction in progress	15,353	4,361

Total cost	107,111	61,356
Accumulated depreciation and amortization	(24,600)	(21,831)

Property and equipment, net	$82,511	$39,525

Property and equipment are carried at cost and depreciated over their estimated useful lives using the straight-line method. The cost of maintenance and repairs is charged to expense as incurred. Significant renewals and improvements are capitalized. Depreciation and amortization expense associated with property and equipment was $6,066,016, $5,341,490 and $4,452,065 for the years ended December 31, 2010, 2009 and 2008.

Construction in progress includes costs associated with the construction of furnaces and deposits made on equipment purchases.

The estimated useful lives are as follows:

Asset description	Life
Buildings	39 years
Machinery, equipment and tooling	3-10 years
Leasehold improvements	Lesser of life of lease or economic life
Furniture and fixtures	7 years
Information systems	3 years

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

During 2009, the Company’s machinery and equipment were underutilized due to a decline in sales. The Company did not perform a recoverability test of the assets to determine if further assessment for potential

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

impairment was required as the sales decline was considered temporary due to the worldwide economic recession and was not considered a triggering event that would indicate that the carrying value may not be recoverable. In the fourth quarter 2009, the crystal growth and fabrication operations returned to full utilization and the remaining operations returned to full utilization in 2010. There were no impairment losses on long lived assets for the years ended December 31, 2010, 2009 and 2008.

Warranty cost

The Company’s sales terms include a warranty that its products will meet certain specifications and is based on terms that are generally accepted in the marketplace. The Company records a current liability for the expected cost of warranty-related claims at the time of sale. The warranty reserve is included in accrued and other current liabilities on the balance sheet.

The following table presents changes in the Company’s product warranty liability:

	Year ended December 31,
	2010	2009
	(in thousands)
Balance, beginning of period	$20	$51
Charged to cost of sales	128	12
Actual product warranty expenditures	(50)	(43)

Balance, end of period	$98	$20

Fair value of financial instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, short and long-term investments, accounts receivable, and accounts payable. The carrying values of these assets and liabilities approximate their fair values due to the short-term nature of these instruments at December 31, 2010 and 2009. Fair value of put options on auction rate securities is discussed in Note 3 below.

Concentration of credit risks and other risks and uncertainties

Financial instruments that could potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. At December 31, 2010 and 2009, the Company had $5,447,505 and $798,290 on deposit at a financial institution in excess of amounts insured by the Federal Deposit Insurance Corporation. The Company performs periodic evaluation of this institution for relative credit standing. The Company has not experienced any losses in such accounts and management believes it is not exposed to any significant risk of loss on these balances.

The Company currently depends on a small number of suppliers for certain raw materials, components, services and equipment, including key materials such as aluminum oxide and certain furnace components. If the supply of these components were to be disrupted or terminated, or if these suppliers were unable to supply the quantities of raw materials required, the Company may have difficulty in finding, or may be unable to find, alternative sources for these items. As a result, the Company may be unable to meet the demand for its products, which could have a material adverse impact on the Company.

Concentration of credit risk related to revenue and accounts receivable is discussed in Note 5 below.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

Revenue recognition

The Company recognizes revenue from product sales when earned. Revenue is recognized when, and if, evidence of an arrangement is obtained and the other criteria to support revenue recognition are met, including:

•

Persuasive evidence of an arrangement exists. The Company requires evidence of a purchase order with the customer specifying the terms and specifications of the product to be delivered, typically in the form of a signed contract, quotation or purchase order from the customer.

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

Stock-based compensation

The Company requires all share-based payments to employees, including grants of employee stock options to be measured at fair value and expensed in the Consolidated Statements of Operations over the service period (generally the vesting period) of the grant. Expense is recognized in the Consolidated Statements of Operations for these share-based payments.

Research and development

Research and development costs are expensed as incurred. Research and development expense was $1,078,753, $800,524 and $861,805 for the years ended December 31, 2010, 2009 and 2008.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

Accounting for uncertainty in income taxes

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties as of December 31, 2010 and 2009, and had no interest or penalties for years ended December 31, 2010, 2009 and 2008. The Company is subject to taxation in the US, Japan and in a state jurisdiction. The Company is exempt from Malaysian income tax for a ten year period beginning in 2009. Due to the existence of net operating loss carryforwards, all tax years are open to examination by tax authorities.

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

Income taxes

Deferred tax assets and liabilities are provided for temporary differences between financial reporting and income tax bases of assets and liabilities, and are measured using the enacted tax rates and laws expected to be in effect when the differences will reverse. Deferred income taxes also arise from the future benefits of net operating loss carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. A valuation allowance equal to 100% of the net deferred tax assets has been recognized due to uncertainty regarding the future realization of these assets. Full valuation allowances on net deferred tax assets are maintained until an appropriate level of profitability that generates taxable income is deemed sustainable or until a tax strategy is developed that would enable the Company to conclude that it is more likely than not that a portion of the deferred tax assets will be realizable.

Other comprehensive income

Other comprehensive income refers to revenue, expenses, gains and losses that, under US GAAP, are included in other comprehensive income (loss), but are excluded from net income (loss), as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. For the year ended December 31, 2010, the Company recorded an unrecognized gain on investments and differences due to translation rates used in converting the Company’s foreign subsidiaries financial statements in accumulated other comprehensive income. For the year ended December 31, 2009, the Company recorded an unrecognized loss on investments and differences due to translation rates used in converting the Company’s foreign subsidiaries financial statements in accumulated other comprehensive income and for the year ended December 31, 2008, the Company recorded an unrecognized gain on investments in accumulated other comprehensive income.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

Net income (loss) per common share

Net income (loss) per share of common stock is as follows for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
Net income (loss) per common share:
Basic:
Net income (loss)	$1.34	$(0.48)	$0.21

Diluted:
Net income (loss)	$1.28	$(0.48)	$0.19

Weighted average common shares outstanding used in:
Basic	21,726,090	20,117,543	20,892,040

Diluted	22,790,896	20,117,543	21,920,861

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of diluted common shares outstanding during the period. Diluted shares outstanding are calculated by adding to the weighted shares outstanding any common stock equivalents, outstanding stock options and warrants based on the treasury stock method.

Diluted net loss per common share is the same as basic net loss per common share for the year ended December 31, 2009, because the effects of potentially dilutive securities are anti-dilutive.

The number of anti-dilutive shares excluded from the calculation of diluted net loss per share is as follows as of December 31:

2009
Warrants	242,132
Stock options	958,254

1,200,386

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

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Revenue is attributed by geographic region based on ship-to location of the Company’s customers. The following table summarizes revenue by geographic region:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Asia	$69,329	$14,288	$20,045
North America	6,520	4,970	16,519
Europe	1,513	550	1,274

Revenue	$77,362	$19,808	$37,838

The following table summarizes assets by geographic region:

	As of December 31,
	2010	2009
	(in thousands)
North America	$186,511	$100,429
Asia	20,231	757

Total Assets	$206,742	$101,186

3. INVESTMENTS

The Company invests available cash primarily in investment grade commercial paper, corporate notes and government securities. The Company’s short-term investments balance of $66.1 million as of December 31, 2010, is comprised of US Treasury securities of $9.5 million, corporate notes and bonds of $38.1 million and commercial paper of $18.5 million. The Company’s investments are classified as available-for-sale securities and are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive income (loss).

In February 2008, the Company began experiencing failed auctions of its entire auction-rate securities portfolio, resulting in its inability to sell these securities in the short term. The Company held put options associated with an agreement with UBS, AG related to the auction-rate securities purchased through them. The Company exercised these put options on June 30, 2010 with a settlement date of July 1, 2010. The auction-rate securities were trading securities recorded at fair value and unrealized gains and losses were reported as part of gain on investments in the Consolidated Statements of Operations. The Company’s long-term investments at December 31, 2010, consist of a $2.0 million investment in Peregrine Semiconductor, Corp. (a customer) Series D-1 Preferred shares.

As noted above, in October 2008 the Company entered into an agreement with UBS, AG, which provided the Company certain rights to sell to UBS, AG the auction-rate securities that were purchased through them. The

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

Company had the option to sell these securities to UBS, AG at par value from June 30, 2010 through July 2, 2012. The Company exercised the put option on June 30, 2010 with a settlement date of July 1, 2010. The ARS Put Options provided the Company with the opportunity to recover the estimated unrealized loss on its ARS investments. The Company recorded the fair value of the ARS Put Options upon receipt and valued the put options at their estimated fair value using a discounted cash flow model that weighs various factors, including interest rates and expected holding period. Unrealized gains and losses related to the ARS Put Options were recognized in earnings. During the year ended December 31, 2010, the Company recorded a gain of $63,466 representing the changes in fair value of the auction-rate securities. The Company also recorded during the year ended December 31, 2010, a loss of $55,279 representing the changes in fair value of the put options. During the year ended December 31, 2009, the Company recorded a loss of $459,734, representing the changes in fair value of the put options. The Company also recorded a gain of $506,413, representing the change in fair value of the auction-rate securities, for the year ended December 31, 2009. Both the gain and loss from recording the change in fair value of the put options and auction-rate securities were recorded in gain on investments in the Consolidated Statements of Operations. The Company’s investment policy no longer allows auction rate securities as an approved investment.

The investment in Peregrine Semiconductor Corp. (Peregrine) is accounted for as a cost method investment. The value is adjusted for impairment as needed based on a review of Peregrine’s financial position.

The following table presents the amortized cost, and gross unrealized gains and losses on all securities at December 31, 2010:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term Investments:
U.S. Treasury securities and agency (taxable)	$9,499	$—	$3	$9,496
Corporate Notes/Bonds (taxable)	38,080	1	—	38,081
Commercial Paper (taxable)	18,559	—	5	18,554

Total short-term investments	$66,138	$1	$8	$66,131

Long-term Investments:
Peregrine Semiconductor, Corp. Series D-1 Preferred shares	$2,000	$—	$—	$2,000

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

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

The Company’s fixed income available-for-sale securities consist of high quality, investment grade commercial paper, corporate notes and government securities. The Company values these securities based on pricing from pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. The valuation techniques used to measure the fair value of the Company’s financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$10,042	$—	$—	$10,042
Investments:
Available-for-sales securities—current:
U.S. Treasury securities and agency	—	9,496	—	9,496
Corporate notes/bonds	—	38,081	—	38,081
Commercial paper	—	18,554	—	18,554

Total	$10,042	$66,131	$—	$76,173

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$2,747	$—	$—	$2,747
Investments:
Available-for-sales securities—current:
U.S. Treasury securities and agency	—	21,829	—	21,829
Corporate notes/bonds	—	4,070	—	4,070
FDIC guaranteed certificates of deposit	—	3,082	—	3,082
Commercial paper	—	1,643	—	1,643
Trading securities—current:
Auction rate securities	—	—	8,940	8,940
Auction rate securities put options	—	—	1,152	1,152

Total	$2,747	$30,624	$10,092	$43,463

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of December 31, 2010 and 2009:

Level 3 assets
Balance at January 1, 2009	$10,696
Redemption of auction-rate securities	(651)
Net recognized gains	47

Balance at December 31, 2009	$10,092
Redemption of auction-rate securities	(10,100)
Net recognized gains	8

Balance at December 31, 2010	$—

In addition to the debt securities noted above, the Company had approximately $6.0 million and $1.1 million of time deposits included in cash and cash equivalents as of December 31, 2010 and 2009.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

4. RELATED PARTY TRANSACTIONS

In November 2008, the Company purchased 1,345,444 shares of Peregrine Series D-1 Preferred shares for a total of $2.0 million, which represents less than 1% of shares outstanding. The terms and stock price of the purchase were the same as for the other investors who participated. Peregrine is a customer of the Company. For years ended December 31, 2010 and 2009, revenue from Peregrine was $2,262,000 and $1,708,350. As of December 31, 2010 and 2009, accounts receivable from Peregrine were $630,000 and $162,000.

5. SIGNIFICANT CUSTOMERS

For the year ended December 31, 2010, the Company had three customers that accounted for approximately 17%, 15% and 14% of its revenue. For the year ended December 31, 2009, the Company had three customers that accounted approximately 20%, 17% and 11% of its revenue. For the year ended December 31, 2008, the Company had four customers that accounted for approximately 29%, 17%, 12% and 10% of its revenue.

Customers individually representing more than 10% of trade receivables accounted for approximately 62% and 68% of accounts receivable as of December 31, 2010 and 2009. The Company grants credit to customers based on an evaluation of their financial condition. Losses from credit sales are provided for in the financial statements.

6. STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2010, the Company had 85,000,000 shares of common stock authorized with a par value of $0.001 and the Company had reserved 1,830,397 shares of common stock for issuance upon the exercise of outstanding common stock options. Also, 643,850 shares of the Company’s common stock were reserved for future grants of stock options (or other similar equity instruments) under the Company’s 2001 Equity Plan (the “2001 Plan”) and 2007 Stock Incentive Plan (the “2007 Plan”) as of December 31, 2010. In addition, 281,561 shares of the Company’s common stock were reserved for future exercise of outstanding warrants as of December 31, 2010.

On June 21, 2010, the Company completed a public offering of common stock in which a total of 3,029,100 shares were sold at a price of $30.00 per share. The Company sold 2,195,100 shares of common stock, including 395,100 shares pursuant to the full exercise of the underwriter’s over-allotment option, and 834,000 shares of common stock were sold by certain stockholders of the Company. The Company raised a total of $65.9 million in gross proceeds from the offering, or approximately $61.7 million in net proceeds after deducting the underwriting discount and commissions of $3.5 million and other offering costs of approximately $712,000. The Company did not receive any of the proceeds from the sale of common stock by the selling stockholders.

On May 12, 2008, the Company completed a public offering of 3,950,000 shares of its common stock at a price of $24.00 per share. The Company incurred $729,000 of costs associated with the offering and did not receive any of the proceeds from the sale, as all of the shares were sold by certain selling stockholders of the Company. Additionally, the underwriters were granted a 30-day option to purchase up to an additional 592,500 shares of common stock from the selling stockholders at the public offering price to cover over-allotments. The underwriters exercised such option, in part, for 353,410 shares of common stock on June 6, 2008.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

Warrants

At December 31, 2010 and 2009, the Company had outstanding 267,826 warrants to purchase common stock at an exercise price of $3.65 per share. The warrants were issued in conjunction with the issuance of convertible promissory notes issued by the Company to investors from August 2005 through October 2005. During 2009, 47,863 of these warrants were exercised on a “net exercise” basis, resulting in the issuance of 38,091 shares of common stock. The warrants are immediately exercisable and expire 10 years from the date of issuance.

At December 31, 2010 and 2009 the Company had outstanding 13,735 warrants to purchase common stock at an exercise price of $7.28 per share. The warrants were issued in 2002 in conjunction with the procurement of loans. The warrants are immediately exercisable and expire 10 years from the date of issuance.

During 2009, 7,281 of warrants issued in conjunction with a 2006 loan guarantee were exercised on a “net exercise” basis, resulting in the issuance of 5,794 shares of common stock.

Treasury Stock

In November 2008, the Company authorized a stock repurchase program to purchase up to $15 million of common stock over a period of two years. The stock repurchase program authorizes the Company to repurchase shares of its common stock in the open market at times and prices considered appropriate by the Company depending upon prevailing market conditions and other corporate considerations. The treasury shares are accounted for using the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. During 2010, no shares were repurchased under this plan and the plan expired. During 2009, the Company repurchased 519,242 shares at an average price of $4.96 for $2.6 million.

7. STOCK INCENTIVE PLANS

The Company sponsors a stock option plan, the 2001 Equity Plan (the “2001 Plan”), which allows for the grant of incentive and nonqualified stock options for the purchase of common stock. The maximum number of shares which may be awarded or sold under the 2001 Plan is 1,449,667 shares. Each option entitles the holder to purchase one share of common stock at the specified option exercise price. The exercise price of each incentive stock option granted must not be less than the fair market value on the grant date. At the discretion of management and with the approval of the Board of Directors, the Company may grant options under the 2001 Plan. Management and the Board of Directors determine vesting periods and expiration dates at the time of the grant.

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

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the activity of the stock incentive and equity plans:

	Shares available for grant	Number of options outstanding	Weighted- average option exercise price	Number of restricted stock and board shares issued
Outstanding at December 31, 2007	2,020,685	1,710,494	$5.87	14,284
Granted	(46,269)	34,050	23.30	12,219
Exercised	—	(485,943)	1.24	—
Canceled/forfeited	97,754	(97,754)	9.69	—

Outstanding at December 31, 2008	2,072,170	1,160,847	8.00	26,503
Granted	(1,274,827)	1,266,467	9.71	8,360
Exercised	—	(150,621)	2.79	—
Canceled/forfeited	76,926	(82,407)	4.34	—

Outstanding at December 31, 2009	874,269	2,194,286	9.48	34,863
Granted	(238,826)	238,826	27.54	—
Exercised	—	(594,308)	5.86	—
Canceled/forfeited	8,407	(8,407)	16.63	—

Outstanding at December 31, 2010	643,850	1,830,397	$12.98	34,863

The following table sets forth option grants made during 2010, 2009 and 2008 with intrinsic value calculated based on grant date fair value.

Date of Grant	Number of options granted	Exercise price	Intrinsic value per share
January 2008	22,950	$20.66 - 22.57	—
February 2008	8,600	23.74 - 27.99	—
March 2008	2,500	25.94 - 29.43	—
February 2009	759,967	4.01	—
April - May 2009	18,500	7.75 - 8.06	—
July - September 2009	27,000	10.02 - 12.16	—
October 2009	11,000	14.57 - 16.93	—
December 2009	450,000	19.21	—
February 2010	7,500	15.00	—
March - April 2010	50,671	19.49 - 20.20	—
June - August 2010	145,655	24.95 - 32.67	—
October 2010	35,000	22.69	—

At December 31, 2010, the exercise prices of outstanding options were as follows:

Exercise Price	Number of options outstanding	Average remaining contractual life (years)	Number of options exercisable
$ 0.78 - 4.94	607,673	6.93	119,496
7.75 - 8.45	274,796	6.54	185,512
10.02 - 14.00	184,692	7.40	125,981
14.57 - 16.93	18,500	8.88	2,750
18.50 - 22.69	597,381	9.27	56,267
24.95 - 32.67	147,355	9.34	1,005

	1,830,397	8.01	491,011

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

The Company’s aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock. Based on the fair market value of the common stock at December 31, 2010, the intrinsic value for the options outstanding was $14,832,301 and the intrinsic value for the options exercisable was $5,514,855. At December 31, 2009, the intrinsic value for the options outstanding was $23,767,706 and the intrinsic value for the options exercisable was $8,625,028. The Company uses the Black-Scholes option pricing model to value stock options. The Company uses historical stock prices of companies which it considers as a peer group as the basis for its volatility assumptions. The assumed risk-free rates were based on US Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The expected term is based upon the vesting term of the Company’s options, a review of a peer group of companies, and expected exercise behavior. The forfeiture rate is based on past history of forfeited options. The expense is being allocated using the straight-line method. For the years ended December 31, 2010, 2009 and 2008, the Company recorded $2,099,304, $823,685 and $590,541 of stock option compensation expense. As of December 31, 2010, the Company has $5,725,020 of total unrecognized compensation cost related to nonvested awards granted under the Company’s stock-based plans that it expects to recognize over a weighted-average period of 2.92 years.

The Company continues to account for options issued prior to January 1, 2006 under the intrinsic value method.

The weighted average fair value per share of options granted for the fiscal year ended December 31, 2010 was $27.54 and the fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model using an expected term of 5.4 years, risk-free interest rate of 1.26%—2.60%, expected volatility of 60% and no dividend yield. The Company used an expected forfeiture rate of 27.54% in 2010.

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

An analysis of restricted stock issued is as follows:

Non-vested restricted stock as of December 31, 2008	14,651
Granted	—
Vested	(6,198)

Non-vested restricted stock as of December 31, 2009	8,453
Vested	(6,691)

Non-vested restricted stock as of December 31, 2010	1,762

For the years ended December 31, 2010, 2009 and 2008, the Company recorded $152,701, $113,997 and $108,077 of stock compensation expense related to restricted stock.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

8. INCOME TAXES

Components of the income tax provision are as follows:

	Year ended December 31,
	2010	2009	2008
	(in thousands)
Current	$(71)	$—	$4
Deferred	—	—	—

Total	$(71)	$—	$4

	Year ended December 31,
	2010	2009	2008
	(in thousands)
US	$(79)	$—	$4
Foreign	8	—	—

Total	$(71)	$—	$4

The reconciliation of income tax computed at the federal statutory rate to loss before taxes is as follows:

	Year ended December 31,
	2010		2009	2008
U.S. Federal statutory rate	34.00%		(34.00)%	34.00%
State taxes	5.30		(4.78)	4.54
Permanent differences	.26		.07	.26
Prior year true-up	—		—	(6.83)
Foreign rate differential and transactional tax	3.18		—	—
Other	(1.58)		(.75)	—
Valuation allowance	(41.38)		39.46	(31.88)

	(.22	) %	—%	0.09%

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

Significant components of the Company’s net deferred income taxes are as follows at December 31:

	2010	2009
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$75	$23
Inventory reserves	359	675
Accrued liabilities	113	143
Warrant interest expense	267	251
Charitable contributions	—	8
Stock compensation expense	1,183	748
Net operating loss carryforward	9,366	16,586
Tax credits	104	139

Total deferred tax assets	11,467	18,573
Less valuation allowance	(3,244)	(15,261)

Net deferred tax assets	8,223	3,312
Deferred tax liability:
Depreciation	(8,103)	(3,145)
Restricted stock compensation expense	(1)	(42)
Prepaid expenses	(119)	(125)

Net deferred taxes	$—	$—

A valuation allowance to reduce the deferred tax assets is reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a $3.2 million and $15.3 million valuation allowance at December 31, 2010 and 2009 is necessary to reduce the tax assets to the amount that is more likely than not to be realized. The change in valuation allowance for the current year is $12.1 million. The Company expects to maintain a full valuation allowance on its remaining net deferred tax assets until an appropriate level of profitability that generates taxable income is sustained or until the Company is able to develop tax strategies that would enable it to conclude that it is more likely than not that a portion of its deferred tax assets will be realizable. Any reversal of valuation allowances will favorably impact the Company’s results of operations in the period of the reversal. In addition, federal and certain state and non-U.S. income taxes attributable to the fiscal year’s pre-tax income will be provided for in the period of the reversal and in subsequent periods, which will reduce net income. At December 31, 2010, the Company had separate federal and Illinois net operating loss carryforwards of $49.5 million which begin to expire in 2022 and 2014, respectively. The Illinois State Legislature has suspended the use of net operating loss carryforwards for taxable years ending after December 31, 2010 and before December 31, 2014.

The Company has completed an analysis of the utilization of net operating losses subject to limits based upon certain ownership changes. The results of this analysis indicated an ownership change. However, the ownership change does not result in a limitation on the utilization of the net operating losses and tax credits. As of December 31, 2010, no tax benefit has been recognized for these loss carryforwards. Additionally, the Company has not recorded a deferred tax asset for net operating losses (“NOL”) attributable to stock option exercises in the amount of $25.4 million because the Company cannot record these excess tax benefit stock option deductions until the benefit has been realized by actually reducing taxes payable.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

The Company prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on the Company’s financial statements for the years ended December 31, 2010 and 2009.

There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2010, 2009 and 2008.

The Company files income tax returns in the United States federal jurisdiction and in a state jurisdiction. During 2009, the Company began foreign operations in Malaysia and Japan and is subject to local income taxes in both jurisdictions. The Company is exempt from Malaysian income tax for a ten year period beginning in 2009. The Company’s federal tax return for the periods ended December 31, 2008 and 2007 have been audited by the IRS with no changes made to the Company’s taxable losses for those years. The Company is not currently subject to any state tax examinations. Due to the existence of net operating loss carryforwards, all tax years are open to examination by tax authorities.

9. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases buildings used for manufacturing and offices. The leases provide for payment of the Company’s proportionate share of operating expenses and real estate taxes.

Net rent expense under operating leases in 2010, 2009 and 2008 amounted to $1,220,632, $1,320,417 and $1,270,662, respectively.

Future minimum payments under all leases are as follows:

Year ending December 31,	Operating leases (in thousands)
2011	$1,124
2012	1,144
2013	1,157
2014	926
2015 and thereafter	224

Purchase Commitments

The Company has entered into agreements to purchase equipment or components to construct furnaces. These agreements will result in the Company purchasing equipment or components for a total cost of approximately $9.8 million with deliveries occurring through April 2011. The Company has also entered into agreements related to the development of our new facility in Batavia, Illinois for a total cost of approximately $1.3 million.

Litigation

From time to time, the Company experiences routine litigation in the normal course of its business. The management of the Company does not believe any pending litigation will have a material adverse effect on the financial condition or results of operations of the Company.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

10. BENEFIT PLAN

The Company sponsors a 401(k) savings plan (the “Plan”). Employees are eligible to participate in the Plan upon reaching 21 years of age. Employees make contributions to the Plan through payroll deferrals and employer matching contributions are discretionary. There were no employer matching contributions for the years ended December 31, 2010, 2009 and 2008.

11. QUARTERLY FINANCIAL DATA (Unaudited)

Quarterly Financial Data (Unaudited)

Summary quarterly results for the two years ended December 31, 2010 are as follows (in thousands, other than share and per share data):

	Three Months Ended
2010	March 31	June 30	September 30	December 31	Full Year
Revenue	$11,516	$15,787	$20,522	$29,537	$77,362
Gross profit	$4,153	$7,225	$11,099	$18,680	$41,157
Income from operations	$1,543	$3,944	$8,140	$15,067	$28,694
Income before income taxes	$1,615	$3,974	$8,170	$15,281	$29,040
Net income	$1,575	$3,888	$8,296	$15,352	$29,111
Basic income per common share	$0.08	$0.19	$0.36	$0.67	$1.34
Diluted income per common share	$0.07	$0.18	$0.35	$0.64	$1.28
Weighted average common shares outstanding used in computing net income per common share:
Basic	20,244,347	20,790,208	22,923,900	22,945,906	21,726,090
Diluted	21,437,861	21,912,520	23,977,278	23,835,924	22,790,896

	Three Months Ended
2009	March 31	June 30	September 30	December 31	Full Year
Revenue	$2,338	$3,205	$5,737	$8,528	$19,808
Gross profit (loss)	$(2,608)	$(1,662)	$(406)	$1,057	$(3,619)
Income (loss) from operations	$(4,138)	$(3,131)	$(2,196)	$(903)	$(10,368)
Income (loss) before income taxes	$(3,868)	$(2,945)	$(2,062)	$(755)	$(9,630)
Net loss	$(3,868)	$(2,945)	$(2,062)	$(755)	$(9,630)
Basic loss per common share	$(0.19)	$(0.15)	$(0.10)	$(0.04)	$(0.48)
Diluted loss per common share	$(0.19)	$(0.15)	$(0.10)	$(0.04)	$(0.48)
Weighted average common shares outstanding used in computing net loss per common share:
Basic	20,280,160	20,026,270	20,032,470	20,131,271	20,117,543
Diluted	20,280,160	20,026,270	20,032,470	20,131,271	20,117,543