Form 10-Q
period 2011-03-31
Rubicon Technology, Inc.
filed 2011-05-09
CIK 1410172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2011

or

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

As of May 6, 2011 the Registrant had 23,036,046 shares of common stock, par value $0.001 per share, outstanding.

RUBICON TECHNOLOGY, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2011

PART I FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

Rubicon Technology, Inc.

Consolidated balance sheets

	March 31, 2011	December 31, 2010
	(unaudited) (in thousands other than share data)
Assets
Cash and cash equivalents	$22,663	$16,073
Restricted cash	541	533
Short-term investments	65,372	66,131
Accounts receivable, net	22,715	18,676
Inventories, net	11,244	11,135
Spare parts	9,297	7,821
Prepaid expenses and other current assets	2,120	1,862

Total current assets	133,952	122,231
Property and equipment, net	91,573	82,511
Investments	2,000	2,000

Total assets	$227,525	$206,742

Liabilities and stockholders’ equity
Accounts payable	$5,853	$9,255
Accrued payroll	840	2,538
Corporate income and franchise taxes	1,357	407
Advance payments	2,902	1,103
Accrued and other current liabilities	3,796	1,345

Total current liabilities	14,748	14,648

Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 undesignated shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 85,000,000 shares authorized; 24,286,021 and 24,210,644 shares issued; 23,036,046 and 22,960,669 shares outstanding	23	23
Additional paid-in capital	329,117	327,515
Treasury stock, at cost, 1,249,975 shares	(5,661)	(5,661)
Accumulated other comprehensive income	(33)	(10)
Accumulated deficit	(110,669)	(129,773)

Total stockholders’ equity	212,777	192,094

Total liabilities and stockholders’ equity	$227,525	$206,742

The accompanying notes are an integral part of these statements.

Rubicon Technology, Inc.

Consolidated statements of operations

	Three months ended March 31,
	2011	2010
	(unaudited) (in thousands, other than share and per share data)

Revenue	$37,970	$11,516
Cost of goods sold	13,995	7,363

Gross profit	23,975	4,153
Operating expenses:
General and administrative	2,921	2,141
Sales and marketing	377	257
Research and development	427	212

Income from operations	20,250	1,543

Other income:
Interest income	87	97
Realized loss on foreign currency translation	(6)	(40)
Realized gain on investments	—	15

Total other income	81	72

Income before income taxes	20,331	1,615
Income tax expense	(1,227)	(40)

Net income	$19,104	$1,575

Net income per common share
Basic	$0.83	$0.08

Diluted	$0.80	$0.07

Weighted average common shares outstanding used in computing net income per common share
Basic	22,993,614	20,244,347
Diluted	23,943,644	21,437,861

The accompanying notes are an integral part of these statements.

Rubicon Technology, Inc.

Consolidated statements of cash flows

	Three months ended March 31,
	2011	2010
	(unaudited) (in thousands)
Cash flows from operating activities
Net income	$19,104	$1,575
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,021	1,398
Stock-based compensation	866	465
Realized gain on investments	—	(15)
Changes in operating assets and liabilities:
Accounts receivable	(4,039)	(2,344)
Inventories	(77)	(38)
Spare parts	(1,450)	(402)
Prepaid expenses and other current assets	(255)	(166)
Accounts payable	(3,433)	(371)
Accrued payroll	(1,699)	513
Corporate income and franchise taxes	950	(43)
Advance payments	1,799	(23)
Accrued and other current liabilities	2,446	175

Net cash provided by operating activities	16,233	724

Cash flows from investing activities
Purchases of property and equipment	(11,083)	(3,857)
Sales of investments	737	11,750

Net cash (used in) provided by investing activities	(10,346)	7,893

Cash flows from financing activities
Deferred offering costs	—	(118)
Proceeds from exercise of options	736	151
Restricted cash	(8)	1

Net cash provided by financing activities	728	34

Net effect of currency translation	(25)	(6)
Net increase in cash and cash equivalents	6,590	8,645
Cash and cash equivalents, beginning of period	16,073	3,860

Cash and cash equivalents, end of period	$22,663	12,505

Supplemental disclosures of non-cash transactions
Unrealized gain on investments	$22	$15

The accompanying notes are an integral part of these statements.

Rubicon Technology, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

1. BASIS OF PRESENTATION

Interim financial data

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 for Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with Rubicon Technology, Inc.’s (the “Company”) annual report filed on Form 10-K for the fiscal year ended December 31, 2010. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Consolidated operating results for the three month period ended March 31, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011.

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

The Company reviews its available-for-sale securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. The Company considers various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, its ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When the Company concludes that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Consolidated Statement of Operations. As of March 31, 2011, no impairment was recorded.

Auction-rate securities put options (“ARS Put Options”)

In October 2008, the Company entered into an agreement that provided the Company with the right, but not the obligation, to sell all of its auction-rate securities to UBS, AG for par value during the period from June 30, 2010 to July 2, 2012. The ARS Put Options provided the Company with the opportunity to recover the estimated unrealized loss on its ARS investments. The Company recorded the fair value of the ARS Put Options upon receipt. The Company valued ARS Put Options at fair value using a discounted cash flow model. Unrealized gains and losses related to the ARS Put Options were recognized in earnings. The Company exercised these put options on June 30, 2010. At March 31, 2011, the Company had no investments in auction rate security put options or auction rate securities. The Company’s investment policy no longer allows auction rate securities as an approved investment. See Note 4—Investments for additional information regarding the ARS Put Options.

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

	March 31, 2011	December 31, 2010
	(in thousands)
Raw materials	$5,167	$5,196
Work in progress	3,262	3,135
Finished goods	3,276	3,358

	11,705	11,689
Reserve for obsolescence and realization	(461)	(554)

	$11,244	$11,135

Property and equipment

Property and equipment consisted of the following:

	March 31, 2011	December 31, 2010
	(in thousands)
Land and land improvements	$2,504	$2,500
Buildings	23,191	22,897
Machinery, equipment and tooling	65,369	56,956
Leasehold improvements	7,712	7,712
Furniture and fixtures	834	824
Information systems	869	869
Construction in progress	17,390	15,353

Total cost	117,869	107,111
Accumulated depreciation and amortization	(26,296)	(24,600)

Property and equipment, net	$91,573	$82,511

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

Net income per share

Net income per share is as follows for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
Net income (in thousands):	$19,104	$1,575
Net income per share:
Basic	$0.83	$0.08

Diluted	$0.80	$0.07

Weighted average common shares outstanding used in:
Basic	22,993,614	20,244,347
Diluted	23,943,644	21,437,861

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of dilutive common shares outstanding during the period. Dilutive shares outstanding are calculated by adding to the weighted shares outstanding any common stock equivalents from outstanding stock options and warrants based on the treasury stock method.

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

Revenue is attributed by geographic region based on ship-to location of the Company’s customers. The following table summarizes revenue by geographic region:

	Three months ended March 31,
	2011	2010
	(in thousands)
Asia	$35,386	$9,102
North America	1,915	2,111
Europe	669	303

Revenue	$37,970	$11,516

The following table summarizes assets by geographic region:

	As of March 31, 2011	As of December 31, 2010
	(in thousands)
North America	$203,986	$186,511
Asia	23,539	20,231

Total Assets	$227,525	$206,742

4. INVESTMENTS

The Company invests available cash primarily in investment grade commercial paper, corporate notes and government securities. The Company’s short-term investments balance of $65.4 million as of March 31, 2011, is comprised of US Treasury securities of $8.0 million, corporate notes and bonds of $36.9 million and commercial paper of $20.5 million. The Company’s investments are classified as available-for-sale securities and are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive income (loss).

Until July 1, 2010, the Company held auction-rate securities as part of the investment portfolio. The auction-rate securities were trading securities recorded at fair value and unrealized gains and losses were reported as part of gain on investments in the Consolidated Statements of Operations. In February 2008, the Company began experiencing failed auctions of its entire auction-rate securities portfolio, resulting in its inability to sell these securities in the short term. The Company held put options associated with an agreement with UBS, AG related to the auction-rate securities purchased through them. The Company exercised these put options on June 30, 2010 with a settlement date of July 1, 2010. The ARS Put Options provided the Company with the opportunity to recover the estimated unrealized loss on its ARS investments. The Company recorded the fair value of the ARS Put Options upon receipt and valued the put options at their estimated fair value using a discounted cash flow model that weighs various factors, including interest rates and expected holding period. Unrealized gains and losses related to the ARS Put Options were recognized in earnings. During the three months ended March 31, 2010, the Company recorded a loss of $55,279, representing the change in fair value of the put options. The Company also recorded during the three months ended March 31, 2010, a gain of $70,803, representing the change in fair value of the auction-rate securities. Both the gain and loss from recording the change in fair value of the put options and auction-rate securities were recorded in gain on investments in the Consolidated Statements of Operations. The Company’s investment policy no longer allows auction rate securities as an approved investment.

The Company’s long-term investment at March 31, 2011 consists of a $2.0 million investment in Peregrine Semiconductor, Corp. (a customer) Series D-1 Preferred shares and is accounted for as a cost method investment. The value is adjusted for impairment based on review of Peregrine’s financial position.

The following table presents the amortized cost and gross unrealized gains and losses on all securities at March 31, 2011:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term Investments:
U.S. Treasury securities and agency (taxable)	$7,999	$1	$—	$8,000
Corporate Notes/Bonds (taxable)	36,920	—	30	36,890
Commercial paper (taxable)	20,482	—	—	20,482

Total short-term investments	$65,401	$1	$30	$65,372

Long-term Investments:
Peregrine Semiconductor, Corp. Series D-1 Preferred shares	$2,000	$—	$—	$2,000

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

The Company’s fixed income available-for-sale securities consist of high quality, investment grade commercial paper, corporate notes and government securities. The Company values these securities based on pricing from pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. The valuation techniques used to measure the fair value of the Company’s financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2011:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash Equivalents:
Money market funds	$10,859	$—	$—	$10,859
Investments:
Available-for-sales securities—current:
U.S. Treasury securities and agency	—	8,000	—	8,000
Corporate notes/bonds	—	36,890	—	36,890
Commercial paper	—	20,482	—	20,482

Total	$10,859	$65,372	$—	$76,231

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash Equivalents:
Money market funds	$10,042	$—	$—	$10,042
Investments:
Available-for-sales securities—current:
U.S. Treasury securities and agency	—	9,496	—	9,496
Corporate notes/bonds	—	38,081	—	38,081
Commercial paper	—	18,554	—	18,554

Total	$10,042	$66,131	$—	$76,173

In addition to the debt securities noted above, the Company had approximately $11.8 million and $6.0 million of time deposits included in cash and cash equivalents as of March 31, 2011 and December 31, 2010, respectively.

5. RELATED PARTY TRANSACTIONS

In November 2008, the Company purchased 1,345,444 shares of Peregrine Series D-1 Preferred shares for a total of $2.0 million, which represents less than 1% of outstanding shares. The terms and stock price of the purchase were the same as for the other investors who participated. Peregrine is a customer of the Company. For the three months ended March 31, 2011 and 2010, revenue from Peregrine was $105,000 and $1.0 million, respectively. As of March 31, 2011 and December 31, 2010, accounts receivable from Peregrine were $105,000 and $630,000, respectively. The pricing terms and conditions of the sales to Peregrine are similar to those available to the Company’s other non-related customers.

6. SIGNIFICANT CUSTOMERS

For the three months ended March 31, 2011, the Company had three customers that accounted for 30%, 20% and 18% of its revenue and for the three months ended March 31, 2010, the Company had three customers that accounted for approximately 25%, 15% and 12% of its revenue.

Customers individually representing more than 10% of trade receivables accounted for approximately 84% and 62% of accounts receivable as of March 31, 2011 and December 31, 2010, respectively. The Company grants credit to customers based on an evaluation of their financial condition. Losses from credit sales are provided for in the financial statements.

7. STOCKHOLDERS’ EQUITY

Common Stock

As of March 31, 2011, the Company had 85,000,000 shares of common stock authorized with a par value of $0.001 and had reserved 1,842,242 shares of common stock for issuance upon the exercise of outstanding common stock options. Also, 556,628 shares of the Company’s common stock were reserved for future grants of stock options (or other similar equity instruments) under the Company’s 2001 Equity Plan (the “2001 Plan”) and 2007 Stock Incentive Plan (the “2007 Plan”) as of March 31, 2011. In addition, 281,561 shares of the Company’s common stock were reserved for future exercise of outstanding warrants as of March 31, 2011.

Warrants

For the three months ended March 31, 2011, no common stock warrants were exercised. At March 31, 2011 and December 31, 2010, there were 281,561 common stock warrants outstanding.

Treasury Stock

In November 2008, the Company authorized a stock repurchase program to purchase up to $15.0 million of common stock over a period of two years. The stock repurchase program authorized the Company to repurchase shares of its common stock in the open market at times and prices considered appropriate by the Company depending upon prevailing market conditions and other corporate considerations. The treasury shares are accounted for using the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. During 2010, no shares were repurchased and the program terminated on its terms on December 31, 2010.

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

The Company uses the Black-Scholes option pricing model to value stock options issued after January 1, 2006. The Company uses historical stock prices of companies which it considers as a peer group as the basis for its volatility assumptions. The assumed risk-free rates were based on US Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The expected term is based upon the vesting term of the Company’s options, a review of a peer group of companies, and expected exercise behavior. The forfeiture rate is based on past history of forfeited options. The expense is being allocated using the straight-line method. For the three months ended March 31, 2011 and 2010, the Company recorded $822,000 and $437,000 of stock compensation expense, respectively. As of March 31, 2011, the Company has $6.9 million of total unrecognized compensation cost related to non-vested awards granted under the Company’s stock-based plans that it expects to recognize over a weighted-average period of 2.49 years. The Company accounts for options issued prior to January 1, 2006 under the intrinsic value method.

The following table summarizes the activity of the stock incentive and equity plans as of March 31, 2011 and changes during the three months then ended:

	Shares available for grant	Number of options outstanding	Weighted- average option exercise/stock price	Number of restricted stock and board shares issued
At December 31, 2010	643,850	1,830,397	$12.98	34,863
Granted	(98,724)	91,000	22.42	7,724
Exercised	—	(67,653)	10.88
Cancelled/forfeited	11,502	(11,502)	17.76	—

At March 31, 2011	556,628	1,842,242	$13.58	42,587

The weighted average fair value per share of options granted for the three months ended March 31, 2011 was $24.32, and the fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model using an expected term of 5.0 years, risk-free interest rates of 1.92% - 2.07% expected volatility of 51% and no dividend yield. The Company used an expected forfeiture rate of 24.53%.

For the three months ended March 31, 2011 and 2010, the Company recorded $43,000 and $28,000, respectively, of stock compensation expense related to restricted stock.

A summary of the Company’s non-vested options during the three month period ended March 31, 2011 is presented below:

	Options	Weighted-average exercise price
Non-vested at January 1, 2011	1,339,384	$13.55
Granted	91,000	24.32
Vested	(167,973)	4.51
Forfeited	(11,125)	18.25

Non-vested at March 31, 2011	1,251,286	$16.12

An analysis of restricted stock issued is as follows:

Non-vested restricted stock as of December 31, 2010	1,762
Granted	7,724
Vested	(1,762)

Non-vested restricted stock as of March 31, 2011	7,724

9. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company has entered into agreements to purchase equipment and components to construct furnaces. These agreements will result in the Company purchasing equipment or components for a total cost of approximately $13.1 million with deliveries occurring through August 2011.

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

You should read this Quarterly Report, the documents that we reference in this Quarterly Report and have filed with the SEC as exhibits and our Annual Report on Form 10-K for the year ended December 31, 2010 with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

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

Historically, a significant portion of our revenue has been derived from sales to relatively few customers. For the three months ended March 31, 2011, we had three customers that accounted for approximately 30%, 20% and 18% of our revenue and for the three months ended March 31, 2010, we had three customers that accounted for approximately for 25%, 15% and 12% of our revenue. Other than as discussed above, none of our customers accounted for more than 10% of our revenue for such periods. Although we are attempting to diversify and expand our customer base, we expect our revenue to continue to be concentrated among a small number of customers. We expect that our significant customers may change from period to period.

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

We manufacture and ship our products from our facilities in the Chicago metropolitan area and from our facility in Penang, Malaysia. We have approximately 102,600 square feet of manufacturing and office space in Franklin Park and Bensenville, Illinois. In 2010, we completed construction of a 65,000 square foot facility in Penang, Malaysia, which will process sapphire grown by us in our Illinois facilities into finished cores and wafers. This facility is processing cores, and wafer production started for qualification samples at the end of the fourth quarter of 2010. The Malaysia facility is now finishing essentially all cores and we expect wafer production to increase in the second quarter with the expected qualification of our facility by some of our customers. We also acquired in April 2010 a 134,400 square foot building in Batavia, Illinois to expand our crystal growth operations. This facility began operations in the fourth quarter of 2010 and additional capacity came on line in the three months ended March 31, 2011.

Our cost of goods sold consists primarily of manufacturing materials, labor, manufacturing-related overhead such as utilities, depreciation and rent, provisions for excess and obsolete inventory reserves, freight and warranties. We manufacture our products at our Illinois and Malaysia manufacturing facilities based on customer orders. We purchase materials and supplies to support such demand. We are subject to variations in the cost of raw materials and consumables from period to period because we do not have long-term fixed-price agreements with most of our suppliers.

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

We account for income taxes under the asset and liability method whereby the expected future tax consequences of temporary differences between the book value and the tax basis of assets and liabilities are recognized as deferred tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to be recognized. A full valuation allowance is provided as management cannot conclude that it is more likely than not that our deferred tax assets will be realized. At December 31, 2010, we had $49.5 million in net operating loss carryforwards (“NOLs”). We have updated our analysis of ownership changes that limit the utilization of the net operating losses. This analysis shows an ownership change, but we believe that we are not restricted in our ability to use the full amount of the NOLs. As of March 31, 2011, no tax benefit has been recognized for these loss carryforwards. We expect to maintain a full valuation allowance on our remaining net deferred tax assets until an appropriate level of profitability that generates taxable income is sustained or until we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets will be realizable. It is possible that we will release the valuation allowance within this fiscal year. Once the valuation allowance is released, federal and certain state and non-U.S. income taxes attributable to the fiscal year’s pre-tax income will be provided for in the period of the reversal and in subsequent periods, which will reduce net income. The reversal of the valuation allowance will favorably impact our effective tax rate in the tax year of the reversal. The Illinois State Legislature has suspended the use of net operating loss carryforwards for taxable years ending after December 31, 2010 and before December 31, 2014 and has increased the corporate income tax rate. Consequently, we expect to record income taxes in 2011 which will reduce net income.

We anticipate our capital expenditures will be between $35 million and $50 million in 2011. These expenditures will be primarily focused on equipping our crystal growth facility in Batavia, Illinois and post crystal growth facility in Penang, Malaysia. Our capital expenditures in the first quarter 2011 were $11.1 million.

RESULTS OF OPERATIONS

The following table sets forth our consolidated statements of operations for the periods indicated:

	Three months ended March 31,
	2011	2010
	(in millions)
Revenue	$38.0	$11.5
Cost of goods sold	14.0	7.4

Gross profit	24.0	4.1

Operating expenses:
General and administrative	2.9	2.1
Sales and marketing	0.4	0.3
Research and development	0.4	0.2

Total operating expenses	3.7	2.6

Income from operations	20.3	1.5
Other income	—	0.1

Income before income taxes	20.3	1.6
Income tax expense	1.2	—

Net income	$19.1	$1.6

The following table sets forth our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Three months ended March 31,
	2011	2010
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	37	64

Gross profit	63	36

Operating expenses:
General and administrative	8	18
Sales and marketing	1	3
Research and development	1	2

Total operating expenses	10	23

Income from operations	53	13
Other income	—	1

Income before income taxes	53	14
Income tax expense	3	—

Net income	50%	14%

Revenue. Revenue was $38.0 million for the three months ended March 31, 2011 and $11.5 million for the three months ended March 31, 2010, an increase of $26.5 million. We experienced a significant increase in revenue in core and polished product lines across all diameters due to increased demand for our products and an improved market and pricing environment. Revenue from the sale of core products for the three months ended March 31, 2011 increased by $19.0 million, of which $18.5 million was attributed to increased pricing on all diameters and $1.7 million due to an increase in volume sales of two inch sales partially offset by a $1.2 million decrease in three and four inch volume sales. We also increased our sales of polished wafers by $7.1 million, resulting from increased volume sales of $5.1 million and increased pricing of $2.0 million as demand for these products increased in the LED market. We also had higher revenue of $546,000 from optical products due to increased sales of sapphire for military, sensor and instrumentation applications. While pricing for our products increased substantially throughout 2010, we expect pricing to be more stable in 2011. However, we operate in a volatile market, so the amount of price or volume change is difficult to predict.

Gross profit. Gross profit was $24.0 million for the three months ended March 31, 2011 compared to $4.1 million for the three months ended March 31, 2010, an increase of $19.9 million. The increase in gross profit is primarily attributable to increased pricing for our products.

General and administrative expenses. G&A expenses were $2.9 million for the three months ended March 31, 2011 and $2.1 million for the three months ended March 31, 2010, an increase of $780,000. The increase was primarily due to $340,000 from additional employee compensation costs including salary and stock based compensation expense, $135,000 from higher audit and tax consulting expenses, $99,000 due to increased travel expense, $69,000 in increased investor relations expenses, and $63,000 in increased bad debt expense related to overall higher receivable balances resulting from increased revenue. We also incurred an increase in general and administrative costs from our Malaysian facility of $103,000 as there were minimal costs in 2010 as the facility was not yet operating.

Sales and marketing expenses. Sales and marketing expenses were $377,000 for the three months ended March 31, 2011 and $257,000 for the three months ended March 31, 2010, an increase of $120,000. The increase in sales and marketing expenses is primarily attributable to additional employee compensation costs from additional sales hires to support expansion, annual salary increases and employee stock options expense.

Research and development expenses. R&D expenses were $427,000 for the three months ended March 31, 2011 and $212,000 for the three months ended March 31, 2010, an increase of $215,000. The increase is attributable to higher employee compensation costs and an increase in spending on research projects.

Other income (expense). Other income was $81,000 for the three months ended March 31, 2011 and $72,000 for the three months ended March 31, 2010, an increase in net other income of $9,000. The increase was primarily due to a decrease in foreign currency translation expense of $34,000 partially offset by a decrease in realized gain on investments of $15,000 and lower interest income of $10,000 on lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

We historically funded our operations using a combination of issuances of common stock and preferred stock, a working capital line of credit and term loans, and cash generated from our operations.

As of March 31, 2011, we had cash and short term investments totaling $88.0 million, including cash of $11.8 million held in deposits at major banks, $10.9 million invested in money market funds and $65.3 million invested in commercial paper, corporate notes and bonds and U.S. treasury securities. Our long term investment consists of a $2.0 million investment in Peregrine Semiconductor, Corp. (one of our customers) Series D1 preferred stock. In February 2008, we began experiencing failed auctions of our entire auction-rate securities portfolio, resulting in our inability to sell these securities in the short term. We held put options associated with an agreement with UBS, AG related to all of our auction-rate securities purchased through them, which represented all of our auction-rate securities. We had the option to sell these securities to UBS, AG at par value from June 30, 2010 through July 2, 2012. We exercised these put options on June 30, 2010 with settlement on July 1, 2010 for a payment equal to full par value of the auction-rate securities.

Our right to sell the auction-rate securities to UBS, AG commencing on June 30, 2010, represented put options for a payment equal to the par value of the auction-rate securities. During the three months ended March 31, 2010, we recorded a realized loss of $55,279 representing the changes in fair value of the put options. We also recorded a realized gain $70,803 during the three months ended March 31, 2010 representing the changes in fair value of the auction-rate securities. Both the gain and loss from recording the change in fair value of the put options and auction-rate securities were recorded in gain (loss) on investments in the Consolidated Statements of Operations. The Company’s investment policy no longer allows auction-rate securities as an approved investment.

Cash flows from operating activities

The following table represents the major components of our cash flows from operating activities for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
	(in thousands)
Net income	$19,104	$1,575
Non-cash items:
Depreciation and amortization	2,021	1,398
Stock based compensation and other, net	866	450

Total non-cash items:	2,887	1,848

Working capital:
Accounts receivable	(4,039)	(2,344)
Accounts payable	(3,433)	(371)
Other accruals	3,496	622
Inventories	(77)	(38)
Prepaid expenses and other current assets	(1,705)	(568)

Total working capital items:	(5,758)	(2,699)

Net cash provided by operating activities	$16,233	$724

Cash provided by operating activities was $16.2 million for the three months ended March 31, 2011. During such period, we generated net income of $19.1 million and we incurred non-cash expenses of $2.9 million, including depreciation and amortization expense of $2.0 million and stock-based compensation expense of $866,000. During such period, cash from net working capital decreased to $5.7 million, which was comprised of an increase in accounts receivable of $4.0 million due to higher sales volumes, a decrease in accounts payable of $3.4 million due to timing of payments, an increase in other accruals of $3.5 million consisting primarily of an increase in advance customer payments of $1.8 million and an accrual for income taxes of $1.2 million as there was no income tax expense recorded at March 31, 2010, and an increase in prepaid expenses of $1.7 million primarily due an overall increase in spare parts on hand to support increased production levels.

Cash provided by operating activities was $724,000 for the three months ended March 31, 2010. During such period, we generated net income of $1.6 million and incurred non-cash expenses of $1.8 million, including depreciation and amortization expense of $1.4 million and stock-based compensation expense of $465,000. During such period, cash from net working capital decreased $2.7 million, which was comprised of an increase in accounts receivable of $2.3 million due to higher sales volumes, a decrease in accounts payable of $371,000 due to timing of payments, an increase in other accruals of $622,000 consisting primarily of an increase in accrued payroll of $513,000 from increased headcount and bonus accrual, and an increase in prepaid expenses of $568,000 due to timing of furnace replacement parts.

Cash flows from investing activities

Net cash (used in) provided by investing activities was ($10.3) million and $7.9 million for the three months ended March 31, 2011 and 2010, respectively. During the three months ended March 31, 2011, we used approximately $8.2 million toward the equipping of our crystal growth facility in Batavia, Illinois, and approximately $2.0 million on equipping our post crystal growth facility in Penang, Malaysia. We also used $842,000 to upgrade our other facilities in Illinois. This was partially offset by proceeds from the sale of investments of $737,000. During the three months ended March 31, 2010, we sold investments worth $11.8 million to fund operations and capital spending. This was partially offset by the use of approximately $1.8 million to add crystal growth furnaces, $345,000 toward the purchase of an additional facility, and $302,000 to upgrade our current facilities and add to existing capacity in other areas. We also used approximately $1.4 million in the construction of our facility in Malaysia. We are continuing to equip our facilities in both Illinois and Malaysia. It is difficult to predict the timing of capital expenditures on these projects, but we anticipate spending an additional $15 to $20 million completing these two new facilities in 2011 and we estimate our total capital expenditures for 2011 to be between $35 and $50 million.

Cash flows from financing activities

Net cash provided by financing activities was $728,000 and $34,000 for the three months ended March 31, 2011 and 2010, respectively. Net cash provided by financing activities for the three months ended March 31, 2011 reflects the proceeds from the exercise of stock options of $736,000 partially offset by an increase in restricted cash of $8,000. Net cash provided by financing activities for the three months ended March 31, 2010 reflects proceeds from the exercise of stock options of $151,000 partially offset by deferred offering costs of $118,000.

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

Contractual obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments at March 31, 2011. Changes in our business needs, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are complex and necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table sets forth information relating to our contractual obligations at March 31, 2011:

	Payments due in
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Purchase order obligations	$12.7	$12.7	—	—	—
Building purchase and construction obligations	$.4	$.4	—	—	—

Total contractual obligations	$13.1	$13.1	$—	$—	$—

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

Foreign currency translation and transaction

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

•

Collection of the resulting receivable is reasonably assured. Our standard arrangement with customers includes 30-day payment terms. Customers are subject to a credit review process that evaluates each customer’s financial position and its ability to pay. We determine collectability by considering the length of time the customer has been in business and our history of collections with that customer. If we determine that collection is not probable, no product is shipped and no revenue is recognized unless cash is received in advance.

All of our revenue is denominated in US dollars.

Inventory valuation

We value our inventory at the lower of cost or market. Market is determined based on net realizable value. Cost for raw materials, work in process and finished goods are based on actual costs on a first-in, first-out basis. We establish inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based on customer required specifications. We evaluate the ability to realize the value of our inventory based on a combination of factors, including forecasted sales, estimated current and future market value and changes in customers’ product specifications. Recoveries of previously written-down inventory are recognized only when the related inventory is sold and revenue has been recognized. Our method of estimating excess and obsolete inventory has remained consistent for all periods presented. However, if our recognition of excess or obsolete inventory is, or if our estimates of our inventory’s potential utility become, less favorable than currently expected, additional inventory reserves may be required. We determine our normal operating capacity and record as expense costs attributable to lower utilization of equipment and staff. For the three months ended March 31, 2010, we determined we were not operating at capacity and recorded as expense costs associated with lower utilization of equipment and staff of $284,000. With the improved demand, we believe that it is unlikely that significant adjustments for lower utilization of equipment and staff will occur in 2011.

Investments

We invest available cash primarily in investment grade commercial paper, corporate notes, and government securities. Investments classified as available-for-sale securities are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Investments in trading securities are reported at fair value, with both realized and unrealized gains and losses recorded in other income (expense), net in the Consolidated Statements of Operations. Investments in which we have the ability and intent, if necessary, to liquidate in order to support our current operations are classified as short-term. Our long-term investments at March 31, 2011 consist of a $2.0 million investment in Peregrine Semiconductor, Corp. (a customer) Series D-1 preferred shares.

We review our available-for-sale securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When we conclude that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Consolidated Statement of Operations. As of March 31, 2011, no impairment was recorded.

In October 2008, we entered into an agreement that provided us with the right, but not the obligation, to sell all our auction-rate securities to UBS, AG for par value during the period from June 30, 2010 to July 2, 2012 (the “ARS Put Options”). The ARS Put Options provided us with the opportunity to recover the estimated unrealized loss on our ARS investments. We recorded the fair value of the ARS Put Options upon receipt. We exercised these put options on June 30, 2010 with a settlement date of July 1, 2010. At March 31, 2011 we have no auction rate securities or put options in our investment portfolio. We valued the auction-rate securities and ARS Put Options using a discounted cash flow model that weighs various factors, including interest rates and expected holding period. Unrealized gains and losses related to the ARS Put Options were recognized in earnings.

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

The expected term represents the weighted-average period that our stock options are expected to be outstanding and is based upon the vesting term of our options, a review of a peer group of companies, and expected exercise behavior. Until November 2007, we were operating as a private company, and, as a result, we were unable to use our actual price volatility data. Therefore, we estimate the volatility of our common stock based on volatility of similar entities over the expected term of our stock options. We base the risk-free interest rate that we use in the option pricing model on US Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and, therefore, use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The current forfeiture rate of 24.53% was based on our past history of forfeitures.

We allocate stock based compensation costs using a straight-line method which amortizes the fair value of each option on a straight-line basis over the service period. Based on the variables affecting the valuation of our common stock and the method used for allocating compensation costs, we recognized $866,000 in stock compensation expense during the three months ended March 31, 2011. All option grants made during the three months ended March 31, 2011 and 2010 were granted at an exercise price per share equal to the closing market price of our common stock on the date of grant. Therefore, there is no intrinsic value because the exercise price per share of each option was equal to the fair value of the common stock on the date of grant.

Based on the fair market value of the common stock at March 31, 2011, the aggregate intrinsic value of all stock options outstanding at March 31, 2011 was $23.0 million.

Income tax valuation allowance

Evaluating the need for and amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all the positive and negative evidence available to determine whether all or some portion of the deferred tax assets will not be realized. A valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50 percent) that they will not be realized. In general, “realization” refers to the incremental benefit achieved through the reduction in future taxes payable or an increase in future taxes refundable from the deferred tax assets, assuming that the underlying deductible differences and carryforwards are the last items to enter into the determination of future taxable income. In determining our valuation allowance, we consider the source of taxable income, including taxable income in prior carryback years, future reversals of existing temporary differences, the required use of tax planning strategies, and future taxable income exclusive of reversing temporary differences and carryforwards. We lack a consistent earnings history, including three years of cumulative losses. In addition, pricing of our products has fluctuated wildly during our history and we will likely see continued price volatility. While we generated pre-tax earnings in 2010 and in the three months ended March 31, 2011, there is risk in meeting our financial goals. We therefore concluded that a full valuation allowance should be maintained. We will continue in 2011 to evaluate the evidence to determine whether all or some portion of the deferred tax assets will not be realized. It is possible that we will release the valuation allowance within this year. Once the valuation allowance is released, federal and certain state and non-U.S. income taxes attributable to the fiscal year’s pre-tax income will be provided for in the period of the reversal and in subsequent periods, which will reduce net income. The reversal of the valuation allowance will favorably impact our effective tax rate in the tax year of the reversal.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2011, there have been no material changes in the off-balance sheet arrangements disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For the first three months ended March 31, 2011, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Based on evaluations at March 31, 2011, our chief executive officer and chief financial officer, with the participation of the management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

Our certifying officers have concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

From time to time we may be named in claims arising in the ordinary course of business. Currently, there are no legal proceedings or claims pending against us or involving us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business or financial condition.

ITEM 1A.	RISK FACTORS

Our business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond our control. We have identified a number of these risk factors in our Annual Report on Form 10-K for the year ended December 31, 2010, which factors should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits filed or incorporated by reference as a part of this report are listed in the Index to Exhibits which appears following the signature page to this Quarterly Report on Form 10-Q and is incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 2011.

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