Form 10-Q
period 2011-06-30
Rubicon Technology, Inc.
filed 2011-08-08
CIK 1410172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2011

or

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

As of August 5, 2011 the Registrant had 23,039,548 shares of common stock, par value $0.001 per share, outstanding.

RUBICON TECHNOLOGY, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended June 30, 2011

PART I FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

Rubicon Technology, Inc.

Consolidated balance sheets

	June 30, 2011	December 31, 2010
	(unaudited) (in thousands other than share data)
Assets
Cash and cash equivalents	$19,973	$16,073
Restricted cash	542	533
Short-term investments	63,000	66,131
Accounts receivable, net	31,243	18,676
Inventories, net	12,615	11,135
Other inventory supplies	11,437	7,821
Prepaid expenses and other current assets	1,725	1,862
Deferred tax assets	1,990	—

Total current assets	142,525	122,231
Property and equipment, net	103,624	82,511
Investments	2,000	2,000
Deferred tax assets	1,339	—

Total assets	$249,488	$206,742

Liabilities and stockholders’ equity
Accounts payable	$8,465	$9,255
Accrued payroll	1,652	2,538
Corporate income and franchise taxes	2,084	407
Advance payments	385	1,103
Accrued and other current liabilities	2,614	1,345

Total current liabilities	15,200	14,648

Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 undesignated shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 45,000,000 and 85,000,000 shares authorized and 24,289,523 and 24,210,644 shares issued; 23,039,548 and 22,960,669 shares outstanding	24	23
Additional paid-in capital	340,716	327,515
Treasury stock, at cost, 1,249,975 shares	(5,661)	(5,661)
Accumulated other comprehensive deficit	(30)	(10)
Accumulated deficit	(100,761)	(129,773)

Total stockholders’ equity	234,288	192,094

Total liabilities and stockholders’ equity	$249,488	$206,742

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of operations

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(unaudited) (in thousands, other than share data)
Revenue	$43,028	$15,787	$80,998	$27,303
Cost of goods sold	15,828	8,562	29,823	15,925

Gross profit	27,200	7,225	51,175	11,378
Operating expenses:
General and administrative	3,056	2,436	5,977	4,577
Sales and marketing	388	306	765	563
Research and development	410	234	837	446
Loss on disposal of assets	7	305	7	305

Income from operations	23,339	3,944	43,589	5,487

Other income:
Interest income	64	56	151	153
Realized loss on foreign currency translation	—	(19)	(6)	(59)
Realized gain (loss) on investments	—	(7)	—	8

Total other income (expense)	64	30	145	102

Income before income taxes	23,403	3,974	43,734	5,589
Income tax expense	13,495	86	14,722	126

Net income	$9,908	$3,888	$29,012	$5,463

Net income per common share
Basic	$0.43	$0.19	$1.26	$0.27

Diluted	$0.41	$0.18	$1.21	$0.25

Weighted average common shares outstanding used in computing net income per common share
Basic	23,031,039	20,790,208	23,012,326	20,517,277

Diluted	23,928,408	21,912,520	23,936,026	21,675,190

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of cash flows

	Six months ended June 30,
	2011	2010
	(unaudited) (in thousands)
Cash flows from operating activities
Net income	$29,012	$5,463
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,265	2,790
Net loss on disposal of assets	7	305
Stock-based compensation	1,750	1,013
Realized gain on investments	—	(8)
Deferred tax assets	(3,329)	—
Excess tax benefits from stock-based compensation	(10,711)	—
Changes in operating assets and liabilities:
Accounts receivable	(12,567)	(4,272)
Inventories	(1,442)	(237)
Other inventory supplies	(3,589)	(1,270)
Prepaid expenses and other current assets	141	(295)
Accounts payable	(825)	1,213
Accrued payroll	(888)	725
Corporate income and franchise taxes	12,389	(20)
Advanced payments	(719)	(17)
Accrued and other current liabilities	1,264	954

Net cash provided by operating activities	14,758	6,344

Cash flows from investing activities
Purchases of property and equipment	(25,385)	(19,692)
Purchases of investments	—	(47,687)
Proceeds from sale of investments	3,113	15,500

Net cash (used in) investing activities	(22,272)	(51,879)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs of $4,063	—	61,789
Proceeds from exercise of options	741	1,251
Restricted cash	(9)	(498)
Excess tax benefits from stock-based compensation	10,711	—

Net cash provided by financing activities	11,443	62,542

Net effect of currency translation	(29)	43
Net increase in cash and cash equivalents	3,900	17,050
Cash and cash equivalents, beginning of period	16,073	3,860

Cash and cash equivalents, end of period	$19,973	$20,910

Supplemental disclosures of cash flow information
Cash paid for income taxes	$5,420	$—
Supplemental disclosures of non-cash transactions
Unrealized loss on investments	$18	$86

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

1. BASIS OF PRESENTATION

Interim financial data

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete consolidated financial statements and should be read in conjunction with Rubicon Technology, Inc.’s (the “Company”) annual report filed on Form 10-K for the fiscal year ended December 31, 2010. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Consolidated operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011.

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

The Company reviews its available-for-sale securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. The Company considers various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, its ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When the Company concludes that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Consolidated Statement of Operations. As of June 30, 2011, no impairment was recorded.

Auction-rate securities put options (“ARS Put Options”)

In October 2008, the Company entered into an agreement that provided the Company with the right, but not the obligation, to sell all of its auction-rate securities to UBS, AG for par value during the period from June 30, 2010 to July 2, 2012. The ARS Put Options provided the Company with the opportunity to recover the estimated unrealized loss on its ARS investments. The Company recorded the fair value of the ARS Put Options upon receipt. The Company valued ARS Put Options at fair value using a discounted cash flow model. Unrealized gains and losses related to the ARS Put Options were recognized in earnings. The Company exercised these put options on June 30, 2010. At June 30, 2011, the Company had no investments in auction rate security put options or auction rate securities. The Company’s investment policy no longer allows auction rate securities as an approved investment. See Note 4—Investments for additional information regarding the ARS Put Options.

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

	June 30, 2011	December 31, 2010
	(in thousands)
Raw materials	$5,833	$5,196
Work in progress	3,206	3,135
Finished goods	4,045	3,358

	13,084	11,689
Reserve for obsolescence and realization	(469)	(554)

	$12,615	$11,135

Property and equipment

Property and equipment consisted of the following:

	June 30, 2011	December 31, 2010
	(in thousands)
Land and land improvements	$2,504	$2,500
Buildings	24,382	22,897
Machinery, equipment and tooling	76,856	56,956
Leasehold improvements	7,712	7,712
Furniture and fixtures	835	824
Information systems	906	869
Construction in progress	18,966	15,353

Total cost	132,161	107,111
Accumulated depreciation and amortization	(28,537)	(24,600)

Property and equipment, net	$103,624	$82,511

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

•

Collection of the resulting receivable is reasonably assured. The Company’s standard arrangement with customers includes payment terms. Customers are subject to a credit review process that evaluates each customer’s financial position and its ability to pay. Collectability is determined by considering the length of time the customer has been in business and history of collections. If it is determined that collection is not probable, no product is shipped and no revenue is recognized unless cash is received in advance.

The Company does not provide maintenance or other services and it does not have sales that involve multiple elements or deliverables.

Net income per common share

Net income per share of common stock is as follows for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income (in thousands)	$9,908	$3,888	$29,012	$5,463
Net income per common share:
Basic	$0.43	$0.19	$1.26	$0.27

Diluted	$0.41	$0.18	$1.21	$0.25

Weighted average common shares outstanding used in:
Basic	23,031,039	20,790,208	23,012,326	20,517,277
Diluted	23,928,408	20,912,520	23,936,026	21,675,190

Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted-average number of diluted common shares outstanding during the period. Diluted shares outstanding are calculated by adding to the weighted-average shares any outstanding stock options and warrants based on the treasury stock method.

Recent accounting pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS,” (“ASU 2011-04”). These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in common definition of fair value and common requirements for measurement of and disclosure requirements between US GAAP and IFRS. ASU 2011-04 clarifies or changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s financial condition or results of operation.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance. This guidance is effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The pronouncement does not change the current option for presenting components of other comprehensive income, gross, or net of the effect of income taxes, provided that such tax effects are presented in the statement in which other comprehensive income is presented or disclosed in the notes to the financial statements. Additionally, the pronouncement does not affect the calculation or reporting of earnings per share. The pronouncement also does not change the items which must be reported in other comprehensive income, how such items are measured, or when such items must be reclassified to net income. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s financial condition or results of operation.

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

Revenue is attributed by geographic region based on ship-to location of the Company’s customers. The following table summarizes revenue by geographic region:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Asia	$38,698	$13,421	$74,084	$22,523
North America	3,537	1,929	5,452	4,040
Europe	793	437	1,462	740

Total Revenue	$43,028	$15,787	$80,998	$27,303

The following table summarizes assets by geographic region:

	June 30, 2011	December 31, 2010
	(in thousands)
North America	$221,934	$186,511
Asia	27,554	20,231

Total Assets	$249,488	$206,742

4. INVESTMENTS

The Company invests available cash primarily in investment grade commercial paper, corporate notes and government securities. The Company’s short-term investments balance of $63.0 million as of June 30, 2011, is comprised of US Treasury securities of $4.0 million, corporate notes and bonds of $37.5 million and commercial paper of $21.5 million. The Company’s investments are classified as available-for-sale securities and are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive income (loss).

Until July 1, 2010, the Company held auction-rate securities as part of the investment portfolio. The auction-rate securities were trading securities recorded at fair value and unrealized gains and losses were reported as part of gain on investments in the Consolidated Statements of Operations. In February 2008, the Company began experiencing failed auctions of its entire auction-rate securities portfolio, resulting in its inability to sell these securities in the short term. The Company held put options associated with an agreement with UBS, AG related to the auction-rate securities purchased through them. The Company exercised these put options on June 30, 2010 with a settlement date of July 1, 2010. The ARS Put Options provided the Company with the opportunity to recover the estimated unrealized loss on its ARS investments. The Company recorded the fair value of the ARS Put Options upon receipt and valued the put options at their estimated fair value using a discounted cash flow model that weighs various factors, including interest rates and expected holding period. Unrealized gains and losses related to the ARS Put Options were recognized in earnings. During the three and six months ended June 30, 2010, the Company recorded a gain (loss) of ($7,337) and $63,466 representing the changes in fair value of the auction-rate securities. The Company also recorded during the six months ended June 30, 2010 a loss of $55,279, representing the changes in fair value of the put options. Both the gain and loss from recording the change in fair value of the put options and auction-rate securities were recorded in gain on investments in the Consolidated Statements of Operations. The Company’s investment policy no longer allows auction rate securities as an approved investment.

The Company’s long-term investment at June 30, 2011 consists of a $2.0 million investment in Peregrine Semiconductor, Corp. (a customer) Series D-1 Preferred shares and is accounted for as a cost method investment. The value is adjusted for impairment based on review of Peregrine’s financial position. No impairment was noted as of June 30, 2011.

The following table presents the amortized cost and gross unrealized gains and losses on all securities at June 30, 2011:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term Investments:
US Treasury securities and agency (taxable)	$4,000	$4	$—	$4,004
Corporate Notes and Bonds (taxable)	37,530	—	(31)	37,499
Commercial Paper (taxable)	21,496	1	—	21,497

Total short-term investments	$63,026	$5	$(31)	$63,000

Long-term Investments:
Peregrine Semiconductor, Corp. Series D-1 Preferred shares	$2,000	$—	$—	$2,000

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2011:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash Equivalents:
Money market funds	$13,293	$—	$—	$13,293
Investments:
Available-for-sales securities—current
US Treasury securities and agency	—	4,004	—	4,004
Corporate notes/bonds	—	37,499	—	37,499
Commercial paper	—	21,497	—	21,497

Total	$13,293	$63,000	$—	$76,293

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash Equivalents:
Money market funds	$10,042	$—	$—	$10,042
Investments:
Available-for-sales securities—current:
US Treasury securities and agency	—	9,496	—	9,496
Corporate notes/bonds	—	38,081	—	38,081
Commercial paper	—	18,554	—	18,554

Total	$10,042	$66,131	$—	$76,173

In addition to the debt securities noted above, the Company had approximately $6.7 million and $6.0 million of time deposits included in cash and cash equivalents as of June 30, 2011 and December 31, 2010, respectively.

5. RELATED PARTY TRANSACTIONS

In November 2008, the Company purchased 1,345,444 shares of Peregrine Series D-1 Preferred shares for a total of $2.0 million, which represents less than 1% of Peregrine’s shares outstanding. The terms and stock price of the purchase were the same as for the other investors who participated. Peregrine is a customer of the Company. For the three and six months ended June 30, 2011, revenue from Peregrine was $542,500 and $647,500, respectively. As of June 30, 2011 and December 31, 2010, accounts receivable from Peregrine were $315,000 and $630,000, respectively. The pricing terms and conditions of the sales to Peregrine are similar to those available to the Company’s other non-related customers.

6. SIGNIFICANT CUSTOMERS

For the three months ended June 30, 2011, the Company had three customers that accounted for approximately 26%, 22% and 17% of revenue and for the three months ended June 30, 2010, the Company had two customers that accounted for approximately 19% and 15% of revenue. For the six months ended June 30, 2011, the Company had three customers that accounted for approximately 28%, 20% and 18% of revenue and for the six months ended June 30, 2010, the Company had two customers that accounted for approximately 22% and 12% of revenue.

Customers individually representing more than 10% of trade receivables accounted for approximately 85% and 62% of accounts receivable as of June 30, 2011 and December 31, 2010, respectively. The Company grants credit to customers based on an evaluation of their financial condition. Losses from credit sales are provided for in the financial statements.

7. STOCKHOLDERS’ EQUITY

Common Stock

On June 22, 2011, the shareholders of the Company approved a reduction of the shares of common stock authorized with a par value of $0.001 by 40,000,000 from 85,000,000 to 45,000,000. As of June 30, 2011 the Company had reserved 1,883,592 shares of common stock for issuance upon the exercise of outstanding common stock options. Also, 2,609,703 shares of the Company’s common stock were reserved for future grants of stock options (or other similar equity instruments) under the Company’s 2001 Equity Plan (the “2001 Plan”) and 2007 Stock Incentive Plan (the “2007 Plan”) as of June 30, 2011. In addition, 281,561 shares of the Company’s common stock were reserved for future exercise of outstanding warrants as of June 30, 2011.

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

Warrants

For the three and six months ended June 30, 2011, no common stock warrants were exercised. At June 30, 2011 and December 31, 2010, there were 281,561 common stock warrants outstanding.

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

In August 2007, the Company adopted the 2007 Plan, which allows for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and bonus shares. On June 22, 2011, the shareholders of the Company approved an amendment to the 2007 Plan to increase the maximum number of shares which may be awarded or sold under the 2007 Plan by 2,100,000 from 2,307,692 to 4,407,692 shares. The Board of Directors has appointed a committee to administer the plan. The plan committee determines the type of award to be granted, the fair market value, the number of shares covered by the award, and the time when the award vests and may be exercised.

The Company uses the Black-Scholes option pricing model to value stock options issued after January 1, 2006. The Company uses historical stock prices of companies which it considers as a peer group as the basis for its volatility assumptions. The assumed risk-free rates were based on US Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The expected term is based upon the vesting term of the Company’s options, a review of a peer group of companies, and expected exercise behavior. The forfeiture rate is based on past history of forfeited options. The expense is being allocated using the straight-line method. For the three and six months ended June 30, 2011, the Company recorded $843,000 and $1.7 million, respectively, of stock compensation expense. For the three and six months ended June 30, 2010, the Company recorded $504,000 and $941,000, respectively, of stock compensation expense. As of June 30, 2011, the Company has $6.2 million of total unrecognized compensation cost related to non-vested awards granted under the Company’s stock-based plans that it expects to recognize over a weighted-average period of 2.53 years. The Company accounts for options issued prior to January 1, 2006 under the intrinsic value method.

The following table summarizes the activity of the stock incentive and equity plans as of June 30, 2011 and changes during the six months then ended:

	Shares available for grant	Number of options outstanding	Weighted- average option exercise price	Number of restricted stock and board shares issued
At December 31, 2010	643,850	1,830,397	$12.98	34,863
Authorized	2,100,000	—	—	—
Granted	(158,874)	151,150	22.86	7,724
Exercised	—	(73,228)	10.80	—
Cancelled/forfeited	24,727	(24,727)	19.48	—

At June 30, 2011	2,609,703	1,883,592	$13.86	42,587

The Company’s aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock. Based on the fair market value of the common stock at June 30, 2011 and 2010, the intrinsic value for options outstanding was $5.6 million and $31.4 million, respectively. The weighted average fair value per share of options granted for the six months ended June 30, 2011 was $24.03 and the fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model using an expected term of 5.0 years, risk-free interest rates of 1.87%-2.24%, expected volatility of 51% and no dividend yield. The Company used an expected forfeiture rate of 24.53%.

For the three and six months ended June 30, 2011, the Company recorded $41,000 and $84,000, respectively, of stock compensation expense related to restricted stock. For the three and six months ended June 30, 2010, the Company recorded $44,000 and $73,000, respectively, of stock compensation expense related to restricted stock.

A summary of the Company’s non-vested options during the six month period ended June 30, 2011 is presented below:

	Options	Weighted-average exercise price
Non-vested at January 1, 2011	1,339,384	$13.55
Granted	151,150	24.03
Vested	(238,198)	9.26
Forfeited	(23,475)	19.83

Non-vested at June 30, 2011	1,228,861	$16.18

An analysis of restricted stock issued is as follows:

Non-vested restricted stock as of December 31, 2010	1,762
Granted	7,724
Vested	(3,693)

Non-vested restricted stock as of June 30, 2011	5,793

9. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company has entered into agreements to purchase equipment and components to construct furnaces. These agreements will result in the Company purchasing equipment or components for a total cost of approximately $18.7 million with deliveries occurring through February 2012.

Litigation

From time to time, the Company experiences routine litigation in the normal course of its business. The management of the Company does not believe any pending litigation will have a material adverse effect on the financial condition or results of operations of the Company.

10. INCOME TAXES

The Company is subject to income taxes in the US and Malaysia. In accordance with the provisions of ASC Topic 740, “Income Taxes” the Company assesses on a quarterly basis its ability to realize its deferred tax assets. During the three months ended June 30, 2011, the Company concluded that based on the current level of sustainable profitability that generates taxable income, that it is more likely than not that the Company’s deferred tax assets will be realizable. The Company recognized a tax benefit of $3.3 million to record current and long-term deferred tax assets. With the release of the valuation allowance, the Company began recording federal and certain state and non-US income taxes attributable to the fiscal year’s pre-tax income. The Company recorded for the three and six months ended June 30, 2011, a tax provision of $13.5 million and $14.7 million, respectively, for an effective tax rate of 57.7% and 33.7%. The effective tax rate for the three months ended June 30, 2011, reflects a tax charge of approximately $5.5 million, or 23.7%, to provide for additional taxes on pre-tax income earned in the first three months of 2011 as a result of releasing the valuation reserve.

11. SUBSEQUENT EVENT

On August 4, 2011, the Company authorized a stock repurchase program to purchase up to $25.0 million of its common stock over a period of two years. The stock repurchase program authorizes the Company to repurchase its shares of common stock in the open market at times and prices considered appropriate by the Company depending upon prevailing market conditions and other corporate considerations.

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

We are a vertically-integrated manufacturer of high-quality sapphire substrates and optical windows that are used in a variety of high-growth, high-volume end-market applications. Our largest product line is two inch to six inch sapphire cores and wafers for use in LEDs and blue laser diodes for solid state lighting and electronic applications. For the LED market we sell two inch to four inch material primarily in core form and six and eight inch material primarily in polished wafer form. Eight inch wafers are sold primarily for research and development efforts at this time. In addition, we sell six inch sapphire wafers that are used for Silicon-on-Sapphire (“SOS”) RFICs, as well as products for military, aerospace, sensor and other applications. We have also extended our technology, which gives us the ability to produce cores and wafers of up to twelve inches in diameter to support next-generation LED and SOS RFIC production. In addition, we have developed the ability to produce large diameter circular and rectangular sapphire windows for use in various optical window applications.

Our revenue consists of sales of sapphire materials sold in core, as-cut, as-ground and polished wafer forms in two, three, four, six and eight inch diameters as well as optical materials sold as blanks or polished windows. Products are made to varying specifications, such as crystal planar orientations and thicknesses.

Historically, a significant portion of our revenue has been derived from sales to relatively few customers. For the three months ended June 30, 2011, we had three customers that accounted for approximately 26%, 22% and 17% of our revenue and for the three months ended June 30, 2010, we had two customers that accounted for approximately 19% and 15% of our revenue. For the six months ended June 30, 2011, we had three customers that accounted for approximately 28%, 20% and 18% of our revenue and for the six months ended June 30, 2010, we had two customers that accounted for approximately 22% and 12% of our revenue. Other than as discussed above, none of our customers accounted for more than 10% of our revenue for such periods. Although we are continuing to diversify and expand our customer base, we expect our revenue to continue to be concentrated among a small number of customers. We expect that our significant customers may change from period to period.

We recognize revenue upon shipment to our customers. We derive a significant portion of our revenue from customers outside of the US. The majority of our sales are to the Asian market and we expect that region to continue to be a major source of revenue for us. All of our revenue is denominated in US dollars.

We manufacture and ship our products from our facilities in the Chicago metropolitan area and from our facility in Penang, Malaysia. We have approximately 102,600 square feet of manufacturing and office space in Franklin Park and Bensenville, Illinois. In 2010, we completed construction of a 65,000 square foot facility in Penang, Malaysia, which is processing sapphire grown by us in our Illinois facilities into finished cores and wafers. Our Malaysia facility currently finishes essentially all cores and is now producing production volumes of six inch polished wafers. During the three months ended June 30, 2011, this facility was qualified by a key customer and was awarded ISO 9001 certification. We also acquired in April 2010 a 134,400 square foot building in Batavia, Illinois to expand our crystal growth operations. This facility began operations in the fourth quarter of 2010 and additional capacity came on line during the six months ended June 30, 2011.

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

Other income (expense) consists of interest income and realized gains and losses on investments and currency translation.

We account for income taxes under the asset and liability method whereby the expected future tax consequences of temporary differences between the book value and the tax basis of assets and liabilities are recognized as deferred tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to be recognized. At December 31, 2010, we had $49.5 million in net operating loss carryforwards (“NOLs”). We have updated our analysis of ownership changes that limit the utilization of the NOLs. This analysis shows an ownership change, but we believe that we are not restricted in our ability to use the full amount of the NOLs. A full valuation allowance was provided and no tax benefit was recorded until management could conclude that it is more likely than not that our deferred tax assets will be realized. During the three months ended June 30, 2011, management concluded that based on the current level of sustainable profitability that generates taxable income, that it is more likely than not that our deferred tax assets will be realizable. We recognized a tax benefit of $3.3 million to record current and long-term deferred tax assets during the three months ended June 30, 2011. With the release of the valuation allowance, we began recording federal and certain state and non-US income taxes attributable to the fiscal year’s pre-tax income. The reversal of the valuation allowance favorably impacts our effective tax rate in 2011. The Illinois State Legislature has suspended the use of NOLs for taxable years ending after December 31, 2010 and before December 31, 2014 and has increased the corporate income tax rate which unfavorably impacts our effective tax rate. Our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated. Our effective tax rate could also fluctuate due to changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, or accounting principles, as well as certain discrete items. We expect our full year tax rate to be approximately 34%.

We anticipate our capital expenditures will be between $45 million and $55 million for the full year 2011. These expenditures will be primarily focused on equipping our crystal growth facility in Batavia, Illinois and post crystal growth facility in Penang, Malaysia and purchasing land and beginning construction on our next crystal growth facility in Illinois. Our capital expenditures in the three and six months ended June 30, 2011 were $14.3 million and $25.4 million.

RESULTS OF CONSOLIDATED OPERATIONS THREE MONTHS ENDED JUNE 30, 2011 AND 2010

The following table sets forth our consolidated statements of operations for the periods indicated:

	Three months ended June 30,
	2011	2010
	(in millions)
Revenue	$43.0	$15.8
Cost of goods sold	15.8	8.6

Gross profit	27.2	7.2

Operating expenses:
General and administrative	3.1	2.4
Sales and marketing	0.4	0.3
Research and development	0.4	0.2
Loss on disposal of assets	—	0.3

Total operating expenses	3.9	3.2

Income from operations	23.3	4.0
Other income	0.1	—

Income before income taxes	23.4	4.0
Income tax expense	13.5	0.1

Net income	$9.9	$3.9

The following table sets forth our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Three months ended June 30,
	2011	2010
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	37	54

Gross profit	63	46

Operating expenses:
General and administrative	7	15
Sales and marketing	1	2
Research and development	1	1
Loss on disposal of assets	—	2

Total operating expenses	9	20

Income from operations	54	26
Other income	—	—

Income before income taxes	54	26
Income tax expense	31	1

Net income	23%	25%

Revenue. Revenue was $43.0 million for the three months ended June 30, 2011 and $15.8 million for the three months ended June 30, 2010, an increase of $27.2 million. We experienced a significant increase in revenue in core and polished product lines across all diameters due to increased demand for our products and an improved market and pricing environment. Revenue from the sale of core products for the three months ended June 30, 2011 increased by $16.9 million, of which $17.1 million was attributed to an increase in pricing, partially offset by a decrease in the volume of core sales of $221,000 as we directed more of our crystal production to the large diameter wafer product. As a result, we increased our sales of polished wafers by $9.7 million as demand for these products increased in both the LED and SOS RFIC markets. In addition, we had higher revenue of $667,000 from optical products due to increased sales of sapphire for military, sensor and instrumentation applications. For the remainder of 2011, we expect continued strong demand for large diameter polished wafers. However, due to softness in the LED backlighting market, which has impacted the LED chip manufacturers, demand is currently weak for core products and as a result pricing for core products is currently down as much as 60% below pricing in the three months ended June 30, 2011. We believe demand for core products should improve by the end of the third quarter but the pricing decrease will impact third quarter results.

Gross profit. Gross profit was $27.2 million for the three months ended June 30, 2011 compared to a gross profit of $7.2 million for the three months ended June 30, 2010, an increase of $20.0 million. The increase in gross profit is primarily attributable to increased pricing on our products. Due to the recent softening in pricing for core products, we expect gross profit to be impacted in the second half of 2011, resulting in lower gross margins.

General and administrative expenses. G&A expenses were $3.1 million for the three months ended June 30, 2011 and $2.4 million for the three months ended June 30, 2010, an increase of $700,000. The increase was due in part to increased employee compensation costs of $142,000; increased bad debt expense of $154,000 related to overall higher receivable balances resulting from increased revenue, and increased investor relations expense of $141,000 related to additional outside consulting resources associated with investor and media relations. We also incurred an increase in general and administrative costs from our Malaysia facility of $141,000 as there were minimal costs in 2010 as the facility was not yet operating.

Sales and marketing expenses. Sales and marketing expenses were $388,000 for the three months ended June 30, 2011 and $306,000 for the three months ended June 30, 2010, an increase of $82,000. The increase in sales and marketing expenses is attributable to additional employee compensation costs from additional sales hires to support expansion, annual salary increases, and employee stock option expense.

Research and development expenses. R&D expenses were $410,000 for the three months ended June 30, 2011 and $234,000 for the three months ended June 30, 2010, an increase of $176,000. The increase was primarily attributable to additional employee compensation costs of $59,000 and additional spending on various projects of $108,000.

Other income. Other income was $64,000 for the three months ended June 30, 2011 and $30,000 for the three months ended June 30, 2010, an increase in other income of $34,000. The increase was primarily due to higher interest income.

Income tax expenses Income tax expenses were $13.5 million for the three months ended June 30, 2011 and $86,000 for the three months ended June 30, 2010, an increase of $13.4 million. Our effective tax rate was 57.7% for the three months ended June 30, 2011 and 2.1% for the three months ended June 30, 2010. During the three months ended June 30, 2011, management concluded that based on the current level of sustainable profitability that generates taxable income, that it is more likely than not that our deferred tax assets will be realizable. With the release of the valuation allowance, we began recording federal and certain state and non-US income taxes attributable to the fiscal year’s pre-tax income at the statutory rates adjusted for various tax benefits that lower the rate. The effective rate for the three months ended June 30, 2011, reflects a tax charge of approximately $5.5 million or 23.7% to provide for additional taxes on pre-tax income earned in the first three months of 2011 as a result of releasing the valuation reserve. For the three months ended June 30, 2010 we were subject only to alternative minimum taxes at a 2.1% rate. The tax provision is based on an estimated annual effective rate which requires us to make our best estimate of annual pretax income. To the extent this pretax income varies from estimates made at the end of the most recent interim period, the actual tax provision recognized in 2011 could be different than the forecasted amount used to estimate the tax provision for the three months ended June 30, 2011. Based on our current estimated pretax income, we expect our full year tax rate to be about 34%.

RESULTS OF CONSOLIDATED OPERATIONS SIX MONTHS ENDED JUNE 30, 2011 AND 2010

The following table sets forth our consolidated statements of operations for the periods indicated:

	Six months ended June 30,
	2011	2010
	(in millions)
Revenue	$81.0	$27.3
Cost of goods sold	29.8	15.9

Gross profit	51.2	11.4

Operating expenses:
General and administrative	6.0	4.6
Sales and marketing	0.8	0.6
Research and development	0.8	0.4
Loss on disposal of assets	—	0.3

Total operating expenses	7.6	5.9

	Six months ended June 30,
	2011	2010
	(in millions)
Income from operations	43.6	5.5
Other income	0.1	0.1

Income before income taxes	43.7	5.6
Income tax expense	14.7	0.1

Net income	$29.0	$5.5

The following table sets forth our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Six months ended June 30,
	2011	2010
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	37	58

Gross profit	63	42

Operating expenses:
General and administrative	7	17
Sales and marketing	1	2
Research and development	1	1
Loss on disposal of assets	—	1

Total operating expenses	9	21

Income from operations	54	21
Other	—	—

Income before income taxes	54	21
Income tax expense	18	1

Net income	36%	20%

Revenue. Revenue was $81.0 million for the six months ended June 30, 2011 and $27.3 million for the six months ended June 30, 2010, an increase of $53.7 million. We experienced a significant increase in revenue across most product lines and diameters due to increased demand for our products which led to a large price increase. Revenue from the sale of core products for the six months ended June 30, 2011 increased by $36.0 million, of which $35.7 million was due to an increase in pricing and $256,000 was attributed to volume. We directed most of our additional crystal growth production capacity to support the growing demand for six inch polished wafers. As a result, we increased our sales of polished wafers by $16.7 million primarily on higher volume, as demand for these products increased in both the LED and SOS RFIC markets. We also had higher revenue of $1.2 million from optical products due to increased sales of sapphire for military, sensor and instrumentation applications. We expect the demand for large diameter polished wafers to continue to be strong through 2011, but have recently experienced softening in current prices of our core products due to lower demand in the LED backlighting market.

Gross profit. Gross profit was $51.2 million for the six months ended June 30, 2011 and $11.4 million for the six months ended June 30, 2010, an increase of $39.8 million. The increase in gross profit is primarily attributable to higher revenue of $53.7 million due to increased pricing. We have experienced a softening in core prices and expect that to impact our gross profit for the remainder of 2011.

General and administrative expenses. G&A expenses were $6.0 million for the six months ended June 30, 2011 and $4.6 million for the six months ended June 30, 2010, an increase of $1.4 million. The increase was primarily due to an increase in employee compensation costs of $473,000 from annual salary increases and expenses associated with employee stock options. Bad debt expense increased $217,000 as a result of higher receivables balance. Also, investor relations expense increased $210,000, primarily due to increased outside support services, audit and consulting expenses increased $209,000, primarily due to an increase in tax consulting fees and timing on audit fees and we incurred $244,000 in general and administrative costs from our Malaysia facility as there were minimal costs in 2010 as the facility was not yet operating.

Sales and marketing expenses. Sales and marketing expenses were $765,000 for the six months ended June 30, 2011 and $563,000 for the six months ended June 30, 2010, an increase of $202,000. The increase in sales and marketing expenses is attributable to increased employee compensation costs primarily due to annual salary increases, employee stock options expense and additional sales hires to support expansion.

Research and development expenses. R&D expenses were $837,000 for the six months ended June 30, 2011 and $446,000 for the six months ended June 30, 2010, an increase of $391,000. The increase is primarily attributable to higher employee compensation costs of $130,000 and an increase in spending on various projects of $257,000.

Other income. Other income was $145,000 for the six months ended June 30, 2011 and $102,000 for the six months ended June 30, 2010, an increase in other income of $43,000. The increase was primarily due to lower losses on currency translation transactions.

Income tax expenses Income tax expenses were $14.7 million for the three months ended June 30, 2011 and $126,000 for the three months ended June 30, 2010, an increase of $14.6 million. Our effective tax rate was 33.7% for the six months ended June 30, 2011 and 2.3% for the six months ended June 30, 2010. During the six months ended June 30, 2011, management concluded that based on the current level of sustainable profitability that generates taxable income, that it is more likely than not that our deferred tax assets will be realizable. With the release of the valuation allowance, we began recording federal and certain state and non-US income taxes attributable to the fiscal year’s pre-tax income at the statutory rates adjusted for various tax benefits that lower the rate. For the six months ended June 30, 2010 we were subject only to alternative minimum taxes at a 2.3% rate. The tax provision is based on an estimated annual effective rate which requires us to make our best estimate of annual pretax income. To the extent this pretax income varies from estimates made at the end of the most recent interim period, the actual tax provision recognized in 2011 could be different than the forecasted amount used to estimate the tax provision for the six months ended June 30, 2011. Based on our current estimated pretax income, we expect our full year tax rate to be about 34%.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations using a combination of issuances of common stock and preferred stock, a working capital line of credit and term loans, and cash generated from our operations.

As of June 30, 2011, we had cash and short term investments totaling $83.0 million, including cash of $6.7 million held in deposits at major banks, $13.3 million invested in money market funds and $63.0 million invested in commercial paper, corporate notes and bonds and US treasury securities. Our long term investment consists of a $2.0 million investment in Peregrine Semiconductor, Corp. (one of our customers) Series D1 preferred stock. In February 2008, we began experiencing failed auctions of our entire auction-rate securities portfolio, resulting in our inability to sell these securities in the short term. We held put options associated with an agreement with UBS, AG related to all of our auction-rate securities purchased through them, which represented all of our auction-rate securities. We had the option to sell these securities to UBS, AG at par value from June 30, 2010 through July 2, 2012. We exercised these put options on June 30, 2010 with settlement on July 1, 2010 for a payment equal to full par value of the auction-rate securities.

Our right to sell the auction-rate securities to UBS, AG commencing on June 30, 2010, represented put options for a payment equal to the par value of the auction-rate securities. During the six months ended June 30, 2010, we recorded a realized loss of $55,279, representing the changes in fair value of the put options. We also recorded a realized gain $63,466 during the six months ended June 30, 2010, representing the changes in fair value of the auction-rate securities. Both the gain and loss from recording the change in fair value of the put options and auction-rate securities were recorded in gain (loss) on investments in the Consolidated Statements of Operations. Our investment policy no longer allows auction-rate securities as an approved investment.

Cash flows from operating activities

The following table represents the major components of our cash flows from operating activities for the six months ended June 30, 2011 and 2010:

	Six months ended June 30,
	2011	2010
	(in thousands)
Net income	$29,012	$5,463
Non-cash items:
Depreciation and amortization	4,265	2,790
Stock based compensation and other, net	1,757	1,310
Deferred tax assets	(3,329)	—

	Six months ended June 30,
	2011	2010
	(in thousands)
Excess tax benefits from stock-based compensation	(10,711)	—

Total non-cash items:	(8,018)	4,100

Working capital:
Accounts receivable	(12,567)	(4,272)
Inventories	(1,442)	(237)
Prepaid expenses and other current assets	(3,448)	(1,565)
Accounts payable	(825)	1,213
Other accruals	12,046	1,642

Total working capital items:	(6,236)	(3,219)

Net cash provided by operating activities	$14,758	$6,344

Cash provided by operating activities was $14.8 million for the six months ended June 30, 2011. During such period, we generated net income of $29.0 million and we incurred non-cash expense of $8.2 million, including depreciation and amortization expense of $4.3 million and stock-based compensation expense of $1.8 million offset by other non-cash items of $14.0 million consisting of a $10.7 million tax benefit related to stock based compensation and $3.3 million in deferred tax assets. During such period, cash from net working capital decreased $6.2 million, which was comprised of an increase in accounts receivable of $12.6 million due to increased sales and timing of collections, a decrease in accounts payable of $825,000 due to timing of payments, an increase in other accruals of $12.0 million consisting primarily of a increase in accrued corporate income and franchise taxes of $12.3 million, and an increase in prepaid expenses of $3.4 million due to an increase in purchases of furnace construction and replacement parts.

Cash used in operating activities was $6.3 million for the six months ended June 30, 2010. During such period, we generated a net income of $5.5 million and we incurred non-cash expenses of $4.1 million, including depreciation expense of $2.8 million and stock-based compensation expense of $1.3 million. During such period, cash from net working capital decreased $3.2 million, which was comprised of an increase in accounts receivable of $4.3 million, an increased in accounts payable of $1.2 million due to increased purchases and an increase in prepaid expenses and other current assets of $1.6 million. We also experienced an increase in accrued payroll of $725,000.

Cash flows from investing activities

Net cash used in investing activities was $22.3 million and $51.9 million for the six months ended June 30, 2011 and 2010, respectively. During the six months ended June 30, 2011, we used approximately $18.1 million on building improvements and equipment for our new crystal growth facility in Batavia, Illinois, and approximately $2.4 million to upgrade our other facilities and add existing capacity in other post crystal growth areas. We also used $4.8 million to continue to equip our post crystal growth facility in Penang, Malaysia. This was partially offset by sales of investments of $3.1 million used to fund operations and capital spending. During the six months ended June 30, 2010, we used approximately $13.0 million on building and equipment for our new crystal growth facility under construction in Batavia, Illinois and approximately $5.8 million on building and equipping of our new post crystal growth facility under construction in Malaysia. We also used $904,000 to upgrade our current facilities and add to existing capacity in other post crystal growth areas. We used proceeds from our common stock offering completed June 21, 2010 of approximately $47.7 million to purchase investment securities. This was partially offset by sales of investments of $15.5 million which were used to fund operations and capital spending.

We are continuing to equip our facilities in both Batavia, Illinois and Malaysia. It is difficult to predict the timing of capital expenditures on these projects, but we anticipate spending an additional $5 to $10 million completing these two new facilities in 2011 and we estimate our total capital expenditures for 2011 to be between $45 and $55 million, which includes purchasing land and beginning construction on our next crystal growth facility in Illinois.

Cash flows from financing activities

Net cash provided by financing activities was $11.4 million and $62.5 million for the six months ended June 30, 2011 and 2010, respectively. Net cash provided by financing activities for the six months ended June 30, 2011 represents $10.7 million in excess tax benefits related to stock based compensation, and $741,000 in net proceeds from the exercise of stock options. Net cash provided by financing activities for the six months ended June 30, 2010 represents $61.8 million in net proceeds from the common stock offering completed on June 21, 2010, as well as proceeds from the exercise of stock options of $1.3 million, partially offset by an increase in restricted cash of $498,000.

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

Contractual obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments at June 30, 2011. Changes in our business needs, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are complex and necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table sets forth information relating to our contractual obligations at June 30, 2011:

	Payments due in
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Purchase order obligations	$15,634,000	$15,634,000	—	—	—
Building construction obligations	$3,081,000	$3,081,000	—	—	—

Total contractual obligations	$18,715,000	$18,715,000	$—	$—	$—

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

•

Collection of the resulting receivable is reasonably assured. Our standard arrangement with customers includes payment terms. Customers are subject to a credit review process that evaluates each customer’s financial position and its ability to pay. We determine collectibility by considering the length of time the customer has been in business and our history of collections with that customer. If we determine that collection is not probable, no product is shipped and no revenue is recognized unless cash is received in advance.

All of our revenue is denominated in US dollars.

Inventory valuation

We value our inventory at the lower of cost or market. Market is determined based on net realizable value. Cost for raw materials, work in process and finished goods are based on actual costs on a first-in, first-out basis. We establish inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based on customer required specifications. We evaluate the ability to realize the value of our inventory based on a combination of factors, including forecasted sales, estimated current and future market value and changes in customers’ product specifications. Recoveries of previously written-down inventory are recognized only when the related inventory is sold and revenue has been recognized. Our method of estimating excess and obsolete inventory has remained consistent for all periods presented. However, if our recognition of excess or obsolete inventory is, or if our estimates of our inventory’s potential utility become, less favorable than currently expected, additional inventory reserves may be required. We determine our normal operating capacity and record as expense costs attributable to lower utilization of equipment and staff. For the six months ended June 30, 2010, we determined we were not operating at capacity and recorded as expense costs associated with lower utilization of equipment and staff of $462,000. With the improved demand, we believe that it is unlikely that significant adjustments for lower utilization of equipment and staff will occur in 2011.

Investments

We invest available cash primarily in investment grade commercial paper, corporate notes and government securities. Investments classified as available-for-sale securities are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Investments in trading securities are reported at fair value, with both realized and unrealized gains and losses recorded in other income (expense), net in the Consolidated Statement of Operations. Investments in which we have the ability and intent, if necessary, to liquidate in order to support our current operations are classified as short-term. Our long-term investments at June 30, 2011, consist of a $2.0 million investment in Peregrine Semiconductor Corp. (a customer) Series D-1 Preferred shares.

We review our available-for-sale securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When we conclude that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Consolidated Statement of Operations. As of June 30, 2011, no impairment was recorded.

In October 2008, we entered into an agreement that provides us with the right, but not the obligation, to sell all our auction-rate securities to UBS, AG for par value during the period from June 30, 2010 to July 2, 2012 (the “ARS Put Options”). The ARS Put Options provided us with the opportunity to recover the estimated unrealized loss on our ARS investments. We recorded the fair value of the ARS Put Options upon receipt. We exercised these put options on June 30, 2010 with a settlement date of July 1, 2010. At June 30, 2011 we have no auction rate securities or put options in our investment portfolio. We valued the auction-rate securities and ARS Put Options using a discounted cash flow model that weighs various factors, including interest rates and expected holding period. Unrealized gains and losses related to the ARS Put Options were recognized in earnings.

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

We allocate stock based compensation costs using a straight-line method which amortizes the fair value of each option on a straight-line basis over the service period. Based on the variables affecting the valuation of our common stock and the method used for allocating compensation costs, we recognized $843,000 and $1.7 million in stock compensation expense during the three and six months ended June 30, 2011. All option grants made during the three and six months ended June 30, 2011 and 2010 were granted at an exercise price per share equal to the closing market price of our common stock on the date of grant. Therefore, there is no intrinsic value because the exercise price per share of each option was equal to the fair value of the common stock on the date of grant.

Based on the fair market value of the common stock at June 30, 2011, the aggregate intrinsic value of all stock options outstanding at June 30, 2011 was $5.6 million.

Income tax valuation allowance

Evaluating the need for and amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all the positive and negative evidence available to determine whether all or some portion of the deferred tax assets will not be realized. A valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50 percent) that they will not be realized. In general, “realization” refers to the incremental benefit achieved through the reduction in future taxes payable or an increase in future taxes refundable from the deferred tax assets, assuming that the underlying deductible differences and carryforwards are the last items to enter into the determination of future taxable income. In determining our valuation allowance, we consider the source of taxable income, including taxable income in prior carryback years, future reversals of existing temporary differences, the required use of tax planning strategies, and future taxable income exclusive of reversing temporary differences and carryforwards. During the three months ended June 30, 2011, management concluded that based on the current level of sustainable profitability that generates taxable income, that it is more likely than not that our deferred tax assets will be realizable. With the release of the valuation allowance, federal and certain state and non-US income taxes attributable to the fiscal year’s pre-tax income were provided for in the period. The reversal of the valuation allowance favorably impacted our effective tax rate.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS, “ (“ASU 2011-04”). These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in common definition of fair value and common requirements for measurement of and disclosure requirements between US GAAP and IFRS. ASU 2011-04 clarifies or changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The adoption of ASU 2011-04 is not expected to have a material impact on our financial condition or results of operation.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance. This guidance is effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The pronouncement does not change the current option for presenting components of other comprehensive income, gross, or net of the effect of income taxes, provided that such tax effects are presented in the statement in which other comprehensive income is presented or disclosed in the notes to the financial statements. Additionally, the pronouncement does not affect the calculation or reporting of earnings per share. The pronouncement also does not change the items which must be reported in other comprehensive income, how such items are measured, or when such items must be reclassified to net income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial condition or results of operation.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2011, there have been no material changes in the off-balance sheet arrangements disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For the first six months ended June 30, 2011, , there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Management’s evaluation of disclosure controls and procedures

Based on evaluations at June 30, 2011, our chief executive officer and chief financial officer (together, our “certifying officers”), with the participation of the management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting

Our certifying officers have concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2011.

Rubicon Technology, Inc.

By	/s/ Raja M. Parvez
Raja M. Parvez
Chief Executive Officer and President
(Principal Executive Officer)

By	/s/ William F. Weissman
William F. Weissman
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

The Exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Incorporation by Reference
3.1	Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to Amendment No. 2, to the registrant’s Registration Statement on Form S-1 (File No. 333-145880) filed on November 1, 2007

3.2	Amendment No. 1 to Eight Amended and Restated Certificate of Incorporation	Filed as Appendix A to the registrant’s Definitive Proxy statement on Schedule 14A, filed on April 29, 2011

3.3	Amended and Restated Bylaws of Rubicon Technology, Inc.	Filed as Exhibit 3.3 to Amendment No. 2, to the registrant’s Registration Statement on Form S-1 (File No. 333-145880) filed on November 1, 2007

10.1	Rubicon Technology, Inc. Stock Incentive Plan, as amended and restated effective March 23, 2011	Filed as Appendix B to the registrant’s Definitive Proxy statement on Schedule 14A, filed on April 29, 2011

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from our quarterly report on Form 10-Q for the quarter ended June 30, 2011 are formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operation, (iii) consolidated statements of cash flows and (iv) notes to the consolidated financial statements