Form 10-K
period 2011-12-31
Rubicon Technology, Inc.
filed 2012-03-15
CIK 1410172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark one)

☑	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-33834

RUBICON TECHNOLOGY, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-4419301
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

900 East Green Street Bensenville, Illinois	60106
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (847) 295-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.001 per share	The NASDAQ Global Market

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

Large accelerated filer  ☐    Accelerated filer  ☑    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2011, there were 17,537,632 shares of common stock outstanding held by nonaffiliates of the registrant, and the aggregate market value of the common stock (based upon the closing price of these shares on the NASDAQ Global Market) was approximately $295,684,476.

The number of shares of the registrant’s common stock outstanding as of the close of business on March 9, 2012 was 22,532,224

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

We are a vertically integrated manufacturer of high-quality sapphire substrates and optical windows that are used in a variety of high-growth, high-volume end market applications. Our largest sales of product in 2010 were two to four inch sapphire cores and wafers for use in LEDs and blue laser diodes for solid state lighting and electronic applications. In 2011, sales of core product were surpassed by sales of six-inch polished sapphire wafers that are used in the same LED applications and in Silicon-on-Sapphire (“SoS”) RFICs. We also sell sapphire products used for windows and lenses in military, aerospace, sensor and other applications. We have extended our technology, giving us the ability to produce cores and wafers of up to twelve inches in diameter to support next generation LED and RFIC production. We believe that LED and SoS RFIC production are following a similar path to that of production of integrated circuits on silicon substrates, which gradually migrated to production on larger and larger substrates in order to reduce manufacturing costs. We feel that this migration to larger substrates and the related efficiency gains will help reduce the prices of LED devices and thereby facilitate greater adoption of LED technology in the backlighting and general lighting markets.

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

We are a Delaware corporation incorporated on February 7, 2001. Our common stock is listed on the NASDAQ Global Market under the symbol “RBCN”.

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

LED backlighting units for large displays. LED BLUs now frequently replace conventional fluorescent BLUs in LCD flat panel televisions, notebook computers and desktop monitors. Benefits of LED BLUs in these applications are reduced power consumption/extended battery life, thinner displays, quicker response time and better color rendition. Displays made with LED BLUs also have no toxic materials, which help electronics manufacturers to comply with environmental regulations.

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

Commercial signage/displays. LEDs are widely used as light sources on large signs, LED displays, and outdoor displays, such as jumbo screens used in sporting arenas and electronic billboard displays.

General illumination. LEDs are increasingly being used for outdoor and indoor commercial and public lighting, architectural lighting, street lights, traffic signals, retail displays, residential lighting, replacement lamps, and off-grid lighting for developing countries. General illumination is expected to be one of the fastest growing applications for HB LEDs.

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

Sapphire substrate industry supply chain

The production process for sapphire substrates is substantially similar to that of silicon wafers. A typical process flow consists of crystal growth, fabrication, slicing, lapping and polishing steps. Output quality is measured in flatness, desired crystal planar orientation, etch pitch density and crystalline structure uniformity. A great emphasis is placed on continuously improving yields and increasing production capacity to drive costs lower to take advantage of emerging high-volume opportunities. Device manufacturers are seeking larger diameter sapphire wafers to allow them to gain efficiency in their production processes through higher throughput and reduced edge loss. Historical methods of sapphire crystal growth, which rely on lower-volume batch processes, are less able to meet the needs of leading end-market customers for high quality crystals, demanding dimensional tolerances, high production volumes, cost efficiency and on-time delivery. Sapphire is the base material that “feeds” the entire value chain.

THE RUBICON SOLUTION

As a leading producer of sapphire and provider of other crystals, we believe that the following are our principal competitive advantages:

Proprietary technology for crystal growth

We refer to the proprietary technology, equipment and processes we use in the production of our sapphire crystals as “ES2,” which stands for “evolving science, evolving solutions.” Due to our understanding of sapphire crystal growth seeding and crystal growth furnace operational parameters, we have developed a full in-house capability to design, build and maintain ES2 crystal growth furnaces with proprietary features. Our ES2 technology enables us to maintain a highly scalable, efficient operation and to produce large diameter sapphire wafers that we believe exceed the quality of any other sapphire producer today. Our competitors primarily employ the Kyropoulos, Czochralski (“CZ”) or Edge-defined Film-fed Growth (“EFG”) method to grow sapphire crystals. We believe that our ES2 technology, which employs an enhanced Kyropoulos methodology, significantly outperforms other methods of sapphire production with respect to capital costs, operating costs, throughput, quality and diameter size. Using our ES2 technology, we currently have the capability to produce sapphire products with diameters of up to eight inches in production volumes and we have produced wafers as large as twelve inches diameter in our research and development.

High quality sapphire products

We believe our sapphire crystal wafers are best-in-class in terms of quality. Our quality advantage is exhibited by our ability to produce crystals without defects such as grain boundaries and with low density of dislocations (10-100 per square centimeter) that is significantly better than the industry standard range. According to Sapphire Material, Manufacturing, Applications by E. Dobrovinskaya, L. Lytvynov and V. Pishchik (Springer 2009), sapphire grown using other methods have grain boundaries with different angles of disorientation, and significantly larger density of dislocations (5,000-100,000 per square centimeter). Our sapphire also has ultra high purity levels as high as 99.999%. Our high purity sapphire helps our customers realize high yields in their processing. In addition, because of the high purity of our products, our customers have the ability to utilize our sapphire for optical applications requiring high transmission in the ultraviolet through mid-infrared spectral ranges. Through our operational expertise in crystal growth, post-growth processing and in-process manufacturing controls of sapphire wafer production, we are able to meet or exceed our customers’ key product specifications, such as crystalline quality, dimensional tolerances and crystal orientation, while maintaining high production yields.

Vertical integration

We possess critical know-how and proprietary processes and metrology for crystal growth and sapphire processing. We grow sapphire crystals and have extensive capabilities to process sapphire into products that meet our customers’ needs, from cores, wafers and window blanks to large diameter epi-polished wafers. We have recently developed the capability to process powdered aluminum oxide into the raw material used in our crystal growth process, providing both cost reduction and greater quality control. In the areas of fabrication and slicing, we employ high volume manufacturing techniques and utilize customized tooling and metrology to hold very tight dimensional and orientation tolerances for sapphire cores and wafers. We also have high precision lapping, edge bevel grinding and annealing capabilities for as-ground wafers and window blanks. We have proprietary six and eight inch polishing and ultra-cleaning equipment and processes for LED, SoS RFIC and other applications that demand larger-diameter epi-polished wafers. By vertically integrating our processes, we are able to achieve significant operating efficiencies and produce high-quality, high-precision products that offer cost and quality benefits to our customers. This vertical integration also helps us expand our range of products, protect our technology and manufacturing trade secrets and improve our reliability as a supplier.

High volume and flexible manufacturing capability

We provide a high volume and stable supply of products for our customers. We offer reliable, consistent on-time delivery to our customers through our flexible and scalable production operations. We have developed automated manufacturing and metrology platforms at each stage of our production process that enable us to increase capacity rapidly and switch products in manufacturing easily so that we can meet our customers’ specific product demands.

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

STRATEGY

Our goal is to be the leading global provider of advanced monocrystalline substrate and window materials to the solid state lighting, SoS RFIC, aerospace and optical markets. We believe we currently occupy a leading position among sapphire producers worldwide in market volume for two through eight inch sapphire products for LEDs. A key element of our strategy is to increase the proportion of our shipments of six inch and greater diameter products. Six inch wafers made up 48% of our revenue in 2011, and we expect that revenues from large diameter wafers will eventually grow as a proportion of our sales as more LED chip manufacturers move to a large diameter substrate platform. The manufacturing processes and metrology required to meet customer requirements for flatness and smoothness of large diameter wafers are more sophisticated than those required for two inch wafers; thus the large-diameter market has fewer sapphire competitors. As the first to market with large-diameter sapphire wafers, we have gained significant experience and expertise. As LED manufacturers gravitate toward larger substrates, we believe we have an advantage as a proven supplier of these products. We have provided eight inch wafers for research and development purposes to both the LED and SoS industry.

Our strategy includes the following key elements:

Extend our technology and manufacturing leadership position

We believe our specialized manufacturing processes and proprietary technology and trade secrets provide us with significant competitive advantages. We have designed and developed product, equipment and process technology platforms from which we can rapidly increase capacity and stay flexible to meet our customers’ needs. At each phase of our manufacturing process, we have developed and standardized automated equipment that employs similar processes to produce a full range of products. For example, most of our furnaces can grow sapphire crystals of the same size in various orientations to produce two through six inch wafers and cores. At our new crystal growth facility in Batavia, Illinois, we have installed larger furnaces that grow sapphire crystals large enough to produce two through eight inch wafers and cores. This flexibility in crystal growth production reduces our operating costs and significantly improves our product development cycles. Recently, we further extended our technology and now have the ability to produce up to twelve inch cores and wafers and produce even larger diameter optical material. We intend to continue to develop advanced technology platforms to further increase the size of crystals produced and offer market-leading product specifications, while maintaining product quality and manufacturing efficiencies.

Capitalize on opportunities in high-growth markets

Our sapphire products are used in multiple applications in the high-growth LED and SoS RFIC markets. We also participate in optical market segments where sapphire and fluoride materials are being adopted rapidly in new applications. We intend to continue to expand our opportunities by adding new categories and sizes of products with the goal of providing our customers in multiple high-growth end markets with a robust set of sapphire solutions. For example, one of the largest market segment opportunities is likely to come from the solid state lighting market, which will require higher brightness, lower-cost white LEDs that require larger-size LED chips. Larger LED chips are increasingly being manufactured in volume on four and six inch sapphire wafers. Our process to manufacture large diameter, high quality sapphire wafers is well-suited to this market and we believe our processes will help enable its growth. We already produce high volumes of four and six inch sapphire products and we continue to add large diameter sapphire production capacity in anticipation of market growth, as evidenced by the addition of eight inch diameter capabilities in 2008 and twelve inch diameter capabilities in 2009. We believe that LED chip manufacturers will continue to focus on using larger diameter substrates in order to further drive efficiencies in their manufacturing processes.

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

Expand our sales and marketing efforts

We plan to enhance our brand recognition worldwide by increasing our marketing and communications programs and resources. For example, we have sponsored several LED conferences and we plan to extend our sponsorships into other markets, such as SoS RFICs and aerospace. We plan to further enhance our website, extend our public relations campaigns and increase our brand visibility in trade publications and with technical organizations. We rely on direct sales for the majority of our business. Although we have already entered multiple markets globally, we plan to increase the scale and geographical coverage of our sales efforts.

Penetrate new market segments

We target high growth market segments where we believe we can gain a leadership position. Although production of sapphire cores and wafers is our focus today, we intend to leverage our crystal growth and processing know-how to develop high-quality crystal products for new substrate and window applications. Sapphire is becoming increasingly popular and is replacing quartz and glass in high-performance and harsh environment applications in the aerospace, petroleum and laser industries. For example, the U.S. military uses sapphire optical windows to construct targeting mechanisms for its jet fighters and drones and transparent armor for land vehicles. We intend to use our proprietary manufacturing technology to produce additional single crystal materials that can be used in optical applications as well as alternative substrates for certain electronic materials applications. As the electronics and optical industries continue to develop new applications that take advantage of the unique properties of both sapphire and other single crystal products, our goal is to be the provider of choice for these applications.

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

Our research and development (“R&D”) activity plays a vital role in supporting our technology, product and revenue roadmaps. In 2011, 2010 and 2009, our R&D expenses totaled $1.8 million, $1.1 million and $801,000, respectively. Our R&D is focused on three key areas: large diameter sapphire growth and fabrication; higher precision sapphire processing; and new crystal development. Our technical staff possesses deep and broad expertise in materials science and engineering. We also develop and utilize sophisticated metrology equipment to perform material and process characterization.

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

Product	Size	Orientation	Applications
Core	2,” 3,” 4”	C, R, A, M	• LED • Optical windows • Blue laser diode

As-Cut	2,” 3,” 4,” 6”, 8”	C, R, A, M	• Wafers for LED • Wafers for blue laser diodes • Wafers for SOS RFICs

As-Ground	2,” 3,” 4,” 6”, 8”	C, R, A, M	• Wafers for LED • Wafers for SOS RFICs • Blanks for optical windows • Wafer carriers

Polished	6”, 8”	C, R, A	• Epi-polished wafers for SOS RFICs • Polished optical windows • Double-side polished wafer carriers

Core

Our core product line consists of our sapphire cores drilled from sapphire boules with high-precision. In 2011, 2010 and 2009, sales of core accounted for 46%, 70% and 66% of our revenue, respectively. Demand for sapphire cores was limited in the second half of 2011 due to excess inventory at customers but demand for this product is expected to increase in the first half of 2012.

As-cut

Our as-cut product line consists of sapphire cores sliced using a wire saw machine. We believe we are able to offer our customers one of the highest-precision cut sapphire wafers in the market. This is especially important to customers who require precise orientation planes for applications such as LEDs, SoS, RFICs and blue laser diodes. In 2011, 2010 and 2009, sales of as-cut wafers accounted for less than 10% of our revenue.

As-ground

Our as-ground product line consists of cut sapphire wafers that undergo a double-sided lapping and edge grinding process. The lapping process ensures that the surface of the wafer is flat and smooth and has a high degree of parallelism. The grinding process bevels the edges of the wafers, making them more durable and less susceptible to chipping and cracking. In 2011, 2010 and 2009, sales of as-ground wafers accounted for less than 10% of our revenue.

Polished

Our polished product line consists of finely polished, ultra-clean, six and eight inch sapphire wafers. Our polished wafers undergo two polishing phases including both a mechanical and a chemical mechanical planarization phase. We believe we are currently one of very few fully vertically integrated firms offering six and eight inch, high-quality C-plane and R-plane polished wafers. In 2011, 2010 and 2009 sales of polished wafers accounted for 49%, 25% and 11% of our revenue, respectively. During 2009, our key customer for R-plane polished substrates had supply chain management challenges and also experienced decreased demand due to the global recession. Demand for R-plane polished substrates is expected to strengthen in 2012 as our key customers’ products appear to be gaining market share. The LED industry began using six inch C-plane polished substrates more heavily in 2010, which resulted in increased polished wafer revenue in 2010 and 2011. Demand from the LED market for six inch polished is expected to be limited in the first half of 2012 due to excess inventory at our customers but demand is expected to strengthen for this product in the second half of 2012.

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

We then drill the resulting boules into cylindrical cores using our custom high-precision crystal orientation equipment and proprietary processes. We use wire saws to slice each core into wafers of precise size and shape. These wafers are then pre-polished using precision lapping and edge-grinding equipment and then are ready to be polished into epitaxial wafers. All of these processes are performed in clean environments to reduce the chance of crystal contamination. Epi-polishing and wafer cleaning are performed in Class 10,000 and Class 100 clean-room environments, respectively.

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

A key component of our marketing strategy is developing and maintaining strong relationships with our customers, especially at the senior management level. We achieve this through working closely with our customers to optimize our products for their production processes. In addition, we are able to develop long-term relationships with key customers by offering product specification assistance, providing direct access to enable them to evaluate and audit our operations, delivering high quality products and providing superior customer service. We believe that maintaining close relationships with senior management and providing technical support improves customer satisfaction and provides us with a competitive advantage when selling our products.

In order to increase brand recognition of our products and of Rubicon in general, we publish technical articles, advertise in trade journals, distribute promotional materials and participate in industry trade shows and conferences.

CUSTOMERS

Our principal customers are wafer polishing companies and semiconductor device manufacturers. A significant portion of our sales have been to relatively few customers. In 2011, 2010 and 2009, our top three customers accounted for approximately 69%, 46% and 48% of our revenue, respectively. Although we are attempting to diversify and expand our customer base, we expect our sales to continue to be concentrated among a small number of customers. However, we also expect that our significant customers may change from time to time. In 2011, sales to LG Innotek, Tera Xtal Technology Corp., and Crystalwise Technology represented approximately 38%, 19% and 12% of our revenues, respectively. In 2010, sales to LG Innotek, Tera Xtal Technology Corp., and Iljin Display Co, Ltd. represented approximately 17%, 15% and 14% of our revenues, respectively. In 2009, sales to Crystalwise, Tera Xtal Technology Corp., and Iljin Display Co, Ltd. represented approximately 20%, 17% and 11% of our revenues, respectively. No other customer accounted for 10% or more of our revenues during those periods.

In 2011, 87% of our sales were made to customers in Asia, 9% of our sales were made to customers in North America and 4% of our sales were made to customers in Europe. In 2010, 90% of our sales were made to customers in Asia, 8% of our sales were made to customers in North America and 2% of our sales were made to customers in Europe. In 2009, 72% of our sales were made to customers in Asia, 25% of our sales were made to customers in North America and 3% of sales were made to customers in Europe. Our customer supply agreements tend to be for short periods of time, typically 90 days. Therefore, fluctuations in demand could cause our quarterly revenue to vary significantly. Our standard arrangement with most customers includes payment terms.

INTELLECTUAL PROPERTY

Our ability to compete successfully depends upon our ability to protect our proprietary technologies and other confidential information. We rely primarily upon a combination of trade secret laws and non-disclosure agreements with employees, customers and potential customers to protect our intellectual property. We have three pending patent applications with the U.S. Patent and Trademark Office covering aspects of our core production, wafer grinding and lapping technologies. However, we believe that factors such as the technological and innovative abilities of our personnel, the success of our ongoing product development efforts and our efforts to maintain trade secret protection are more important than patents in maintaining our competitive position. We pursue the registration of certain of our trademarks in the U.S. and currently have five registered trademarks.

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

We have several competitors that compete directly with us. These companies tend to focus on providing core and as-cut products rather than offering polished products. There are a limited number of companies that are substantially larger than us that compete with us in a relatively small segment of their overall business. These larger companies tend to focus on providing polished products to customers rather than providing core, as-cut and as-ground products.

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

EMPLOYEES

As of December 31, 2011, we had 376 full-time employees, of which 349 work in technology and operations. None of our employees are represented by a labor union. We consider our employee relations to be good.

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

You should carefully read the risk factors set forth below, together with the financial statements, related notes and other information contained in this Annual Report on Form 10-K. Our business is subject to a number of important risks and uncertainties, some of which are described below. The risks described below, however, are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also impair our business operations. Any of these risks may have a material adverse effect on our business, financial condition, results of operations and cash flows. Please refer to the discussion of “forward-looking” statements on page one of this Annual Report of Form 10-K in connection with your consideration of the risk factors and other important factors that may affect future results described below.

Our results of operations, financial condition and business will be harmed if we are unable to effectively match our capacity with customer demand.

The global economic crisis resulted in weak demand for LED and SoS products in late 2008 and most of 2009, causing a significant reduction in orders for our sapphire substrates. As a result, our manufacturing facilities were underutilized, which negatively impacted our gross margins and overall business. Similarly, due to weakness in the LED backlighting market in 2011, demand for our products from our LED customers declined at the end of 2011 which resulted in lower utilization of some of our manufacturing facilities. We expect this underutilization of some of our manufacturing facilities to continue into the first half of 2012. There can be no assurance that such sudden market changes will not occur again in the future adversely affecting our profitability.

We plan to continue to expand our production capacity as demand for our products strengthens. Our capacity expansion involves significant risks, including the availability of capital equipment and the timing of its installation, availability and timing of required electric power, management of expansion costs, timing of production ramp-up, qualification of our new equipment and demands on management’s time. If our business does not grow fast enough to utilize this new capacity effectively, our business and financial results could be adversely affected. Conversely, delays in expanding our manufacturing capacity could impact our ability to meet future demand for our products. As a result, we might not be able to fulfill customer orders in a timely manner, which could adversely affect our customer relationships and operating results. Moreover, our efforts to increase our production capacity may not succeed in enabling us to manufacture the required quantities of our products in a timely manner or at the gross margins that we achieved in the past. There can be no assurance that we will be able to successfully reach our production, timing and cost goals for our expansion.

The average selling prices of products in the LED supply chain have historically been volatile.

Historically, our industry has experienced volatility in product demand and pricing. Changes in average selling prices of our products as a result of competitive pricing pressures, increased sales discounts and new product introductions by our competitors could have a significant impact on our profitability. Although we attempt to optimize our product mix, introduce new products, reduce manufacturing costs and pass along certain increases in costs to our customers in order to lessen the effect of decreases in selling prices, we may not be able to successfully do so in a timely manner and our results of operations and business may be harmed. In addition, rapid changes in market conditions have at times, caused financial hardship for our customers resulting is some write-offs of our accounts receivable. While we monitor the financial health of our customers, rapid changes in market conditions may result in additional accounts receivable write-offs in the future which could affect our results of operations.

If LED lighting does not achieve greater market acceptance, or if alternative technologies are developed and gain market traction, prospects for our growth and profitability would be limited.

Our future success depends on increased market acceptance of LED lighting. Approximately 93% of our revenue during 2011 and 2010 was from sales of our products for use in the manufacture of LED products. Potential customers for LED lighting systems may be reluctant to adopt LED lighting as an alternative to traditional lighting technology because of its higher initial cost and relatively low light output per unit in comparison with the most powerful traditional lighting devices. In addition, our potential customers may have substantial investments and know-how related to their existing lighting technologies, and may perceive risks relating to the novelty, complexity, reliability, quality, usefulness and cost-effectiveness of LED products compared to other lighting sources available in the market. If acceptance of LED lighting does not increase significantly, then opportunities to increase our revenues and operate profitably would be limited.

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

Historically, we have earned, and believe that in the future we will continue to earn, a substantial portion of our revenue from a small number of customers. In 2011 and 2010, sales to our top three customers represented approximately 69% and 46% of our revenues, respectively. If we were to lose one of our major customers or have a major customer significantly reduce its volume of business with us, our revenues and profitability would be materially reduced unless we are able to replace such demand with other orders promptly. We expect to continue to be dependent on our significant customers, the number and identity of which may change from period to period.

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

In addition, courts outside the U.S. are sometimes less willing to protect trade secrets than U.S. courts. Moreover, if our competitors independently develop equivalent knowledge, methods and know-how, it will be more difficult for us to protect our intellectual property and our business could be harmed.

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

Other companies might allege that we are infringing certain of their patents or other rights. If we are unable to resolve these matters satisfactorily, or to obtain licenses on acceptable terms, we may face litigation. Any litigation to enforce patents issued to us, to protect trade secrets or know-how possessed by us or to defend us or indemnify others against claimed infringement of the rights of others could have a material adverse effect on our financial condition and operating results. Regardless of the validity or successful outcome of any such intellectual property claims, we may need to expend significant time and expense to protect our intellectual property rights or to defend against claims of infringement by third parties, which could have a material adverse effect on us. If we lose any such litigation where we are alleged to infringe the rights of others, we may be required to:

•	pay substantial damages;

•	seek licenses from others; or

•	change, or stop manufacturing or selling, some or all of our products.

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

In 2011 and 2010 revenue from international sales was approximately 91% and 92%, respectively, of our total revenue. We expect that revenue from international sales will continue to constitute a significant portion of our total revenue for the foreseeable future. Our international sales are subject to a variety of risks, including risks arising from:

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

•

sales variability as a result of transacting our foreign sales in U.S. dollars as prices for our products become less competitive in countries with currencies that are low or are declining in value against the U.S. dollar and more competitive in countries with currencies that are high or increasing in value against the U.S. dollar; and

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

We have incurred significant losses in prior periods. As of December 31, 2011, we had an accumulated deficit of $91.7 million. While we had net income of $38.1 million in 2011 and $29.1 million in 2010, we incurred a net loss of $9.6 million in 2009 and we incurred net losses in 2007 and 2006 of $2.9 million and $7.6 million, respectively. There can be no assurance that we will have sufficient revenue growth to offset expenses or to achieve profitability in future periods.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

The price of our common stock has fluctuated substantially and may continue to do so.

Our common stock has only been publicly traded since November 16, 2007, and the trading price of our common stock has fluctuated substantially. From our initial public offering through March 14, 2012, the trading price of our common stock has ranged from a low of $2.50 to a high of $35.90.

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

The concentration of our capital stock ownership with the affiliates of one of our directors will limit your ability to influence corporate matters.

One of our directors and affiliates he controls together own 23% of our outstanding capital stock and voting power. For the foreseeable future, they will have significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets. Their ownership may limit your ability to influence corporate matters and, as a result, the market price of our common stock could be adversely affected.

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

Our executive, research and development and manufacturing functions are located on properties that we lease or own. We lease properties in Franklin Park, Illinois and Bensenville, Illinois. These facilities total approximately 102,600 square feet in seven buildings, which includes 30,000 square feet in our Bensenville, Illinois facility. The leases for these facilities terminate from July 2014 through August 2015. We own a 134,400 square foot facility in Batavia, Illinois. We also own a 65,000 square foot facility in Penang, Malaysia, which processes sapphire grown by us in our Illinois facilities into finished cores and wafers.

ITEM 3.	LEGAL PROCEEDINGS

From time to time we may be named in claims arising in the ordinary course of business. Currently, there are no legal proceedings or claims pending against us or involving us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business or financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

Our common stock began trading on the NASDAQ Global Market under the symbol “RBCN” on November 16, 2007. The following table sets forth the high and low sales prices for our common stock as reported on the NASDAQ Global Market for the periods indicated:

	High	Low
Fiscal year ended December 31, 2010
First Quarter	$22.50	$14.50
Second Quarter	$34.19	$20.17
Third Quarter	$35.90	$19.51
Fourth Quarter	$26.60	$18.05

	High	Low
Fiscal year ended December 31, 2011
First Quarter	$27.68	$17.83
Second Quarter	$28.97	$16.15
Third Quarter	$17.57	$10.66
Fourth Quarter	$12.82	$8.23

Holders.

As of March 9, 2012, our common stock was held by approximately 27 stockholders of record and there were 22,532,224 shares of our common stock outstanding.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain future earnings to finance the growth and development of our business, and we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock during the period from November 16, 2007 (the first trading day following our initial public offering) through December 31, 2011, with the cumulative total returns of the NASDAQ Composite Index and the RDG Technology Composite Index. The graph assumes that the value of the investment in our common stock and in each of the indices (including reinvestment of dividends) was $100 on November 16, 2007.

	11/16/07	12/31/07	3/31/08	6/30/08	9/30/08	12/31/08	3/31/09	6/30/09	9/30/09	12/31/09	3/31/10	6/30/10	9/31/10	12/31/10	3/31/11	6/30/11	9/30/11	12/31/11
Rubicon Technology, Inc	$100.00	135.71	165.60	116.11	41.26	24.34	30.34	81.60	84.80	116.06	115.43	170.23	129.66	120.46	$158.17	96.34	62.46	53.66
NASDAQ Composite	$100.00	92.70	79.30	80.02	71.48	54.79	53.10	63.77	73.84	79.14	84.16	74.15	83.64	93.63	$98.84	98.70	85.90	93.00
RDG Technology Composite	$100.00	93.34	78.88	81.44	71.37	52.72	54.52	65.92	77.20	85.04	87.38	76.99	86.53	96.45	$100.71	99.30	88.54	96.16

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

The following table provides information about purchases made during the quarter ended December 31, 2011 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publically announced Plans or Programs	Approximate dollar value that may yet be purchased under the Plans or Programs
	(a)	(b)	(c)	(d)
October 1, 2011—October 31, 2011	40,000	$10.20	40,000	$19,110,461
November 1, 2011—November 30, 2011	60,000	$9.94	60,000	$18,514,261
December 1, 2011—December 31, 2011	—	$—	—	$—

Total	100,000	$10.04	100,000	$18,514,261

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere herein. The consolidated balance sheet data as of December 31, 2011 and 2010 and the consolidated statements of operations data for the years ended December 31, 2011, 2010 and 2009 are derived from our audited consolidated financial statements included elsewhere herein, which have been prepared in accordance with generally accepted accounting principles in the U.S.. The consolidated balance sheet data as of December 31, 2009, 2008 and 2007 and the consolidated statements of operations data for the years ended December 31, 2008 and 2007 have been derived from our audited consolidated financial statements, which are not included in this Form 10-K.

SELECTED CONSOLIDATED FINANCIAL DATA

	Year ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, other than share and per share data)
Consolidated statements of operations data:
Revenue	$134,000	$77,362	$19,808	$37,838	$34,110
Cost of goods sold	64,365	36,205	23,427	25,746	22,045

Gross profit (loss)	69,635	41,157	(3,619)	12,092	12,065
Operating expenses:
General and administrative	11,336	9,883	4,811	6,691	6,157
Sales and marketing	1,658	1,267	1,137	968	675
Research and development	1,806	1,079	801	862	769
Loss on disposal of assets	84	234	—	1,215	139

Total operating expenses	14,884	12,463	6,749	9,736	7,740

Income (loss) from operations	54,751	28,694	(10,368)	2,356	4,325
Other income (expense), net	(118)	346	738	2,003	(7,104)

Income (loss) before income taxes	54,633	29,040	(9,630)	4,359	(2,779)
Income tax benefit (expense)	(16,574)	71	—	(4)	(75)

Net income (loss)	38,059	29,111	(9,630)	4,355	(2,854)
Dividends on preferred stock	—	—	—	—	(5,625)
Accretion of redeemable preferred stock	—	—	—	—	(59,934)

Net income (loss) attributable to common stockholders	$38,059	$29,111	$(9,630)	$4,355	$(68,413)

Net income (loss) per common share attributable to common stockholders
Basic	$1.67	$1.34	$(0.48)	$0.21	$(27.22)
Diluted	$1.61	$1.28	$(0.48)	$0.19	$(27.22)

Shares used in computing net income (loss) per common share attributable to common stockholders
Basic	22,852,205	21,726,090	20,117,543	20,892,040	2,513,487
Diluted	23,596,162	22,790,896	20,117,543	21,920,861	2,513,487

	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$4,290	$16,073	$3,860	$7,629	$4,380
Working capital	119,056	106,524	55,121	55.725	75,538
Total assets	259,952	206,742	101,186	112,345	111,411
Total stockholders’ equity	228,231	192,094	97,440	108,393	105,682

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are a vertically-integrated manufacturer of high-quality sapphire substrates and optical windows that are used in a variety of high-growth, high-volume end-market applications. Our largest product line is two inch to six inch sapphire cores and wafers for use in LEDs and blue laser diodes for solid state lighting and electronic applications. For the LED market we sell two inch to four inch material primarily in core form and six and eight inch material primarily in polished wafer form. Eight inch wafers are sold primarily for research and development efforts at this time. In addition, we sell six inch sapphire wafers that are used for Silicon-on-Sapphire (“SoS”) RFICs, as well as products for military, aerospace, sensor and other applications. We have extended our technology, which gives us the ability to produce cores and wafers of up to twelve inches in diameter to support next-generation LED and SoS RFIC production. We have also developed the ability to produce large diameter circular and rectangular sapphire windows for use in various optical window applications.

Our revenue consists of sales of sapphire materials sold in core, as-cut, as-ground and polished wafer forms in two, three, four, six and eight inch diameters as well as optical materials sold as blanks or polished windows. Products are made to varying specifications, such as crystal planar orientations and thicknesses.

We sell our products on a global basis. The Asian, North American and European markets accounted for 87%, 9% and 4%, respectively, of our revenue for the year ended December 31, 2011, 90%, 8% and 2%, respectively, of our revenue for the year ended December 31, 2010, and 72%, 25% and 3%, respectively, of our revenue for the year ended December 31, 2009. Demand from the LED market was very strong starting in 2010 continuing through mid-year 2011, particularly in Asia where there is a high concentration of customers that participate in the LED market. Demand for our products from the LED market slowed in the second half of 2011 due to a build-up of inventory in the LED supply chain. Strong growth is expected to resume by the second half of 2012 as customer inventories return to normal levels and LED applications continue to gain market share.

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

We manage direct sales primarily from our Bensenville, Illinois offices. Substantially all of our revenue is generated by our direct sales force and we expect this to continue in the future.

We manufacture and ship our products from our facilities in the Chicago metropolitan area and from our facility in Penang, Malaysia. We have approximately 102,600 square feet of manufacturing and office space in Franklin Park and Bensenville, Illinois. In 2010, we completed construction of a 65,000 square foot facility in Penang, Malaysia, which is processing sapphire grown by us in our Illinois facilities into finished cores and wafers. Our Malaysia facility currently finishes essentially all cores and is now producing production volumes of six inch polished wafers. During 2011, this facility was qualified by multiple customers and was awarded an ISO 9001 certification. We also acquired in April 2010 a 134,400 square foot building in Batavia, Illinois to expand our crystal growth operations. This facility began operations in the fourth quarter of 2010 and additional capacity became available during the year ended December 31, 2011.

Financial operations

Revenue. Our revenue consists of sales of sapphire materials sold in core, as-cut, as-ground and polished forms in two, three, four, six and eight inch diameters as well as optical materials sold as blanks or polished windows. Products are made to varying specifications, such as crystal planar orientations and thicknesses. We have focused on increasing sales of larger diameter substrates, which we define as three inch or greater in diameter, as they generally yield higher gross margins. Sales increased significantly across most product lines and diameters for the year ended December 31, 2010, as demand for our products increased due to improved market and pricing environment. For the year ended December 31, 2011, we experienced a significant increase in revenue in large diameter polished product lines due to increased demand for our polished products and higher revenue from our core products due to increased pricing.

Historically, a significant portion of our revenue has been derived from sales to relatively few customers. For the years ended December 31, 2011, 2010 and 2009 our top three customers accounted for approximately 69%, 46% and 47% of our revenue, respectively. Other than as discussed above, none of our customers accounted for more than 10% of our revenue for such periods. Although we are attempting to diversify and expand our customer base, we expect our revenue to continue to be concentrated among a small number of customers. We expect that our significant customers may change from period to period.

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

Cost of goods sold. Our cost of goods sold consists primarily of manufacturing materials, labor, manufacturing-related overhead such as utilities, depreciation and rent, provisions for excess and obsolete inventory reserves, freight and warranties. We manufacture our products at our Illinois and Malaysia manufacturing facilities based on customer orders. We purchase materials and supplies to support such demand. We are subject to variations in the cost of raw materials and consumables from period to period because we do not have long-term fixed-price agreements with most of our suppliers. For the years ended December 31, 2011, 2010, and 2009, utility costs represented approximately 11%, 13% and 12% of our cost of goods sold, respectively. We mitigate the potential impact of fluctuations in energy costs by entering into long term purchase agreements. Once our current agreements expire, if electricity prices increase significantly, we may not be able to pass these price increases through to our customers on a timely basis, if at all, which could adversely affect our gross margins and results of operations.

Gross profit. Our gross profit has been and will continue to be affected by a variety of factors, including average sales prices of our products, product mix, our ability to reduce manufacturing costs and fluctuations in the cost of electricity, raw materials and other supplies.

General and administrative expenses. General and administrative expenses (“G&A”) consist primarily of salaries and associated costs for employees in finance, human resources, information technology and administrative activities, as well as charges for outside accounting, legal, insurance fees and stock-based compensation.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries and associated costs for employees engaged in sales activities, product samples, charges for participation in trade shows and travel.

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

Provision for income tax. We account for income taxes under the asset and liability method whereby the expected future tax consequences of temporary differences between the book value and the tax basis of assets and liabilities are recognized as deferred tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to be recognized. We have updated our analysis of ownership changes that limit the utilization of the NOLs. This analysis shows an ownership change, but we believe that we are not restricted in our ability to use the full amount of the NOLs. A full valuation allowance was provided and no tax benefit was recorded until we could conclude that it is more likely than not that our deferred tax assets will be realized. During the twelve months ended December 31, 2011, we concluded that based on the current level of sustainable profitability that generates taxable income, it is more likely than not that our deferred tax assets will be realizable. We recognized a tax benefit of $3.3 million to record current and long-term deferred tax assets during the twelve months ended December 31, 2011. With the release of the valuation allowance, we began recording federal and certain state and non-U.S. income taxes attributable to the fiscal year’s pre-tax income. The reversal of the valuation allowance favorably impacts our effective tax rate in 2011. The Illinois State Legislature has suspended the use of NOLs for taxable years ending after December 31, 2010 and before December 31, 2014 and has increased the corporate income tax rate which unfavorably impacts our effective tax rate. Our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated. Our effective tax rate could also fluctuate due to changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, or accounting principles, as well as certain discrete items.

Stock-based compensation. The majority of our stock-based compensation relates primarily to administrative personnel and is accounted for as a general and administrative expense. For the years ended December 31, 2011, 2010 and 2009, our stock-based compensation expense was $2.5 million, $2.3 million and $937,000, respectively.

RESULTS OF OPERATIONS

The following table sets forth our statements of operations for the periods indicated:

	Year ended December 31,
	2011	2010	2009
	(in millions)
Revenue	$134.0	$77.4	$19.8
Cost of goods sold	64.4	36.2	23.4

Gross profit (loss)	69.6	41.2	(3.6)

Operating expenses:
General and administrative	11.3	9.9	4.8
Sales and marketing	1.7	1.3	1.1
Research and development	1.8	1.1	0.8
Loss on disposal of assets	0.1	0.2	—

Total operating expenses	14.9	12.5	6.7

Income (loss) from operations	54.7	28.7	(10.3)
Other income (expense)	(0.1)	0.3	0.7

Income (loss) before income taxes	54.6	29.0	(9.6)
Income tax (expense) benefit	(16.5)	0.1	—

Net income (loss)	$38.1	$29.1	$(9.6)

The following table sets forth our statements of operations as a percentage of revenue for the periods indicated:

	Year ended December 31,
	2011	2010	2009
	(percentage of total)
Revenue	100%	100%	100%
Cost of goods sold	48	47	118

Gross profit (loss)	52	53	(18)

Operating expenses:
General and administrative	8	13	25
Sales and marketing	1	2	5
Research and development	2	1	4
Loss on disposal of assets	—	—	—

Total operating expenses	11	16	34

Income (loss) from operations	41	37	(52)
Other income (expense)	—	1	4

Income (loss) before income taxes	41	38	(48)
Income tax (expense) benefit	(13)	—	—

Net income (loss)	28%	38%	(48)%

Comparison of years ended December 31, 2011 and 2010

Revenue. Revenue was $134.0 million for the year ended December 31, 2011 and $77.4 million for the year ended December 31, 2010, an increase of $56.6 million. We experienced a significant increase in revenue across most product lines and diameters due to increased demand for our products which led to a large price increase in the first half of 2011. We directed most of our additional crystal growth production capacity to support the growing demand for six inch polished wafers. As a result, we increased our sales of polished wafers by $45.7 million primarily on higher volume of $55.1 million partially offset by lower pricing of $9.4 million, as demand for these products increased in both the LED and SoS RFIC markets. Revenue from the sale of core products for the year ended December 31, 2011 increased by $8.0 million, of which $23.0 million is due to an increase in pricing partially offset by a decrease of $15.0 million due to lower volume. We also had higher revenue of $3.1 million from optical products due to increased sales of sapphire for sensor and instrumentation applications.

During the second half of 2011, demand from the LED market weakened due to excess inventory in the supply chain. As a result, prices for our products declined. We expect the demand for our core products to improve beginning in the first quarter of 2012 as customers for core products have reduced their inventory levels close to normal levels. However, pricing will likely initially remain low early in the recovery. While demand for large diameter polished wafers was strong throughout 2011, the prolonged weakness in the LED market impacted pricing for this product in the fourth quarter as customers for this product accumulated excess inventory as well. We expect orders for LED polished wafers to be lower in the first half of 2012 and improve in the second half of 2012. Our price for large diameter polished wafers will likely be lower in 2012 due to the expected weaker demand in the first half of the year and the need to encourage greater adoption of the larger diameter platform among LED chip manufacturers. We expect orders for polished wafers to the SoS market to increase as that technology continues to gain market share, however, this is a smaller market than the LED market.

Gross profit. Gross profit was $69.6 million for the year ended December 31, 2011 and $41.2 million for the year ended December 31, 2010, an increase of $28.4 million. The increase in gross profit is primarily attributable to higher revenue due to increased core pricing in the first half of 2011 and higher volume sales of polished wafers. We believe the softening in core and polished wafer prices and volumes will lower our first quarter 2012 gross profit.

General and administrative expenses. G&A expenses were $11.3 million for the year ended December 31, 2011 and $9.9 million for the year ended December 31, 2010, an increase of $1.4 million. Our bad debt expense increased by $1.7 million as we made accommodations to certain key customers of our small diameter cores by agreeing to write-off a portion of their accounts receivable balances. Also, investor relations expense increased $728,000, primarily due to increased outside support services and investor relations consulting, audit fees increased $84,000; tax consulting expense increased $102,000 and executive travel expenses increased $111,000, primarily due to increased frequency in travel outside the U.S. G&A expenses for the Malaysia facility were also $202,000 higher as the facility began to incur G&A expenses starting in the third quarter of 2010. The G&A increases noted above were partially offset by a decrease of employee compensation costs of $1.8 million, resulting from a lower performance based bonus of $2.1 million, offset by an increase of $143,000 from annual salary increases and expenses associated with issuance and exercise of employee stock options and $158,000 of recruiting expenses.

Sales and marketing expenses. Sales and marketing expenses were $1.7 million for the year ended December 31, 2011 and $1.3 million for the year ended December 31, 2010, an increase of $391,000. The increase in sales and marketing expenses is attributable to additional employee compensation costs primarily due to annual salary increases, employee stock options expense and additional sales hires to support expansion as well as increased travel expense.

Research and development expenses. R&D expenses were $1.8 million for the year ended December 31, 2011 and $1.1 million for the year ended December 31, 2010, an increase of $727,000. The increase is attributable to higher employee compensation costs of $246,000 and an increase in spending on research projects of $458,000.

Other income (expense). Other expense was $118,000 for the year ended December 31, 2011 and other income $346,000 for the year ended December 31, 2010, a decrease in other income of $464,000. The decrease was primarily due to a $106,000 decrease in interest income on lower investment balances as well as a $350,000 realized loss on foreign currency translation.

Income tax expenses. Income tax expenses were $16.5 million for the year ended December 31, 2011, as our effective tax rate was 30.3% for the year. Due to our tax net operating loss position, there were no income taxes for the year ended December 31, 2010. During the year ended December 31, 2011, management concluded that based on the current level of sustainable profitability that generates taxable income, that it is more likely than not that our deferred tax assets will be realizable. With the release of the valuation allowance, we began recording federal and certain state and non-U.S. income taxes attributable to the fiscal year’s pre-tax income at the statutory rates adjusted for various tax benefits that lower the rate. To the extent pretax income varies from estimates made at the end of an interim period, the actual tax provision recognized in 2012 could be different than the amount used for the 2011 tax provision. Based on our current estimated pretax income, we expect our 2012 full year tax rate to be between 30.0% and 35.0%.

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

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations using a combination of issuances of common stock and cash generated from our operations.

As of December 31, 2011, we had cash and short term investments totaling $54.8 million, including cash of $3.5 million held in deposits at major banks, $839,000 invested in money market funds and short term investments in commercial paper, corporate bonds, and U.S. treasury securities of $50.5 million. Our long term investment consists of a $2.0 million investment in Peregrine Semiconductor, Corp. (one of our customers) Series D1 preferred stock. In February 2008, we began experiencing failed auctions of our entire auction-rate securities portfolio, resulting in our inability to sell these securities in the short term. We held put options associated with an agreement with UBS, AG related to all of our auction-rate securities purchased through them. We had the option to sell these securities to UBS, AG at par value from June 30, 2010 through July 2, 2012. We exercised these put options on June 30, 2010 with settlement on July 1, 2010 for a payment equal to full par value of the auction-rate securities.

Our right to sell the auction-rate securities to UBS, AG commencing on June 30, 2010, represented put options for a payment equal to the par value of the auction-rate securities. During the years ended December 31, 2010 and 2009, we recorded a realized loss of ($55,000) and ($460,000), respectively, representing the changes in fair value of the put options. We also recorded during the years ended December 31, 2010 and 2009, a realized gain of $63,000 and $507,000, respectively, representing the changes in fair value of the auction-rate securities. Both the gain and loss from recording the change in fair value of the put options and auction-rate securities were recorded in gain (loss) on investments in our consolidated statements of operations. Our investment policy no longer allows auction-rate securities as an approved investment.

Cash flows from operating activities

	Year ended December 31,
	2011	2010	2009
	(in thousands)
Net income (loss)	$38.1	$29.1	$(9.6)
Non-cash items:
Depreciation and amortization	9.7	6.0	5.3
Stock based compensation and other, net	2.5	2.5	0.9
Deferred taxes	13.5	—	—
Excess tax benefits from stock based compensation	(1.4)	—	—

Total non-cash items:	24.3	8.5	6.2

Working capital:
Accounts receivable	(14.0)	(13.7)	(2.4)
Accounts payable	3.7	7.1	(0.5)
Other accruals	(1.6)	3.6	0.2
Inventories	(12.0)	(4.4)	1.3
Prepaid expenses and other assets	(13.9)	(6.1)	1.5

Total working capital items:	(37.8)	(13.5)	0.1

Net cash provided by (used in) operating activities	$24.6	$24.1	$(3.3)

Cash provided by operating activities was $24.6 million for the year ended December 31, 2011. During such period, we generated net income of $38.1 million, which included non-cash charges of $24.3 million, including depreciation expense of $9.7 million and stock-based compensation expense of $2.5 million. We also incurred a non-cash expense of $13.5 from deferred taxes partially offset by a $1.4 million tax benefit related to stock based compensation. Cash from net working capital decreased $37.8 million, which was comprised of an increase in accounts receivable of $14.0 million due to timing of collections, a decrease in other accruals of $1.6 million consisting primarily of a decrease in deposits of $1.1 million from customer prepayments, an increase in prepaid expenses and other current assets of $13.9 million due to an increase in purchases of furnace construction and replacement parts for both the Illinois and Malaysia facilities, an increase in inventory of $12.0 million, which was attributed to an increase in raw materials inventory as we continued to grow our safety stock, as well as an increase in work-in-progress and finished goods inventory due to lower demand of the two and four inch core products in the fourth quarter. This was offset by an increase in accounts payable of $3.7 million due to timing of payments.

Cash provided by operating activities was $24.1 million for the year ended December 31, 2010. During such period, we generated net income of $29.1 million, which included non-cash charges of $8.5 million, including depreciation expense of $6.0 million and stock-based compensation expense of $2.3 million. Cash from net working capital decreased $13.5 million, which was comprised of an increase in accounts receivable of $13.7 million due to higher sales and volumes, an increase in accounts payable of $7.1 million due to increased manufacturing production and timing of payments, an increase in other accruals of $3.6 million consisting primarily of an increase in deposits of $1.1 million from customer prepayments, and an increase in accrued payroll of $2.0 million from increased headcount and bonus accrual. There was also an increase in prepaid expenses and other assets of $6.1 million due to an increase in purchases of furnace construction and replacement parts for both the Illinois and Malaysia facilities, and an increase in inventory of $4.4 million, of which $1.7 million was attributed to an increase in the stock of raw material.

Cash used in operating activities was $3.3 million for the year ended December 31, 2009. During such period, we generated a net loss of $9.6 million, which included non-cash charges of $6.2 million, including depreciation expense of $5.3 million and stock-based compensation expense of $937,000. During such period, cash from net working capital increased by $106,000 which was composed of an increase in accounts receivable of $2.4 million due to higher sales in the fourth quarter, an increase of accrued other liabilities of $463,000 primarily due to the amount owed on land purchased in Malaysia, a decrease in inventory of $1.3 million due to sales product mix requirements, a decrease in spare parts of $1.4 million due to the increased usage of furnace material inventory, a decrease in accounts payable of $445,000 due to timing of ordering and payments and a decrease in accrued payroll of $162,000 attributable to the decrease in performance based bonus expenses offset by the increase in headcount.

Cash flows used in investing activities

Net cash provided by (used in) investing activities was ($32.7) million, ($74.7) million and $1.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. In 2011, we used approximately $43.7 million on expansion activities, including building and equipment for our crystal growth facility in Batavia, Illinois, and continued equipment installation at our post crystal growth facility in Penang, Malaysia. We also spent approximately $4.3 million on upgrading machinery and equipment to increase capacity in other areas. This was partially offset by sales of investments of $25.0 million used to fund operations, capital spending and to repurchase some of our capital stock. We purchased additional investments of $9.4 million using investment earnings proceeds. In 2010, we used approximately $47.6 million on expansion, including building and equipment for our new crystal growth facility in Batavia, Illinois, and on building and equipping of our new post crystal growth facility in Malaysia. We used proceeds from our common stock offering completed on June 21, 2010 of approximately $55.4 million to purchase investment securities. This was partially offset by sales of investments of $30.0 million which were used to fund operations and capital spending. In 2009, we used approximately $3.8 million to purchase components to construct additional crystal growth furnaces, approximately $645,000 to expand and upgrade our Bensenville, Illinois facility and $354,000 for other upgrades in our fabrication, slicing, and polishing operations. We also used $681,000 to purchase land in Malaysia to continue to expand our capacity. We purchased additional investments of $693,000 using investment earnings proceeds. This was offset by proceeds from sales of investments of $7.9 million.

We are continuing to equip our crystal growth facility in Illinois and post crystal growth facility in Malaysia, however, they are now near completion. We anticipate starting construction on our next crystal growth facility in the U.S. in 2012. It is difficult to predict the timing of capital expenditures on these projects, but we anticipate spending an additional $30 to $40 million on capital expenditures in 2012, the exact amount of which is dependent on when we begin construction of our new crystal growth facility.

Cash flows from financing activities

Net cash provided by (used in) financing activities was ($4.0) million, $62.8 million and ($2.2) million for the years ended December 31, 2011, 2010 and 2009, respectively. Net cash used in financing activities for 2011 reflects stock repurchases of $6.5 million, partially offset by excess tax benefits related to stock based compensation of $1.4 million and proceeds from the exercise of options of $742,000. Net cash provided by financing activities for 2010 reflects $61.7 million in net proceeds from the common stock offering completed June 21, 2010, as well as proceeds from the exercise of stock options of $1.6 million partially offset by an increase in restricted cash of $525,000. Net cash used in financing activities for 2009 reflects stock repurchases of $2.6 million, partially offset by the proceeds from the exercise of stock options of $420,000.

Future liquidity requirements

We believe that our existing cash, cash equivalents, investments and anticipated cash flows from operating activities will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our cash needs include cash required to fund our operations, and the capital needed to fund our planned expansions in the U.S. and Asia. If the assumptions underlying our business plan regarding future revenues and expenses change, or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or convertible debt securities. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we obtain debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. If we are unable to obtain financing on terms favorable to us, we may be unable to successfully execute our business plan.

Contractual obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments at December 31, 2011. Changes in our business needs as well as actions by third parties and other factors may cause these estimates to change. Because these estimates are complex and necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table sets forth information relating to our contractual obligations at December 31, 2011:

		Payments due in
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Operating lease obligations	$3.5	$1.2	$2.3	$—	$—
Purchase order obligations	6.4	6.4	—	—	—
Building construction obligations	0.2	0.2	—	—	—

Total contractual obligations	$10.1	$7.8	$2.3	$—	$—

OFF-BALANCE SHEET ARRANGEMENTS

During 2011, 2011 and 2010, we did not engage in any off-balance sheet arrangements. We do not have any interest in entities referred to as variable interest entities, which includes special purpose entities and other structured finance entities.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the risk of loss related to changes in market prices, including interest rates, of financial instruments that may adversely impact our financial position, results of operations or cash flows.

Foreign currency exchange risk. As a result of our global operations, we are exposed to changes in foreign currency exchange rates which may adversely affect our results and financial position. Primary exposures are related to the U.S. Dollar versus the Malaysian Ringgit. To date, substantially all of our international sales have been transacted in U.S. dollars. While we continue to monitor this exchange risk, we are not currently entered into any foreign currency hedging transactions.

Interest rate risk. We do not have any long-term borrowings. Our investments consist of cash, cash equivalents, commercial paper, corporate bonds, and U.S. treasury securities. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires us to make estimates, assumptions and judgments that affect the amounts reported in our financial statements and the accompanying notes. We base our estimates on historical experience and various other assumptions that we believe to be reasonable. Although these estimates are based on our present best knowledge of the future impact on the company of current events and actions, actual results may differ from these estimates, assumptions and judgments.

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

Foreign currency translation and transactions. Rubicon Worldwide LLC’s assets and liabilities are translated into U.S. dollars at exchange rates existing at the respective balance sheet dates and capital accounts at historical exchange rates. The results of operations are translated into U.S. dollars at the average exchange rates during the respective period. Translation adjustments resulting from fluctuations in exchange rates for Rubicon Worldwide LLC are recorded as a separate component of accumulated other comprehensive income (loss) within stockholders’ equity.

We have determined that the functional currency of Rubicon Sapphire Technology (Malaysia) SDN BHD is the U.S. dollar. Rubicon Sapphire Technology (Malaysia) SDN BHD’s assets and liabilities are translated into U.S. dollars using the remeasurement method. Non-monetary assets are translated at historical exchange rates and monetary assets are translated at exchange rates existing at the respective balance sheet dates. Translation adjustments for Rubicon Sapphire Technology (Malaysia) SDN BHD are included in determining net income (loss) for the period. The results of operations are translated into U.S. dollars at the average exchange rates during the respective period. We record these gains and losses in other income (expense).

Foreign currency transaction gains and losses are generated from the effects of exchange rate changes on transactions denominated in a currency other than our functional currency, which is the U.S. dollar. Gains and losses on foreign currency transactions are generally required to be recognized in the determination of net income (loss) for the period. We record these gains and losses in other income (expense).

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

Inventory. We value our inventory at the lower of cost or market. Market is determined based on net realizable value. Costs for raw materials, work in process and finished goods are based on actual costs on a first-in, first-out basis. We establish inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based on customer required specifications. We evaluate the ability to realize the value of our inventory based on a combination of factors, including forecasted sales, estimated current and future market value and changes in customers’ product specifications. Our method of estimating excess and obsolete inventory has remained consistent for all periods presented. However, if our recognition of excess or obsolete inventory is, or if our estimates of our inventory’s potential utility become, less favorable than currently expected, additional inventory reserves may be required. We determine our normal operating capacity and record as expense costs attributable to lower utilization of equipment and staff. During the beginning of 2010 and for all of 2009, we determined we were not operating at capacity and recorded as expense costs associated with lower utilization of equipment and staff of $462,000 and $5.6 million, respectively. With the lower demand, we believe that it is likely that adjustments for lower utilization of equipment and staff will occur in the first half of 2012.

We value our other inventory supplies at cost, based on the purchase prices on a first- in, first out-basis. Other inventory supplies include consumable items used in the manufacturing process as well as repair and maintenance items for our machinery and equipment.

Investments. We invest available cash primarily in investment grade commercial paper, corporate notes and government securities. Investments classified as available-for-sale securities are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Investments in trading securities are reported at fair value, with both realized and unrealized gains and losses recorded in other income (expense), in the consolidated statements of operations. Investments in which we have the ability and intent, if necessary, to liquidate in order to support our current operations are classified as short-term. Our long-term investments at December 31, 2011 consist of a $2.0 million investment in Peregrine Semiconductor, Corp. (a customer) Series D-1 Preferred shares.

We review our available-for-sale securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When we conclude that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the consolidated statement of operations. As of December 31, 2011, no impairment was recorded.

In October 2008, we entered into an agreement that provided us with the right, but not the obligation, to sell all our auction-rate securities to UBS, AG for par value during the period from June 30, 2010 to July 2, 2012 (the “ARS Put Options”). The ARS Put Options provided us with the opportunity to recover the estimated unrealized loss on our ARS investments. We recorded the fair value of the ARS Put Options upon receipt. We exercised these put options on June 30, 2010 with a settlement date of July 1, 2010. At December 31, 2011 we have no auction rate securities or put options in our investment portfolio. We valued the auction-rate securities and ARS Put Options using a discounted cash flow model that weighs various factors including interest rates and expected holding period. Unrealized gains and losses related to the ARS Put Options were recognized in earnings. Our investment policy no longer allows auction-rate securities as an approved investment.

Allowance for doubtful accounts. We estimate the allowance for doubtful accounts based on an assessment of the collectability of specific customer accounts. The determination of risk for collection is assessed on a customer-by-customer basis considering our historical experience and future orders with the customer, changes in payment patterns, and recent information we have about the current status of our accounts receivable balances. If we determine that a specific customer is a risk for collection, we provide a specific allowance for credit losses to reduce the net recognized receivable to the amount we reasonably believe will be collected. If a receivable is deemed uncollectible, and the account balance differs from the allowance provided, the specific amount is written off to bad debt expense. We believe that based on the customers to whom we sell and the nature of our agreements with them, our estimates are reasonable. Our method of estimating collectability has remained consistent for all periods presented and with past collections experience.

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

The expected term represents the weighted-average period that our stock options are expected to be outstanding and is based upon the vesting term of our options, a review of a peer group of companies, and expected exercise behavior. Until November 2007, we were operating as a private company, and as a result, we were unable to use our actual price volatility data. Therefore, we estimate the volatility of our common stock based on volatility of similar entities over the expected term of our stock options. We base the risk-free interest rate that we use in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and, therefore, use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The current forfeiture rate of 24.53% was based on our past history of pre-vesting forfeitures and the forfeiture rate has remained constant.

We allocate stock based compensation costs using a straight-line method which amortizes the fair value of each option on a straight-line basis over the service period. Based on the variables affecting the valuation of our common stock and the method used for allocating compensation costs, we recognized $2.5 million in stock-based compensation expense during the year ended December 31, 2011.

All option grants made during 2011 and 2010 were granted at an exercise price per share equal to the closing market price of our common stock on the day before the date of the grant. Therefore, there is no intrinsic value because the exercise price per share of each option was equal to the fair value of the common stock on the date of grant.

Based on the fair market value of the common stock at December 31, 2011, there was no aggregate intrinsic value for options outstanding and exercisable. At December 31, 2010, the intrinsic value for the options outstanding was $14.8 million and the intrinsic value for the options exercisable was $5.5 million. For more information on stock-based compensation, see Note 7 – Stock Incentive Plans to our Consolidated Financial Statements.

Income tax valuation allowance. Evaluating the need for and amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all the positive and negative evidence available to determine whether all or some portion of the deferred tax assets will not be realized. A valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50 percent) that they will not be realized. In general, “realization” refers to the incremental benefit achieved through the reduction in future taxes payable or an increase in future taxes refundable from the deferred tax assets, assuming that the underlying deductible differences and carryforwards are the last items to enter into the determination of future taxable income. In determining our valuation allowance, we consider the source of taxable income including taxable income in prior carryback years, future reversals of existing temporary differences, the required use of tax planning strategies, and future taxable income exclusive of reversing temporary differences and carryforwards. During the year ended December 31, 2011, management concluded that based on the current level of sustainable profitability that generates taxable income, that it is more likely than not that our deferred tax assets will be realizable. With the release of the valuation allowance, federal and certain state and non-U.S. income taxes attributable to the fiscal year’s pre-tax income were provided for in the period. The reversal of the valuation allowance favorably impacted our effective tax rate.

Accounting for uncertainty in income taxes We recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. For the year ended December 31, 2011, we recorded a liability of $363,000 for uncertain tax positions. We recognize interest and/or penalties related to income tax matters in income tax expense. For the year ended December 31, 2011 we accrued $11,000 for potential penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2010 and 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance. This guidance is effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The pronouncement does not change the current option for presenting components of other comprehensive income, gross, or net of the effect of income taxes, provided that such tax effects are presented in the statement in which other comprehensive income is presented or disclosed in the notes to the financial statements. Additionally, the pronouncement does not affect the calculation or reporting of earnings per share. The pronouncement also does not change the items which must be reported in other comprehensive income, how such items are measured, or when such items must be reclassified to net income. The FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, to indefinitely defer the effective date of the requirement to reclassification adjustments from other comprehensive income (OCI) to net income by component under ASU 2011-05, Presentation of Comprehensive Income, to allow time for reconsideration of these provisions. The deferral in ASU 2011-12 does not affect the effective date of the other presentation requirements in ASU 2011-05. The amendments in ASU 2011-05 are effective for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2011 (that is, the fiscal year beginning January 1, 2012 for calendar-year entities) for public entities. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012 (that is, the fiscal year beginning January 1, 2012 for calendar-year entities) and for interim and annual periods thereafter. The amended guidance must be applied retrospectively and early adoption is permitted. The adoption of ASU 2011-05 is not expected to have a material impact on our financial condition or results of operation.

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

Management’s Evaluation of Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (together, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the year covered by this report. Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and instructions for Form 10-K, and that the information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our certifying officers concluded that these disclosure controls and procedures were effective as of December 31, 2011.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Based on its evaluation, management concluded that our internal controls over financial reporting were effective as of December 31, 2011. As required under this Item 9A, the management’s report titled “Management’s Assessment of Control Over Financial Reporting” is set forth in “Item 8 – Consolidated Financial Statements and Supplementary Data” and is incorporated herein by reference.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2011 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Information required by Items 401, 405, 407(d)(4) and 407(d)(5) of Regulation S-K will be included under the captions “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee” in our proxy statement for our 2012 annual meeting of stockholders and is incorporated by reference herein. If such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed not later than the end of such 120-day period.

We have adopted a Code of Ethics that applies to all of our employees, officers and directors. A copy of the Code of Ethics is available on our website at www.rubicon-es2.com, and any waiver from the Code of Ethics will be timely disclosed on the Company’s website as will any amendments to the Code of Ethics.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K will be included under the captions “Executive Compensation” and “Director Compensation” in our proxy statement for our 2012 annual meeting of stockholders and is incorporated by reference herein. The information required by Item 407(e)(4) and 407(e)(5) of Regulation S-K will be included under the captions “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our proxy statement for our 2012 annual meeting of stockholders and is incorporated by reference herein. If such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed not later than the end of such 120-day period.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table represents securities authorized for issuance under our 2001 Equity Plan and our 2007 Stock Incentive Plan as of December 31, 2011.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under the Equity Compensation Plans (Excluding Securities Reflected in Column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	2,093,108	$13.45	2,259,999

(1)	Approved before our initial public offering.

The information required by Item 403 of Regulation S-K will be included under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” in our proxy statement for our 2012 annual meeting of stockholders and is incorporated by reference herein. If such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed not later than the end of such 120-day period.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K will be included under the caption “Certain Relationships and Related Person Transactions” in our proxy statement for our 2012 annual meeting of stockholders and is incorporated by reference herein. The information required by Item 407(a) of Regulation S-K will be included under the caption “Director Independence” in our proxy statement for our 2012 annual meeting of stockholders and is incorporated by reference herein. If such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed not later than the end of such 120-day period.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in our proxy statement for our 2012 annual meeting of stockholders and is incorporated by reference herein. If such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed not later than the end of such 120-day period.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2012.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2012.

Signature	Title

/s/ Raja M. Parvez Raja M. Parvez	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ William F. Weissman William F. Weissman	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Don N. Aquilano Don N. Aquilano	Chairman of the Board of Directors

/s/ Donald R. Caldwell Donald R. Caldwell	Director

/s/ Michael E. Mikolajczyk Michael E. Mikolajczyk	Director

/s/ Raymond J. Spencer Raymond J. Spencer	Director

EXHIBIT INDEX

The Exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description	Incorporation by Reference
3.1	Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to Amendment No. 2, filed on November 1, 2007, to the registrant’s Registration Statement on Form S-1 (File No. 333-145880)

3.2	Amendment No. 1 to Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 29, 2011 (File No. 1-33834)

3.3	Amended and Restated Bylaws of Rubicon Technology, Inc.	Filed as Exhibit 3.2 to Amendment No. 2, filed on November 1, 2007, to the registrant’s Registration Statement on Form S-1 (File No. 333-145880)

4.1	Specimen Common Stock Certificate	Filed as Exhibit 4.1 to Amendment No. 3, filed on November 13, 2007, to the registrant’s Registration Statement on Form S-1 (File No. 333-145880)

4.2	Fourth Amended and Restated Registration Rights Agreement, dated as of November 30, 2005	Filed as Exhibit 4.2 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

4.3	Warrant to Purchase Shares of Series B preferred stock between Rubicon Technology, Inc. and GATX Ventures, Inc., dated July 10, 2002 (1)	Filed as Exhibit 4.8 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

4.4	Warrant to Purchase Shares of Series B preferred stock between Rubicon Technology, Inc. and GATX Ventures, Inc., dated July 10, 2002 (2)	Filed as Exhibit 4.9 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

4.5	Form of Investor Warrant to Purchase Shares of Series E preferred stock	Filed as Exhibit 4.14 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.1*	Rubicon Technology, Inc. 2001 Equity Plan, dated as of August 2, 2001	Filed as Exhibit 10.1 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.1(a)*	Amendment No. 1 to the Rubicon Technology, Inc. 2001 Equity Plan, dated as of November 6, 2001	Filed as Exhibit 10.1(a) to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.1(b)*	Amendment No. 2 to the Rubicon Technology, Inc. 2001 Equity Plan, dated as of May 21, 2002	Filed as Exhibit 10.1(b) to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.1(c)*	Amendment No. 3 to the Rubicon Technology, Inc. 2001 Equity Plan, dated as of May 28, 2004	Filed as Exhibit 10.1(c) to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

Exhibit No.	Description	Incorporation by Reference
10.1(d)*	Amendment No. 4 to the Rubicon Technology, Inc. 2001 Equity Plan, dated as of December 6, 2004	Filed as Exhibit 10.1(d) to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.1(e)*	Amendment No. 5 to the Rubicon Technology, Inc. 2001 Equity Plan, dated as of June 28, 2005	Filed as Exhibit 10.1(e) to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.1(f)*	Amendment No. 6 to the Rubicon Technology, Inc. 2001 Equity Plan, dated as of November 30, 2005	Filed as Exhibit 10.1(f) to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.1(g)*	Amendment No. 7 to the Rubicon Technology, Inc. 2001 Equity Plan, dated as of July 26, 2006	Filed as Exhibit 10.1(g) to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.1(h)*	Rubicon Technology, Inc. 2001 Equity Plan Form of Notice of Stock Option Grant and Stock Option Agreement	Filed as Exhibit 10.1(h) to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.2*	Rubicon Technology, Inc. 2007 Stock Incentive Plan, as amended and restated on March 23, 2011	Filed as Appendix B to the registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 29, 2011 (File No. 1-33834)

10.3*	Rubicon Technology, Inc. Management Incentive Bonus Plan, dated as of February 28, 2007	Filed as Exhibit 10.4 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.4*	Amendment No. 1 to Rubicon Technology, Inc. Management Incentive Bonus Plan, dated as of August 29, 2007	Filed as Exhibit 10.4(a) to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.5*	Executive Employment Agreement, dated as of November 17, 2005, by and between Rubicon Technology, Inc. and Raja M. Parvez	Filed as Exhibit 10.5 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.5(a)*	Amendment, dated as of July 25, 2007, to Executive Employment Agreement by and between Rubicon Technology, Inc. and Raja M. Parvez	Filed as Exhibit 10.5(a) to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.5(b)*	Executive Employment Agreement, dated as of dated January 29, 2009, by and between Rubicon Technology, Inc. and Raja M. Parvez Executive Employment Agreement	Filed as Exhibit 10.5(b) to the registrant’s Current Report on Form 8-K filed on December 3, 2009 (File No. 1-33834)

10.6*	Severance Agreement, dated as of September 8, 2005, by and between Rubicon Technology, Inc. and Hap R. Hewes	Filed as Exhibit 10.7 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.7*	Executive Employment Agreement, dated as of July 30, 2007, by and between Rubicon Technology, Inc. and William F. Weissman	Filed as Exhibit 10.8 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.8*	First Amendment to Executive Employment Agreement, dated as of January 29, 2009, by and between Rubicon Technology, Inc. and William F. Weissman	Filed as Exhibit 10.8(a) to the registrant’s Current Report on Form 8-K filed on December 3, 2009 (File No. 1-33834)

Exhibit No.	Description	Incorporation by Reference
10.9	Form of Post-IPO Change of Control Severance Agreement	Filed as Exhibit 10.10 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.10	Form of Indemnification Agreement	Filed as Exhibit 10.11 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.11	Commercial Lease, dated as of December 23, 2004, by and between Rubicon Technology, Inc. and Bartmanns, Perales & Dolter, LLC	Filed as Exhibit 10.12 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.11(a)	Amendment to Commercial Lease, dated as of May 6, 2005, by and between Rubicon Technology, Inc. and Bartmanns, Perales & Dolter, LLC	Filed as Exhibit 10.12(a) to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.13	Industrial Building Lease, dated as of July 18, 2007, by and between Rubicon Technology, Inc. and Phillip J. Latoria, Jr.	Filed as Exhibit 10.14 to the registrant’s Registration Statement on Form S-1, filed on October 11, 2007 (File No. 333-145880)

10.14	Non-Competition Agreement, dated as of April 6, 2005, by and between Rubicon Technology, Inc. and Hap Hewes	Filed as Exhibit 10.15 to Amendment No. 1, filed on October 11, 2007, to the registrant’s Registration Statement on Form S-1 (File No. 333-145880)

10.15	Agreement for Purchase and Sale of Real Estate, dated February 16, 2010, by and between Rubicon Technology, Inc. and Douglas Business Center, LLC	Filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q on May 5, 2010 (File No. 1-33834)

10.16+	Second Amendment to Supply Agreement, by and between Peregrine Semiconductor Corp. and Rubicon Technology, Inc., effective as of November 25, 2008	Filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q on November 8, 2010 (File No. 1-33834)

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

Exhibit No.	Description	Incorporation by Reference
101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 is formatted in eXtensible Business Reporting Language: (i) consolidated balance sheets as of December 31, 2011 and 2010; (ii) consolidated statements of operations for each of the three years in the period ended December 31, 2011; (iii) consolidated statements of stockholders’ equity for each of the three years in the period ended December 31, 2011; (iv) consolidated statements of cash flows for each of the three years in the period ended December 31, 2011; and (iv) notes to the consolidated financial statements.

*	Management contract or compensatory plan or arrangement of the Company.
+	Confidential treatment has been requested and granted for certain provisions of this Exhibit pursuant to Rule 24b-2 promulgated under the Exchange Act.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on management’s assessment using those criteria, as of December 31, 2011, management concluded that the Company’s internal controls over financial reporting were effective.

Grant Thornton LLP, independent registered public accounting firm, has audited the consolidated financial statements of the Company for the fiscal years ended December 31, 2011, 2010 and 2009 and the Company’s internal control over financial reporting as of December 31, 2011. Their reports are presented on the following pages.

Rubicon Technology, Inc.

March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Rubicon Technology, Inc.

We have audited Rubicon Technology, Inc.’s (a Delaware Corporation) and subsidiaries (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 15, 2012, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Chicago, Illinois

March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Rubicon Technology, Inc.

We have audited the accompanying consolidated balance sheets of Rubicon Technology, Inc. (a Delaware Corporation) and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Chicago, Illinois

March 15, 2012

Rubicon Technology, Inc.

Consolidated balance sheets

	As of December 31,
	2011	2010
	(in thousands, other than share data)
Assets
Cash and cash equivalents	$4,290	$16,073
Restricted cash	189	533
Short-term investments	50,528	66,131
Accounts receivable, net	30,655	18,046
Accounts receivable—related parties	1,989	630
Inventories	22,823	11,135
Other inventory supplies	17,613	7,821
Prepaid expenses and other current assets	4,491	803
Deferred tax assets	3,078	—

Total current assets	135,656	121,172
Property and equipment, net	120,931	82,511
Investments	2,000	2,000
Other assets	1,365	1,059

Total assets	$259,952	$206,742

Liabilities and stockholders’ equity
Accounts payable	$12,831	$9,255
Accrued payroll	1,578	2,538
Accrued and other current liabilities	1,570	1,345
Corporate income and franchise taxes	612	407
Advance payments	9	1,103

Total current liabilities	16,600	14,648
Deferred tax liability	15,121	—

Total liabilities	31,721	14,648
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 undesignated shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 45,000,000 and 85,000,000 shares authorized; 24,289,723 and 24,210,644 shares issued; 22,514,879 and 22,960,669 shares outstanding	24	23
Additional paid-in capital	332,119	327,515
Treasury stock, at cost, 1,774,844 and 1,249,975 shares	(12,148)	(5,661)
Accumulated other comprehensive loss	(50)	(10)
Accumulated deficit	(91,714)	(129,773)

Total stockholders’ equity	228,231	192,094

Total liabilities and stockholders’ equity	$259,952	$206,742

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of operations

	Year ended December 31,
	2011	2010	2009
	(in thousands, other than share and per share data)
Revenue	$134,000	$77,362	$19,808
Cost of goods sold	64,365	36,205	23,427

Gross profit (loss)	69,635	41,157	(3,619)
Operating expenses:
General and administrative	11,336	9,883	4,811
Sales and marketing	1,658	1,267	1,137
Research and development	1,806	1,079	801
Loss on disposal of assets	84	234	—

Income (loss) from operations	54,751	28,694	(10,368)

Other income (expense):
Interest income	252	358	693
Interest expense	—	—	(2)
Realized loss on foreign currency translation	(370)	(20)	—
Realized gain on investments	—	8	47

Total other (expense) income	(118)	346	738

Income (loss) before income taxes	54,633	29,040	(9,630)
Income tax (expense) benefit	(16,574)	71	—

Net income (loss)	$38,059	$29,111	$(9,630)

Net income (loss) per common share
Basic	$1.67	$1.34	$(0.48)

Diluted	$1.61	$1.28	$(0.48)

Weighted average common shares outstanding used in computing net income (loss) per common share
Basic	22,852,205	21,726,090	20,117,543
Diluted	23,596,162	22,790,896	20,117,543

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of stockholders’ equity

						Stockholders’ equity
	Common stock		Treasury Stock		Additional paid-in capital	Accum Other Comp Inc.	Accum deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
	(in thousands other than share data)
Balance at December 31, 2008	21,279,692	$21	(730,733)	$(3,084)	$260,581	$129	$(149,254)	$108,393
Exercise of stock options	150,621	—	—	—	420	—	—	420
Stock-based compensation	—	—	—	—	937	—	—	937
Unrealized loss on investments	—	—	—	—	—	(126)	—	(126)
Foreign currency translation adjustments	—	—	—	—	—	(13)	—	(13)
Net exercise of stock warrants	43,885	—	—	—	—	—	—	—
Stock issued to board of directors	8,360	—	—	—	36	—	—	36
Purchase of treasury stock, at cost	—	—	(519,242)	(2,577)	—	—	—	(2,577)
Net loss	—	—	—	—	—	—	(9,630)	(9,630)

Comprehensive loss	—	—	—	—	—	—	—	(9,769)

Balance at December 31, 2009	21,482,558	21	(1,249,975)	(5,661)	261,974	(10)	(158,884)	97,440
Exercise of stock options	532,986	—	—	—	1,640	—	—	1,640
Stock-based compensation	—	—	—	—	2,252	—	—	2,252
Proceeds from secondary public offering net of issuance costs of $4,130	2,195,100	2	—	—	61,649	—	—	61,651
Unrealized loss on investments	—	—	—	—	—	(9)	—	(9)
Foreign currency translation adjustments	—	—	—	—	—	9	—	9
Net income	—	—	—	—	—	—	29,111	29,111

Comprehensive income	—	—	—	—	—	—	—	29,111

Balance at December 31, 2010	24,210,644	23	(1,249,975)	(5,661)	327,515	(10)	(129,773)	192,094
Exercise of stock options	71,355	1	—	—	741	—	—	742
Stock-based compensation	—	—	—	—	2,297	—	—	2,297
Excess tax benefit of stock based compensation	—	—	—	—	1,404	—	—	1,404
Stock issued to board of directors	7,724	—	—	—	162	—	—	162
Purchase of treasury stock, at cost	—	—	(524,869)	(6,487)	—	—	—	(6,487)
Foreign currency translation adjustments	—	—	—	—	—	2	—	2
Unrealized loss on investments	—	—	—	—	—	(42)	—	(42)
Net income	—	—	—	—	—	—	38,059	38,059

Comprehensive income	—	—	—	—	—	—	—	38,019

Balance at December 31, 2011	24,289,723	$24	(1,774,844)	$(12,148)	$332,119	$(50)	$(91,714)	$228,231

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of cash flows

	Year ended December 31,
	2011	2010	2009
	(in thousands)
Cash flows from operating activities
Net income (loss)	$38,059	$29,111	$(9,630)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	9,724	6,066	5,342
Net loss on disposal of equipment	84	234	—
Stock-based compensation	2,297	2,252	937
Stock issued to board of directors	162	—	—
Realized gain on investments	—	(8)	(47)
Deferred taxes	13,447	—	—
Excess tax benefits from stock-based compensation	(1,404)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(13,968)	(13,709)	(2,425)
Inventories	(11,948)	(4,464)	1,285
Other inventory supplies	(9,929)	(5,646)	1,436
Prepaid expenses and other assets	(3,993)	(548)	38
Accounts payable	3,683	7,129	(445)
Accrued payroll	(951)	2,020	(162)
Corporate income and franchise taxes	212	236	(84)
Advance payments	(1,094)	1,076	—
Accrued and other current liabilities	231	310	463

Net cash provided by (used in) operating activities	24,612	24,059	(3,292)

Cash flows from investing activities
Purchases of property and equipment	(48,228)	(49,429)	(5,530)
Proceeds from disposal of assets	—	143	—
Purchase of investments	(9,439)	(55,416)	(693)
Proceeds from sale of investments	25,000	30,000	7,922

Net cash (used in) provided by investing activities	(32,667)	(74,702)	1,699

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs of $4,130	—	61,720	—
Proceeds from exercise of options	742	1,640	420
Restricted cash	344	(525)	(3)
Purchase of treasury stock	(6,487)	—	(2,577)
Excess tax benefits from stock-based compensation	1,404	—	—

Net cash (used in) provided by financing activities	(3,997)	62,835	(2,160)

Net effect of currency translation	269	21	(16)
Net (decrease) increase in cash and cash equivalents	(11,783)	12,213	(3,769)
Cash and cash equivalents, beginning of year	16,073	3,860	7,629

Cash and cash equivalents, end of year	$4,290	$16,073	$3,860

Supplemental disclosure of cash flow information
Cash paid for income taxes	$6,050	$—	$—
Supplemental disclosure of non cash items of cash flow information
Unrealized loss on investments	(42)	(9)	(126)
Deferred offering costs included in accounts payable	—	—	61
Stock-based compensation incurred for accrued director’s fees	—	—	36

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

Restricted cash

At December 31, 2011 and 2010, in connection with certain credit agreements, the Company is required to maintain $5,000 of restricted certificates of deposit. At December 31, 2011 and 2010, the Company held $1, 700 and $2, 500, respectively, of employee funds as part of a flexible spending program. At December 31, 2011 and 2010, the Company held $132,200 and $526,000, respectively, as a fixed deposit pledged to a bank as a security for a bank guarantee facility granted to the Company. At December 31, 2011, the Company also held $50,000 in escrow funds to be used for the future purchase of land in Batavia, Illinois.

Foreign currency translation and transactions

Rubicon Worldwide LLC’s assets and liabilities are translated into U.S. dollars at exchange rates existing at the respective balance sheet dates and capital accounts at historical exchange rates. The results of operations are translated into U.S. dollars at the average exchange rates during the respective period. Translation adjustments resulting from fluctuations in exchange rates for Rubicon Worldwide LLC are recorded as a separate component of accumulated other comprehensive income (loss) within stockholders’ equity.

The Company has determined that the functional currency of Rubicon Sapphire Technology (Malaysia) SDN BHD is the U.S. dollar. Rubicon Sapphire Technology (Malaysia) SDN BHD’s assets and liabilities are translated into U.S. dollars using the remeasurement method. Non-monetary assets are translated at historical exchange rates and monetary assets are translated at exchange rates existing at the respective balance sheet dates. Translation adjustments for Rubicon Sapphire Technology (Malaysia) SDN BHD are included in determining net income (loss) for the period. The results of operations are translated into U.S. dollars at the average exchange rates during the respective period. The Company records these gains and losses in other income (expense).

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

Foreign currency transaction gains and losses are generated from the effects of exchange rate changes on transactions denominated in a currency other than the functional currency of the Company, which is the U.S. dollar. Gains and losses on foreign currency transactions are generally required to be recognized in the determination of net income (loss) for the period. The Company records these gains and losses in other income (expense).

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

The Company reviews its available-for-sale securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. The Company considers various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, its ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When the Company concludes that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the consolidated statements of operations. As of December 31, 2011 and 2010, no impairment was recorded.

The Company’s long-term investment is accounted for as a cost method investment and is adjusted as needed based on a review of the investment’s financial position.

Auction-rate securities put options (“ARS Put Options”)

In October 2008, the Company entered into an agreement that provided the Company with the right, but not the obligation, to sell all of its auction-rate securities to UBS, AG for par value during the period from June 30, 2010 to July 2, 2012. The ARS Put Options provided the Company with the opportunity to recover the estimated unrealized loss on its ARS investments. The Company recorded the fair value of the ARS Put Options upon receipt. The Company valued ARS Put Options at fair value using a discounted cash flow model. Unrealized gains and losses related to the ARS Put Options were recognized in earnings. The Company exercised these put options on June 30, 2010. At December 31, 2011, the Company had no auction rate security put options or auction rate securities in investments. The Company’s investments policy no longer allows auction rate securities as an approved investment. See Note 3—Investments for additional information regarding the ARS Put Options.

Treasury Stock

The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.

Accounts receivable

The majority of the Company’s accounts receivable is due from manufacturers serving the LED industry. Credit is extended based on an evaluation of the customer’s financial condition. Accounts receivable are due based on contract terms and at stated amounts due from customers, net of an allowance for doubtful accounts.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

The following table shows the activity of the allowance for doubtful accounts:

	Year ended December 31,
	2011	2010
	(in thousands)
Beginning balance	$194	$59
Charges to costs and expenses	1,873	142
Accounts charged off, less recoveries	(1,689)	(7)

Ending balance	$378	$194

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

	As of December 31,
	2011	2010
	(in thousands)
Raw materials	$7,835	$5,196
Work in progress	9,776	3,135
Finished goods	5,212	2,804

	$22,823	$11,135

Property and equipment

Property and equipment consisted of the following:

	As of December 31,
	2011	2010
	(in thousands)
Land and land improvements	$2,540	$2,500
Buildings	26,915	22,897
Machinery, equipment and tooling	98,276	56,956
Leasehold improvements	7,712	7,712
Furniture and fixtures	834	824
Information systems	954	869
Construction in progress	17,530	15,353

Total cost	154,761	107,111
Accumulated depreciation and amortization	(33,830)	(24,600)

Property and equipment, net	$120,931	$82,511

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

Property and equipment are carried at cost and depreciated over their estimated useful lives using the straight-line method. The cost of maintenance and repairs is charged to expense as incurred. Significant renewals and improvements are capitalized. Depreciation and amortization expense associated with property and equipment was $9.7 million, $6.1 million and $5.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

During 2009, the Company’s machinery and equipment were underutilized due to a decline in sales. The Company did not perform a recoverability test of the assets to determine if further assessment for potential impairment was required as the sales decline was considered temporary due to the worldwide economic recession and was not considered a triggering event that would indicate that the carrying value may not be recoverable. In the fourth quarter 2009, the crystal growth and fabrication operations returned to full utilization and the remaining operations returned to full utilization in 2010. There were no impairment losses on long lived assets for the years ended December 31, 2011, 2010 and 2009.

Other assets

The Company’s other assets include overhaul costs that are accounted for using the deferral method in accordance with ASC 908-360, “Airlines: Property, Plant and Equipment”. These overhaul costs are recorded at cost to the balance sheet as other assets and are amortized over terms in accordance with their respectful useful lives.

Warranty cost

The Company’s sales terms include a warranty that its products will meet certain specifications and is based on terms that are generally accepted in the marketplace. The Company records a current liability for the expected cost of warranty-related claims at the time of sale. The warranty reserve is included in accrued and other current liabilities on the consolidated balance sheets.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table presents changes in the Company’s product warranty liability:

	Year ended December 31,
	2011	2010
	(in thousands)
Balance, beginning of period	$98	$20
Charged to cost of sales	241	128
Actual product warranty expenditures	(86)	(50)

Balance, end of period	$253	$98

Fair value of financial instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable. The carrying values of these assets and liabilities approximate their fair values due to the short-term nature of these instruments at December 31, 2011 and 2010. Fair value of put options on auction rate securities is discussed in Note 3.

Concentration of credit risks and other risks and uncertainties

Financial instruments that could potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. At December 31, 2011 and 2010, the Company had $2.8 million and $5.5 million, respectively, on deposit at a financial institution in excess of amounts insured by the Federal Deposit Insurance Corporation. The Company performs periodic evaluation of this institution for relative credit standing. The Company has not experienced any losses in such accounts and management believes it is not exposed to any significant risk of loss on these balances.

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

Concentration of credit risk related to revenue and accounts receivable is discussed in Note 5.

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

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Research and development

Research and development costs are expensed as incurred. Research and development expense was $1.8 million, $1.1 million and $801,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Accounting for uncertainty in income taxes

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. For the year ended December 31, 2011, the Company accrued $11,000 for potential penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2010 and 2009.

The Company is subject to taxation in the U.S., Japan and in a state jurisdiction. The Company is exempt from Malaysian income tax for a ten year period beginning in 2009. Due to the existence of net operating loss carryforwards, all tax years except December 31, 2007, are open to examination by tax authorities.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

Income taxes

Deferred tax assets and liabilities are provided for temporary differences between financial reporting and income tax bases of assets and liabilities, and are measured using the enacted tax rates and laws expected to be in effect when the differences will reverse. Deferred income taxes also arise from the future benefits of net operating loss carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Full valuation allowances on net deferred tax assets are maintained until an appropriate level of profitability that generates taxable income is deemed sustainable or until a tax strategy is developed that would enable the Company to conclude that it is more likely than not that a portion of the deferred tax assets will be realizable. During the twelve months ended December 31, 2011, the Company concluded that based on the current level of sustainable profitability that generates taxable income, that it is more likely than not that the Company’s deferred tax assets will be realizable. With the release of the valuation allowance, the Company began recording federal and certain state and non-U.S. income taxes attributable to the fiscal year’s pre-tax income.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Other comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive income (loss) includes net earnings (loss) and other non-owner changes in equity that bypass the statement of operations and are reported in a separate component of equity. For the years ended December 31, 2011, 2010 and 2009, other comprehensive income (loss) includes the unrealized loss on investments and foreign currency translation adjustments. A summary of the comprehensive income (loss) for the three-year period ending December 31, 2011 follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Beginning Balance	$(10)	$(10)	$129
Unrealized loss on investments	(42)	(9)	(126)
Unrealized gain (loss) on currency translation	2	9	(13)

Ending Balance	$(50)	$(10)	$(10)

Net income (loss) per common share

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

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

The number of anti-dilutive shares excluded from the calculation of diluted net loss per share is as follows as of December 31:

2009
Warrants	242,132
Stock options	958,254

1,200,386

Recent accounting pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance. This guidance is effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The pronouncement does not change the current option for presenting components of other comprehensive income, gross, or net of the effect of income taxes, provided that such tax effects are presented in the statement in which other comprehensive income is presented or disclosed in the notes to the financial statements. Additionally, the pronouncement does not affect the calculation or reporting of earnings per share. The pronouncement also does not change the items which must be reported in other comprehensive income, how such items are measured, or when such items must be reclassified to net income. The FASB also issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, to indefinitely defer the effective date of the requirement to reclassification adjustments from other comprehensive income (OCI) to net income by component under ASU 2011-05, Presentation of Comprehensive Income, to allow time for reconsideration of these provisions. The deferral in ASU 2011-12 does not affect the effective date of the other presentation requirements in ASU 2011-05. The amendments in ASU 2011-05 are effective for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2011 (that is, the fiscal year beginning January 1, 2012 for calendar-year entities) for public entities. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012 (that is, the fiscal year beginning January 1, 2012 for calendar-year entities) and for interim and annual periods thereafter. The amended guidance must be applied retrospectively and early adoption is permitted. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s financial condition or results of operation.

Reclassifications

Certain prior period amounts on the balance sheet have been reclassified to conform to the current period presentation.

2. SEGMENT INFORMATION

The Company has determined that it operates in only one segment as it only reports profit and loss information on an aggregate basis to its chief operating decision maker.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

Revenue is attributed by geographic region based on ship-to location of the Company’s customers. The following table summarizes revenue by geographic region:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Korea	$51,461	$25,605	$2,723
Taiwan	50,006	31,914	8,779
United States	12,253	6,520	4,840
Japan	11,362	10,745	2,652
Other	8,918	2,578	814

Revenue	$134,000	$77,362	$19,808

The following table summarizes sales by product type:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Core	$61,734	$54,198	$13,144
As-Cut	31	38	1,612
As-Ground	—	141	518
Polished	65,468	19,245	2,200
Optical	6,751	3,680	2,132
Other	16	60	202

Revenue	$134,000	$77,362	$19,808

The following table summarizes assets by geographic region:

	As of December 31,
	2011	2010
	(in thousands)
United States	$223,430	$186,511
Malaysia	36,492	20,213
Japan	30	18

Total Assets	$259,952	$206,742

3. INVESTMENTS

The Company invests available cash primarily in investment grade commercial paper, corporate notes and government securities. The Company’s short-term investments balance of $50.5 million as of December 31, 2011 is comprised of U.S. Treasury securities of $4.5 million, corporate notes and bonds of $37.0 million and commercial paper of $9.0 million. The Company’s investments are classified as available-for-sale securities and are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive income (loss).

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

Until July 1, 2010, the Company held auction-rate securities as part of its investment portfolio. The auction-rate securities were trading securities recorded at fair value and unrealized gains and losses were reported as part of gain on investments in the consolidated statements of operations. In February 2008, the Company began experiencing failed auctions of its entire auction-rate securities portfolio, resulting in its inability to sell these securities in the short term. The Company held put options associated with an agreement with UBS, AG related to the auction-rate securities purchased through them. The Company exercised these put options on June 30, 2010 with a settlement date of July 1, 2010. The ARS Put Options provided the Company with the opportunity to recover the estimated unrealized loss on its ARS investments. The Company recorded the fair value of the ARS Put Options upon receipt and valued the put options at their estimated fair value using a discounted cash flow model that weighs various factors, including interest rates and expected holding period. Unrealized gains and losses related to the ARS Put Options were recognized in earnings. During the year ended December 31, 2010, the Company recorded a gain of $63,000 representing the changes in fair value of the auction-rate securities. The Company also recorded during the year ended December 31, 2010, a loss of $55,000 representing the changes in fair value of the put options. During the year ended December 31, 2009, the Company recorded a loss of $460,000, representing the changes in fair value of the put options. The Company also recorded a gain of $506,000, representing the change in fair value of the auction-rate securities, for the year ended December 31, 2009. Both the gain and loss from recording the change in fair value of the put options and auction-rate securities were recorded in gain on investments in the consolidated statements of operations. The Company’s investment policy no longer allows auction rate securities as an approved investment.

The Company’s long-term investment at December 31, 2011 consists of a $2.0 million investment in Peregrine Semiconductor, Corp. (a customer) Series D-1 Preferred shares and is accounted for as a cost method investment. The value is adjusted for impairment based on review of Peregrine’s financial position. No impairment was noted as of December 31, 2011.

The following table presents the amortized cost, and gross unrealized gains and losses on all securities at December 31, 2011:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term Investments:
U.S. Treasury securities and agency (taxable)	$4,500	$—	$—	$4,500
Corporate Notes/Bonds (taxable)	37,085	—	37	37,048
Commercial Paper (taxable)	8,992	—	12	8,980

Total short-term investments	$50,577	$—	$49	$50,528

Long-term Investments:
Peregrine Semiconductor, Corp. Series D-1 Preferred shares	$2,000	$—	$—	$2,000

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table presents the amortized cost, and gross unrealized gains and losses on all securities at December 31, 2010:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term Investments:
U.S. Treasury securities and agency (taxable)	$9,499	$—	$3	$9,496
Corporate Notes/Bonds (taxable)	38,080	1	—	38,081
Commercial Paper (taxable)	18,559	—	5	18,554

Total short-term investments	$66,138	$1	$8	$66,131

Long-term Investments:
Peregrine Semiconductor, Corp. Series D-1 Preferred shares	$2,000	$—	$—	$2,000

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

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$839	$—	$—	$839
Investments:
Available-for-sales securities—current:
U.S. Treasury securities and agency	—	4,500	—	4,500
Corporate notes/bonds	—	37,048	—	37,048
Commercial paper	—	8,980	—	8,980

Total	$839	$50,528	$—	$51,367

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$10,042	$—	$—	$10,042
Investments:
Available-for-sales securities—current:
U.S. Treasury securities and agency	—	9,496	—	9,496
Corporate notes/bonds	—	38,081	—	38,081
Commercial paper	—	18,554	—	18,554

Total	$10,042	$66,131	$—	$76,173

In addition to the debt securities noted above, the Company had approximately $3.5 million and $6.0 million of time deposits included in cash and cash equivalents as of December 31, 2011 and 2010, respectively.

4. RELATED PARTY TRANSACTIONS

In November 2008, the Company purchased 1,345,444 shares of Peregrine Series D-1 Preferred shares for a total of $2.0 million, which represents less than 1% of shares outstanding. The terms and stock price of the purchase were the same as for the other investors who participated. Peregrine is a customer of the Company. For years ended December 31, 2011, 2010 and 2009, revenue from Peregrine was $5.2 million, $2.3 million and $1.7 million. As of December 31, 2011 and 2010, accounts receivable from Peregrine were $2.0 million and $630,000.

5. SIGNIFICANT CUSTOMERS

For the year ended December 31, 2011, the Company had three customers that accounted for approximately 38%, 19% and 12% of its revenue. For the year ended December 31, 2010, the Company had three customers that accounted for approximately 17%, 15% and 14% of its revenue. For the year ended December 31, 2009, the Company had three customers that accounted for approximately 20%, 17% and 11% of its revenue.

Customers individually representing more than 10% of trade receivables accounted for approximately 89% and 62% of accounts receivable as of December 31, 2011 and 2010, respectively. The Company grants credit to customers based on an evaluation of their financial condition. Losses from credit sales are provided for in the financial statements.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

6. STOCKHOLDERS’ EQUITY

Common Stock

On June 22, 2011, the shareholders of the Company approved a reduction of the shares of common stock authorized with a par value of $0.001 by 40,000,000, from 85,000,000 to 45,000,000. As of December 31, 2011 the Company had reserved 2,093,108 shares of common stock for issuance upon the exercise of outstanding common stock options. Also, 2,260,008 shares of the Company’s common stock were reserved for future grants of stock options (or other similar equity instruments) under the Company’s 2007 Stock Incentive Plan (the “2007 Plan”) as of December 31, 2011. In addition, 281,561 shares of the Company’s common stock were reserved for future exercise of outstanding warrants as of December 31, 2011.

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

Warrants

At December 31, 2011 and 2010, the Company had outstanding 267,826 warrants to purchase common stock at an exercise price of $3.65 per share. The warrants were issued in conjunction with the issuance of convertible promissory notes issued by the Company to investors from August 2005 through October 2005. During 2009, 47,863 of these warrants were exercised on a “net exercise” basis, resulting in the issuance of 38,091 shares of common stock. The warrants are immediately exercisable and expire 10 years from the date of issuance.

At December 31, 2011 and 2010 the Company had outstanding 13,735 warrants to purchase common stock at an exercise price of $7.28 per share. The warrants were issued in 2002 in conjunction with the procurement of loans. The warrants are immediately exercisable and expire 10 years from the date of issuance.

During 2009, 7,281 of the warrants issued in conjunction with a 2006 loan guarantee were exercised on a “net exercise” basis, resulting in the issuance of 5,794 shares of common stock.

Treasury Stock

On August 4, 2011, the Company authorized a stock repurchase program to purchase up to $25.0 million of its common stock over a period of two years. The stock repurchase program authorizes the Company to repurchase its shares of common stock in the open market at times and prices considered appropriate by the Company depending upon prevailing market conditions and other corporate considerations. The treasury shares are accounted for using the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. For the twelve months ended December 31, 2011, the Company repurchased 524,869 shares at an average price of $12.36 for $6.5 million.

In November 2008, the Company authorized a stock repurchase program to purchase up to $15.0 million of common stock over a period of two years. The stock repurchase program authorized the Company to repurchase shares of its common stock in the open market at times and prices considered appropriate by the Company

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

depending upon prevailing market conditions and other corporate considerations. The treasury shares are accounted for using the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. During 2010, no shares were repurchased and the plan expired on its terms on December 31, 2010.

7. STOCK INCENTIVE PLANS

The Company sponsored a stock option plan, the 2001 Equity Plan (the “2001 Plan”), which allowed for the granting of incentive and nonqualified stock options for the purchase of common stock. The maximum number of shares which could be awarded or sold under the 2001 Plan was 1,449,667 shares. Each option entitles the holder to purchase one share of common stock at the specified option exercise price. The exercise price of each incentive stock option granted must not be less than the fair market value on the grant date. At the discretion of management and with the approval of the Board of Directors, the Company granted options under the 2001 Plan. Management and the Board of Directors determined vesting periods and expiration dates at the time of the grant. On August 2, 2011, the plan expired.

In August 2007, the Company adopted the 2007 Plan, which allows for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and bonus shares. On June 22, 2011, the stockholders of the Company approved an amendment to the 2007 Plan to increase the maximum number of shares that may be awarded or sold under the 2007 Plan by 2,100,000 from 2,307,692 to 4,407,692 shares. The Board of Directors has appointed a committee to administer the plan. The plan committee determines the type of award to be granted, the fair market value, the number of shares covered by the award, and the time when the award vests and may be exercised.

The following table summarizes the activity of the stock incentive and equity plans:

	Shares available for grant	Number of options outstanding	Weighted- average option exercise price	Number of restricted stock and board shares issued
Outstanding at December 31, 2008	2,072,170	1,160,847	$8.00	26,503
Granted	(1,274,827)	1,266,467	9.71	8,360
Exercised	—	(150,621)	2.79	—
Canceled/forfeited	76,926	(82,407)	4.34	—

Outstanding at December 31, 2009	874,269	2,194,286	9.48	34,863
Granted	(238,826)	238,826	27.54	—
Exercised	—	(594,308)	5.86	—
Canceled/forfeited	8,407	(8,407)	16.63	—

Outstanding at December 31, 2010	643,850	1,830,397	12.98	34,863
Authorized	2,100,000	—	—	—
Granted	(389,774)	382,050	16.02	7,724
Exercised	—	(73,428)	10.78	—
Expired	(139,988)	—	—	—
Canceled/forfeited	45,911	(45,911)	20.15	—

Outstanding at December 31, 2011	2,259,999	2,093,108	$13.45	42,587

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table sets forth option grants made during 2011, 2010 and 2009 with intrinsic value calculated based on grant date fair value.

Date of Grant	Number of options granted	Exercise price	Intrinsic value per share
February 2009	759,967	$4.01	—
April - May 2009	18,500	7.75 - 8.06	—
July - September 2009	27,000	10.02 - 12.16	—
October 2009	11,000	14.57 - 16.93	—
December 2009	450,000	19.21	—
February 2010	7,500	15.00	—
March - April 2010	50,671	19.49 - 20.20	—
June - August 2010	145,655	24.95 - 32.67	—
October 2010	35,000	22.69	—
January 2011	26,000	18.80 - 21.64	—
March - April 2011	73,500	25.61 - 27.63	—
May 2011	51,650	22.92	—
July 2011	12,500	16,86	—
October 2011	75,400	10.81 - 10.93	—
December 2011	143,000	10.19	—

At December 31, 2011, the exercise prices of outstanding options were as follows:

Exercise Price	Number of options outstanding	Average remaining contractual life (years)	Number of options exercisable
$ 0.78 - $4.94	581,343	5.95	257,541
7.75 - 8.45	270,739	5.68	261,489
10.02 - 14.00	370,692	9.57	139,442
14.57 - 18.80	78,104	8.31	54,729
19.21 - 22.92	575,250	8.74	29,175
24.95 - 32.67	216,980	8.61	37,555

	2,093,108	7.93	779,931

The weighted average fair value of the options vested in the years ended 2011, 2010 and 2009 was $3.9 million, $2.9 million and $2.0 million, respectively.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the activity of non-vested options as follows:

	Non-vested options	Weighted- Average Option Exercise price
Non-vested at December 31, 2008	581,131	$9.18
Granted	1,266,467	9.71
Vested	(269,753)	7.25
Cancelled	(77,205)	4.32

Non-vested at December 31, 2009	1,500,640	10.22
Granted	238,826	27.54
Vested	(391,788)	7.29
Cancelled	(8,292)	16.70

Non-vested at December 31, 2010	1,339,386	14.12
Granted	382,050	16.02
Vested	(366,484)	10.72
Cancelled	(41,775)	20.39

Non-vested at December 31, 2011	1,313,177	$13.58

The Company’s aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock. Based on the fair market value of the common stock at December 31, 2011, there was no aggregate intrinsic value for options outstanding and exercisable. At December 31, 2010, the intrinsic value for the options outstanding was $14.8 million and the intrinsic value for the options exercisable was $5.5 million. The Company uses the Black-Scholes option pricing model to value stock options. The Company uses historical stock prices of companies which it considers as a peer group as the basis for its volatility assumptions. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The expected term is based upon the vesting term of the Company’s options, a review of a peer group of companies, and expected exercise behavior. The forfeiture rate is based on past history of forfeited options. The expense is being allocated using the straight-line method. For the years ended December 31, 2011, 2010 and 2009, the Company recorded $2.3 million, $2.1 million and $823,000, respectively of stock option compensation expense. As of December 31, 2011, the Company has $5.1 million of total unrecognized compensation cost related to nonvested awards granted under the Company’s stock-based plans that it expects to recognize over a weighted-average period of 2.72 years.

The Company continues to account for options issued prior to January 1, 2006 under the intrinsic value method.

The weighted average fair value per share of options granted for the fiscal year ended December 31, 2011 was $16.02 and the fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model using an expected term of 5.0 years, risk-free interest rate of .85%—2.24%, expected volatility of 51% and no dividend yield. The Company used an expected forfeiture rate of 24.53% in 2011.

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

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

An analysis of restricted stock issued is as follows:

Non-vested restricted stock as of December 31, 2009	8,453
Vested	(6,691)

Non-vested restricted stock as of December 31, 2010	1,762
Granted	7,724
Vested	(7,555)

Non-vested restricted stock as of December 31, 2011	1,931

For the years ended December 31, 2011, 2010 and 2009, the Company recorded $165,000, $153,000 and $114,000, respectively, of stock compensation expense related to restricted stock.

In 2009, the Board of Directors awarded stock options to purchase 300,000 shares of common stock to key executives at an exercise price of $19.21, the closing price of the shares on the date of the grant. Vesting of the options is subject to achievement of specified annual revenue and net earnings targets by December 31, 2012. The Company is recording stock compensation expense related to these options based on the probability of achieving the targets. At December 31, 2011, the Company considered one of the milestones of these targets to be improbable, and therefore did not record any expense.

8. INCOME TAXES

Components of income before income taxes and the income tax provision are as follows:

Income (loss) before income taxes

	Year ended December 31,
	2011	2010	2009
	(in thousands)
U.S.	$51,618	$28,799	$(9,595)
Foreign	3,015	241	(35)

Total	$54,633	$29,040	$(9,630)

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

Income taxes

	Year ended December 31,
	2011	2010	2009
	(in thousands)
Current
U.S.	$177	$(79)	$—
State	2,777	—	—
Foreign	173	8	—

Total current income tax expense (benefit)	3,127	(71)	—

Deferred
U.S.	13,223	—	—
State	224	—	—
Foreign	—	—	—

Total deferred income tax expense	13,447	—	—

Total income tax expense (benefit)	$16,574	$(71)	$—

The reconciliation of income tax computed at the federal statutory rate to income before taxes is as follows:

	Year ended December 31,
	2011	2010	2009
U.S. Federal statutory rate	35.0%	34.0%	(34.0)%
State taxes net of federal benefit	5.2	5.3	(4.8)
Permanent differences	(0.6)	0.3	0.1
Foreign rate differential and transactional tax	(1.4)	3.2	—
Valuation allowance	(5.9)	(41.4)	39.5
Other	(2.0)	(1.6)	(0.8)

	30.3%	(0.2)%	—%

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

Significant components of the Company’s net deferred income taxes are as follows at December 31:

	2011	2010
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$156	$75
Inventory reserves	400	359
Accrued liabilities	260	113
Warrant interest expense	283	267
Charitable contributions	10	—
Stock compensation expense	2,083	1,183
State net operating loss—net of tax	984	—
Net operating loss carryforward	—	9,366
Tax credits	206	104

Total deferred tax assets	4,382	11,467
Less valuation allowance	—	(3,244)

Net deferred tax assets	4,382	8,223
Deferred tax liability:
Depreciation	(16,310)	(8,103)
Restricted stock compensation expense	—	(1)
Prepaid expenses	(115)	(119)

Net deferred tax liability	$(12,043)	$—

The Company’s deferred income tax assets and liabilities were reported on the consolidated balance sheets as follows.

	2011	2010
	(in thousands)
Current deferred income tax assets	$3,078	$—
Long term deferred income tax liabilities	(15,121)	—

Net deferred tax liability	$(12,043)	$—

A valuation allowance to reduce the deferred tax assets is reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. During the twelve months ended December 31, 2011, the Company concluded that based on the current level of sustainable profitability that generates taxable income, that it is more likely than not that the Company’s deferred tax assets will be realizable. The Company on June 30, 2011, recognized a tax benefit of $3.3 million to record current and long-term deferred tax assets and with the release of the valuation allowance began recording federal and certain state and non-U.S. income taxes attributable to the fiscal year’s pre-tax income. At December 31, 2011, the Company had separate federal and Illinois net operating loss carryforwards of $22.0 million and $42.0 million, respectively which begin to expire in 2026 and 2019, respectively. The Illinois State Legislature has suspended the use of net operating loss carryforwards for taxable years ending after December 31, 2010 and before December 31, 2014.

The Company has completed an analysis of the utilization of net operating losses subject to limits based upon certain ownership changes. The results of this analysis indicated an ownership change limiting the utilization of net operating losses and tax credits. However, the unused prior year limitations allowed the

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

Company to fully utilize the net operating losses (“NOL”) and tax credits in the current year. Additionally, the Company has not recorded a deferred tax asset NOL attributable to stock option exercises in the amount of $22.0 million for federal purposes and $26.0 million for state purposes because the Company cannot record these excess tax benefit stock option deductions until the benefit has been realized by actually reducing taxes payable.

The Company prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. The following is a reconciliation of the unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on the Company’s financial statements for the years ended December 31, 2011.

2011
(in thousands)
Balance at the beginning of the year	$—
Tax positions related to current year	159
Tax positions related to prior year	204

Balance at end of the year	$363

For the year ended December 31, 2011 the Company accrued $11,000 for potential penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2010 and 2009.

The Company files income tax returns in the United States federal jurisdiction and in a state jurisdiction. During 2009, the Company began foreign operations in Malaysia and Japan and is subject to local income taxes in both jurisdictions. The Company is exempt from Malaysian income tax for a ten year period beginning in 2009. The impact of this tax holiday decreased foreign taxes for the years ended December 31, 2011 and 2010 by approximately $535,000 and $54,000, respectively. The benefit of the tax holiday on net income per share (diluted) was $0.02 and $0.00 for 2011 and 2010, respectively.

The Company’s federal tax return for the periods ended December 31, 2008 and 2007 have been audited by the Internal Revenue Service (IRS) with no changes made to the Company’s taxable losses for those years. The Company’s federal tax return for the period ended December 31, 2010 is currently under audit by the IRS. The Company is not currently subject to any state tax examinations. Due to the existence of net operating loss carryforwards, all tax years except December 31, 2007 are open to examination by tax authorities.

U.S. income and foreign withholding taxes have not been provided on approximately $3.2 million of cumulative undistributed earnings of foreign subsidiaries. We intend to reinvest these earnings for the foreseeable future. If these amounts were distributed to the U.S., in the form of dividends or otherwise, we would be subject to additional U.S. income taxes, which could be material. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, is dependent on circumstances existing, if and when remittance occurs.

9. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases buildings used for manufacturing and offices. The leases provide for payment of the Company’s proportionate share of operating expenses and real estate taxes.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

Net rent expense under operating leases in 2011, 2010 and 2009 amounted to $1.1 million, $1.2 million and $1.3 million respectively.

Future minimum payments under all leases are as follows:

Year ending December 31,	Operating leases (in thousands)
2012	$1,144
2013	1,157
2014	926
2015	224
2016 and thereafter	—

Purchase Commitments

The Company has entered into agreements to purchase equipment and components to construct furnaces. These agreements will result in the Company purchasing equipment or components for a total cost of approximately $6.4 million with deliveries occurring through August 2012. The Company has also entered into agreements related to the development of our facilities for a total cost of approximately $207,000.

Litigation

From time to time, the Company experiences routine litigation in the normal course of its business. The management of the Company does not believe any pending litigation will have a material adverse effect on the financial condition or results of operations of the Company.

10. BENEFIT PLAN

The Company sponsors a 401(k) savings plan (the “Plan”). Employees are eligible to participate in the Plan upon reaching 21 years of age. Employees make contributions to the Plan through payroll deferrals and employer matching contributions are discretionary. There were no employer matching contributions for the years ended December 31, 2011, 2010 and 2009.

11. SUBSEQUENT EVENT

The Company evaluated its December 31, 2011 financial statements for subsequent events and is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

12. QUARTERLY FINANCIAL DATA (Unaudited)

Quarterly Financial Data (Unaudited)

Summary quarterly results for the two years ended December 31, 2011 are as follows (in thousands, other than share and per share data):

	Three Months Ended
2011	March 31	June 30	September 30	December 31	Full Year
Revenue	$37,970	$43,028	$33,637	$19,365	$134,000
Gross profit	$23,975	$27,200	$16,121	$2,339	$69,635
Income (loss) from operations	$20,250	$23,339	$11,885	$(723)	$54,751
Income (loss) before income taxes	$20,331	$23,403	$11,775	$(876)	$54,633
Net income	$19,104	$9,908	$8,186	$861	$38,059
Basic income per common share	$0.83	$0.43	$0.36	$0.04	$1.67
Diluted income per common share	$0.80	$0.41	$0.35	$0.04	$1.61
Weighted average common shares outstanding used in computing net income per common share:
Basic	22,993,614	23,031,039	22,822,286	22,561,883	22,852,205
Diluted	23,943,644	23,928,408	23,410,525	23,102,072	23,596,162

	Three Months Ended
2010	March 31	June 30	September 30	December 31	Full Year
Revenue	$11,516	$15,787	$20,522	$29,537	$77,362
Gross profit	$4,153	$7,225	$11,099	$18,680	$41,157
Income from operations	$1,543	$3,944	$8,140	$15,067	$28,694
Income before income taxes	$1,615	$3,974	$8,170	$15,281	$29,040
Net income	$1,575	$3,888	$8,296	$15,352	$29,111
Basic income per common share	$0.08	$0.19	$0.36	$0.67	$1.34
Diluted income per common share	$0.07	$0.18	$0.35	$0.64	$1.28
Weighted average common shares outstanding used in computing net income per common share:
Basic	20,244,347	20,790,208	22,923,900	22,945,906	21,726,090
Diluted	21,437,861	21,912,520	23,977,278	23,835,924	22,790,896