Form 10-Q
period 2012-03-31
Rubicon Technology, Inc.
filed 2012-05-09
CIK 1410172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2012

or

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

As of May 4, 2012 the Registrant had 22,533,608 shares of common stock, par value $0.001 per share, outstanding.

RUBICON TECHNOLOGY, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2012

PART I FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

Rubicon Technology, Inc.

Consolidated balance sheets

	March 31, 2012	December 31, 2011
	(unaudited) (in thousands other than share data)
Assets
Cash and cash equivalents	$14,571	$4,290
Restricted cash	146	189
Short-term investments	40,398	50,528
Accounts receivable, net	8,390	30,655
Accounts receivable, related parties	3,902	1,989
Inventories, net	32,510	22,823
Other inventory supplies	15,752	17,613
Prepaid expenses and other current assets	1,911	4,491
Deferred tax assets	3,078	3,078

Total current assets	120,658	135,656
Property and equipment, net	122,560	120,931
Investments	2,000	2,000
Other assets	1,312	1,365

Total assets	$246,530	$259,952

Liabilities and stockholders’ equity
Accounts payable	$6,213	$12,831
Accrued payroll	687	1,578
Accrued and other current liabilities	1,185	1,570
Corporate income and franchise taxes	303	612
Advance payments	414	9

Total current liabilities	8,802	16,600
Deferred tax liability	12,327	15,121

Total liabilities	21,129	31,721

Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 undesignated shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 45,000,000 shares authorized and 24,308,318 and 24,289,723 shares issued; 22,533,474 and 22,514,879 shares outstanding	24	24
Additional paid-in capital	332,617	332,119
Treasury stock, at cost, 1,774,844 shares	(12,148)	(12,148)
Accumulated other comprehensive loss	(11)	(50)
Accumulated deficit	(95,081)	(91,714)

Total stockholders’ equity	225,401	228,231

Total liabilities and stockholders’ equity	$246,530	$259,952

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of operations

	Three months ended March 31,
	2012	2011
	(unaudited) (in thousands, other than share and per share data)
Revenue	$10,207	$37,970
Cost of goods sold	13,615	13,995

Gross profit (loss)	(3,408)	23,975
Operating expenses:
General and administrative	2,306	2,921
Sales and marketing	456	377
Research and development	476	427

Income (loss) from operations	(6,646)	20,250

Other income:
Interest income	33	87
Realized gain (loss) on foreign currency translation	342	(6)

Total other income	375	81

Income (loss) before income taxes	(6,271)	20,331
Income tax benefit (expense)	2,904	(1,227)

Net income (loss)	$(3,367)	$19,104

Net income (loss) per common share
Basic	$(0.15)	$0.83

Diluted	$(0.15)	$0.80

Weighted average common shares outstanding used in computing net income (loss) per common share
Basic	22,514,539	22,993,614
Diluted	22,514,539	23,943,644

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of comprehensive income

	Three months ended March 31,
	2012	2011
	(unaudited) (in thousands)
Net income (loss)	$(3,367)	$19,104
Other comprehensive income:
Unrealized gain (loss) on investments, net of tax	42	(22)
Unrealized gain (loss) on currency translation	(3)	(1)

Other comprehensive income (loss)	39	(23)

Comprehensive income (loss)	$(3,406)	$19,081

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of cash flows

	Three months ended March 31,
	2012	2011
	(unaudited) (in thousands)
Cash flows from operating activities
Net income (loss)	$(3,367)	$19,104
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	2,941	2,021
Stock-based compensation	494	866
Deferred taxes	(2,794)	—
Changes in operating assets and liabilities:
Accounts receivable	20,352	(4,039)
Inventories	(9,431)	(77)
Other inventory supplies	1,996	(1,450)
Prepaid expenses and other assets	2,634	(255)
Accounts payable	(6,731)	(3,433)
Accrued payroll	(900)	(1,699)
Corporate income and franchise taxes	(299)	950
Advanced payments	405	1,799
Accrued and other current liabilities	(406)	2,446

Net cash provided by operating activities	4,894	16,233

Cash flows from investing activities
Purchases of property and equipment	(4,570)	(11,083)
Purchases of investments	(628)	—
Proceeds from sale of investments	10,800	737

Net cash provided by (used in) investing activities	5,602	(10,346)

Cash flows from financing activities
Proceeds from exercise of options	4	736
Restricted cash	43	(8)

Net cash provided by financing activities	47	728

Net effect of currency translation	(262)	(25)
Net increase in cash and cash equivalents	10,281	6,590
Cash and cash equivalents, beginning of period	4,290	16,073

Cash and cash equivalents, end of period	$14,571	$22,663

Supplemental disclosures of non-cash transactions
Unrealized (gain) loss on investments	$(42)	$22

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

1. BASIS OF PRESENTATION

Interim financial data

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements and should be read in conjunction with Rubicon Technology, Inc.’s (the “Company”) annual report filed on Form 10-K for the fiscal year ended December 31, 2011. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Consolidated operating results for the three months period ended March 31, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012.

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

The Company reviews its available-for-sale securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. The Company considers various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, its ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When the Company concludes that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the consolidated statement of operations. As of March 31, 2012, no impairment was recorded.

The Company’s long-term investment is accounted for as a cost method investment and is adjusted as needed based on a review of the investment’s financial position.

Accounts receivable

The majority of the Company’s accounts receivable is due from manufacturers serving the LED and SoS industries. Credit is extended based on an evaluation of the customer’s financial condition. Accounts receivable are due based on contract terms and at stated amounts due from customers, net of an allowance for doubtful accounts.

Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time past due, the customer’s current ability to pay and the condition of the general economy and industry as a whole. The Company writes off accounts receivable when they are deemed uncollectible, and payments subsequently received on such receivables are recorded as a reduction to bad debt expense.

The following table shows the activity of the allowance for doubtful accounts:

	March 31, 2012	December 31, 2011
	(in thousands)
Beginning balance	$378	$194
Charges to costs and expenses	(204)	1,873
Accounts charged off, less recoveries	—	(1,689)

Ending balance	$174	$378

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

	March 31, 2012	December 31, 2011
	(in thousands)
Raw materials	$12,765	$7,835
Work in progress	14,367	9,776
Finished goods	5,378	5,212

	$32,510	$22,823

Property and equipment

Property and equipment consisted of the following:

	March 31, 2012	December 31, 2011
	(in thousands)
Land and land improvements	$4,123	$2,540
Buildings	27,076	26,915
Machinery, equipment and tooling	99,201	98,276
Leasehold improvements	7,712	7,712
Furniture and fixtures	941	834
Information systems	986	954
Construction in progress	19,289	17,530

Total cost	159,328	154,761
Accumulated depreciation and amortization	(36,768)	(33,830)

Property and equipment, net	$122,560	$120,931

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

Net income per common share

Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted-average number of diluted common shares outstanding during the period. Diluted shares outstanding are calculated by adding to the weighted-average shares outstanding any common stock equivalents, outstanding stock options and warrants based on the treasury stock method.

Diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2012 because the effects of potentially dilutive securities are anti-dilutive.

At March 31, 2012, the Company had the following anti-dilutive securities outstanding which were excluded from the calculation of diluted net loss per share:

March 31, 2012
Warrants	172,886
Stock options	360,376

533,262

Comprehensive income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive income (loss) includes net earnings (loss) and other non-owner changes in equity that bypass the statement of operations and are reported in a separate component of equity. For the three months ended March 31, 2012 and 2011, other comprehensive income (loss) includes the unrealized loss on investments and foreign currency translation adjustments.

	March 31, 2012	December 31, 2011
	(in thousands)
Beginning Balance	$(50)	$(10)
Unrealized gain (loss) on investments	42	(42)
Unrealized gain (loss) on currency translation	(3)	2

Ending Balance	$(11)	$(50)

Recent accounting pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which eliminated the option to present comprehensive income and its components in the statement of equity. The Company has adopted the requirements of ASU 2011-05 effective January 1, 2012.

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

Revenue is attributed by geographic region based on ship-to location of the Company’s customers. The following table summarizes revenue by geographic region:

	Three months ended March 31,
	2012	2011
	(in thousands)
France	$2,751	$111
United States	2,125	1,915
Taiwan	1,693	23,442
Australia	1,116	—
Japan	267	3,640
Korea	—	7,413
Other	2,255	1,449

Revenue	$10,207	$37,970

The following table summarizes revenue by product type:

	Three months ended March 31,
	2012	2011
	(in thousands)
Core	$2,758	$27,573
Polished	5,681	8,912
Optical	1,759	1,465
Other	9	20

Revenue	$10,207	$37,970

The following table summarizes assets by geographic region:

	March 31, 2012	December 31, 2011
	(in thousands)
United States	$212,031	$223,430
Malaysia	34,471	36,492
Japan	28	30

Total Assets	$246,530	$259,952

4. INVESTMENTS

The Company invests available cash primarily in investment grade commercial paper, corporate notes and government securities. The Company’s short-term investments balance of $40.4 million as of March 31, 2012 is comprised of U.S. Treasury securities of $2.5 million, corporate notes and bonds of $12.9 million and commercial paper of $25.0 million. The Company’s investments are classified as available-for-sale securities and are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive income (loss).

The Company’s long-term investment at March 31, 2012 consists of a $2.0 million investment in Peregrine Semiconductor, Corp. (a customer) Series D-1 Preferred shares and is accounted for as a cost method investment. The value is adjusted for impairment based on review of Peregrine’s financial position. No impairment was noted as of March 31, 2012.

The following table presents the amortized cost and gross unrealized gains and losses on all securities at March 31, 2012:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term Investments:
U.S. Treasury securities and agency (taxable)	$2,500	$—	$—	$2,500
Corporate Notes and Bonds (taxable)	12,909	—	4	12,905
Commercial Paper (taxable)	24,996	—	3	24,993

Total short-term investments	$40,405	$—	$7	$40,398

Long-term Investments:
Peregrine Semiconductor, Corp. Series D-1 Preferred shares	$2,000	$—	$—	$2,000

The following table presents the amortized cost, and gross unrealized gains and losses on all securities at December 31, 2011:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term Investments:
U.S. Treasury securities and agency (taxable)	$4,500	$—	$—	$4,500
Corporate Notes/Bonds (taxable)	37,085	—	37	37,048
Commercial Paper (taxable)	8,992	—	12	8,980

Total short-term investments	$50,577	$—	$49	$50,528

Long-term Investments:
Peregrine Semiconductor, Corp. Series D-1 Preferred shares	$2,000	$—	$—	$2,000

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2012:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash Equivalents:
Money market funds	$5,243	$—	$—	$5,243
Investments:
Available-for-sales securities—current
U.S. Treasury securities and agency	—	2,500	—	2,500
Corporate notes/bonds	—	12,905	—	12,905
Commercial paper	—	24,993	—	24,993

Total	$5,243	$40,398	$—	$45,641

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash Equivalents:
Money market funds	$839	$—	$—	$839
Investments:
Available-for-sales securities—current:
U.S. Treasury securities and agency	—	4,500	—	4,500
Corporate notes/bonds	—	37,048	—	37,048
Commercial paper	—	8,980	—	8,980

Total	$839	$50,528	$—	$51,367

In addition to the debt securities noted above, the Company had approximately $9.3 million and $3.5 million of time deposits included in cash and cash equivalents as of March 31, 2012 and December 31, 2011, respectively.

5. RELATED PARTY TRANSACTIONS

In November 2008, the Company purchased 1,345,444 shares of Peregrine Series D-1 Preferred shares for a total of $2.0 million, which represents less than 1% of Peregrine’s shares outstanding. The terms and stock price of the purchase were the same as for the other investors who participated. Peregrine is a customer of the Company. For the three months ended March 31, 2012 and 2011, revenue from Peregrine was $4.6 million and $105,000, respectively. As of March 31, 2012 and December 31, 2011, accounts receivable from Peregrine were $3.9 million and $2.0 million, respectively.

6. SIGNIFICANT CUSTOMERS

For the three months ended March 31, 2012, the Company had two customers that individually accounted for approximately 45% and 10% of revenue, respectively, and for the three months ended March 31, 2011, the Company had three customers that individually accounted for approximately 30%, 20%, and 18% of revenue, respectively.

Customers individually representing more than 10% of trade receivables accounted for approximately 73% and 89% of accounts receivable as of March 31, 2012 and December 31, 2011, respectively. The Company grants credit to customers based on an evaluation of their financial condition. Losses from credit sales are provided for in the financial statements.

7. STOCKHOLDERS’ EQUITY

Common Stock

As of March 31, 2012 the Company had reserved 2,091,079 shares of common stock for issuance upon the exercise of outstanding common stock options. Also, 2,243,279 shares of the Company’s common stock were reserved for future grants of stock options (or other similar equity instruments) under the Company’s 2007 Stock Incentive Plan (the “2007 Plan”) as of March 31, 2012. In addition, 281,561 shares of the Company’s common stock were reserved for future exercise of outstanding warrants as of March 31, 2012.

Warrants

For the three months ended March 31, 2012, no common stock warrants were exercised. At March 31, 2012 and December 31, 2011, there were 281,561 common stock warrants outstanding.

Treasury Stock

On August 4, 2011, the Company authorized a stock repurchase program to purchase up to $25.0 million of its common stock over a period of two years. The stock repurchase program authorizes the Company to repurchase its shares of common stock in the open market at times and prices considered appropriate by the Company depending upon prevailing market conditions and other corporate considerations. The treasury shares are accounted for using the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. The Company did not repurchase any shares during the three months ended March 31, 2012.

8. STOCK INCENTIVE PLANS

The Company sponsored a stock option plan, the 2001 Plan, which allowed for the granting of incentive and nonqualified stock options for the purchase of common stock. The maximum number of shares that may be awarded or sold under the 2001 Plan was 1,449,667 shares. Each option entitles the holder to purchase one share of common stock at the specified option exercise price. The exercise price of each incentive stock option granted must not be less than the fair market value on the grant date. At the discretion of management and with the approval of the Board of Directors, the Company granted options under the 2001 Plan. Management and the Board of Directors determined vesting periods and expiration dates at the time of the grant. On August 2, 2011, the plan expired.

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

The Company uses the Black-Scholes option pricing model to value stock options issued after January 1, 2006. The Company uses historical stock prices of companies that it considers as a peer group as the basis for its volatility assumptions. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The expected term is based upon the vesting term of the Company’s options, a review of a peer group of companies, and expected exercise behavior. The forfeiture rate is based on past history of forfeited options. The expense is being allocated using the straight-line method. For the three months ended March 31, 2012 and 2011, the Company recorded $453,000 and $822,000, respectively, of stock compensation expense. As of March 31, 2012, the Company has $4.5 million of total unrecognized compensation cost related to non-vested awards granted under the Company’s stock-based plans that it expects to recognize over a weighted-average period of 2.61 years. The Company accounts for options issued prior to January 1, 2006 under the intrinsic value method.

The following table summarizes the activity of the stock incentive and equity plans as of March 31, 2012 and changes during the three months then ended:

	Shares available for grant	Number of options outstanding	Weighted- average option exercise price	Number of restricted stock and board shares issued
At December 31, 2011	2,259,999	2,093,108	$13.45	42,587
Granted	(25,845)	8,500	9.39	17,345
Exercised	—	(1,250)	4.01	—
Cancelled/forfeited	9,125	(9,279)	18.05	—

At March 31, 2012	2,243,279	2,091,079	$13.42	59,932

The Company’s aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock. Based on the fair market value of the common stock at March 31, 2012, there is no intrinsic value for options outstanding and exercisable. The weighted average fair value per share of options granted for the three months ended March 31, 2012 was $9.39 and the fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model using an expected term of 5.3 years, risk-free interest rates of 0.83% expected volatility of 52% and no dividend yield. The Company used an expected forfeiture rate of 16.59%.

For the three months ended March 31, 2012 and 2011, the Company recorded $41,000 and $43,000, respectively, of stock compensation expense related to restricted stock.

A summary of the Company’s non-vested options during the three months period ended March 31, 2012 is presented below:

	Options	Weighted- average exercise price
Non-vested at January 1, 2012	1,313,177	$15.42
Granted	8,500	9.39
Vested	(337,475)	12.28
Forfeited	(8,875)	18.14

Non-vested at March 31, 2012	975,327	$16.44

An analysis of restricted stock issued is as follows:

Non-vested restricted stock as of December 31, 2011	1,931
Granted	17,345
Vested	(1,931)

Non-vested restricted stock as of March 31, 2012	17,345

9. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company has entered into agreements to purchase equipment and components to construct furnaces. These agreements will result in the Company purchasing equipment or components for a total cost of approximately $4.8 million with deliveries occurring through August 2012. The Company has also entered into agreements related to the development of our facilities for a total cost of approximately $54,000.

Litigation

From time to time, the Company experiences routine litigation in the normal course of its business. The management of the Company does not believe any pending litigation will have a material adverse effect on the financial condition or results of operations of the Company.

10. INCOME TAXES

The Company is subject to income taxes in the U.S. and Malaysia. In accordance with the provisions of ASC Topic 740 “Income Taxes”, the Company assesses on a quarterly basis its ability to realize its deferred tax assets. The tax provision for the three months ended March 31, 2012 is based on an estimated combined statutory effective tax rate. The Company recorded for the three months ended March 31, 2012 and 2011, a tax benefit of $2.9 million and a tax expense of $1.2 million, respectively for an effective tax rate of 46.3% and 6.1%, respectively. For the three months ended March 31, 2012 the difference between the Company’s effective tax rate and the U.S. federal 35% statutory rate and state 6.2% (net of federal benefit) statutory rate was primarily related to small profits recorded in the Malaysia operation for which the Company has a tax holiday and the reversal of a tax accrual for an uncertain tax position. For the three months ended March 31, 2011, the Company was subject only to state taxes due to a full valuation allowance and the Illinois State Legislature suspension of the use of NOLs.

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

You should read this Quarterly Report, the documents that we reference in this Quarterly Report and have filed with the SEC as exhibits and our Annual Report on Form 10-K for the year ended December 31, 2011 with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

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

We are a vertically-integrated manufacturer of high-quality sapphire substrates and optical windows that are used in a variety of high-growth, high-volume end-market applications. Our largest product line is two inch to six inch sapphire cores and wafers for use in LEDs and blue laser diodes for solid state lighting and electronic applications. For the LED market, we sell two inch to four inch material primarily in core form and six and eight inch material primarily in polished wafer form. Eight inch wafers are sold primarily for research and development efforts at this time. In addition, we sell six inch sapphire wafers that are used for Silicon-on-Sapphire (“SoS”) RFICs, as well as products for aerospace, sensor and other applications. We have also extended our technology, which gives us the ability to produce cores and wafers of up to twelve inches in diameter to support next-generation LED and RFIC production. In addition, we have developed the ability to produce large diameter circular and rectangular sapphire windows for use in various optical window applications.

Our revenue consists of sales of sapphire materials sold in core and polished wafer forms in two, three, four, six and eight inch diameters as well as optical materials sold as blanks or polished windows. Products are made to varying specifications, such as crystal planar orientations and thicknesses.

Historically, a significant portion of our revenue has been derived from sales to relatively few customers. For the three months ended March 31, 2012, we had two customers that together accounted for approximately 55% of our revenue, and for the three months ended March 31, 2011, we had three customers that together accounted for approximately 68% of our revenue. Other than as discussed above, none of our customers accounted for more than 10% of our revenue for such periods. Although we are continuing to diversify and expand our customer base, we expect our revenue to continue to be concentrated among a small number of customers. We expect that our significant customers may change from period to period.

We recognize revenue upon shipment to our customers. We derive a significant portion of our revenue from customers outside of the U.S. In most periods, the majority of our sales are to the Asian market and we expect that region to continue to be a major source of revenue for us. All of our revenue is denominated in U.S. dollars.

We manufacture and ship our products from our facilities in the Chicago metropolitan area and from our facility in Penang, Malaysia. We have approximately 237,000 square feet of manufacturing and office space in Batavia, Franklin Park and Bensenville, Illinois and a 65,000 square foot facility in Penang, Malaysia, which processes sapphire grown by us in our Illinois facilities into finished cores and wafers. Our Malaysia facility currently finishes the majority of our core processing and produces production volumes of polished wafers. In March 2012, we acquired additional land in Batavia, Illinois to expand our crystal growth capacity. We have not yet determined when we will begin construction on this facility.

Our cost of goods sold consists primarily of manufacturing materials, labor, manufacturing-related overhead such as utilities, depreciation and rent, provisions for excess and obsolete inventory reserves, freight and warranties. We manufacture our products at our Illinois and Malaysia manufacturing facilities based on customer orders. We purchase materials and supplies to support such current and expected future demand. We are subject to variations in the cost of raw materials and consumables from period to period because we do not have long-term fixed-price agreements with most of our suppliers.

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

We account for income taxes under the asset and liability method whereby the expected future tax consequences of temporary differences between the book value and the tax basis of assets and liabilities are recognized as deferred tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to be recognized. At December 31, 2011, we had federal and state net operating loss carryforwards (“NOLs”) of $22.0 million and $42.0 million, respectively. We have updated our analysis of ownership changes that limit the utilization of the NOLs. This analysis shows an ownership change, but we believe that we are not restricted in our ability to use the full amount of the NOLs. A full valuation allowance was provided and no tax benefit was recorded until we could conclude that it is more likely than not that our deferred tax assets will be realized. During the six months ended June 30, 2011, we concluded that based on the current level of sustainable profitability that generates taxable income, it is more likely than not that our deferred tax assets will be realizable. With the release of the valuation allowance, we began recording federal and certain state and non-U.S. income taxes attributable to the fiscal year’s pre-tax income. The Illinois State Legislature has suspended the use of NOLs for taxable years ending after December 31, 2010 and before December 31, 2014 and has increased the corporate income tax rate which unfavorably impacts our effective tax rate. Our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated. Our effective tax rate could also fluctuate due to changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, or accounting principles, as well as certain discrete items.

We anticipate our capital expenditures will be between $25 million to $30 million for the full year 2012. These expenditures will be primarily for purchases of equipment for our Malaysia facility, our raw material processing and new product development. Our capital expenditures in the three months ended March 31, 2012 were $4.6 million.

RESULTS OF CONSOLIDATED OPERATIONS THREE MONTHS ENDED March 31, 2012 AND 2011

The following table sets forth our consolidated statements of operations for the periods indicated:

	Three months ended March 31,
	2012	2011
	(in millions)
Revenue	$10.2	$38.0
Cost of goods sold	13.6	14.0

Gross profit (loss)	(3.4)	24.0

Operating expenses:
General and administrative	2.3	2.9
Sales and marketing	0.5	0.4
Research and development	0.5	0.4

Total operating expenses	3.3	3.7

Income (loss) from operations	(6.7)	20.3
Other income (expense)	0.4	—

Income (loss) before income taxes	(6.3)	20.3
Income tax benefit (expense)	2.9	1.2

Net income (loss)	$(3.4)	$19.1

The following table sets forth our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Three months ended March 31,
	2012	2011
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	134	37

Gross profit (loss)	(34)	63

Operating expenses:
General and administrative	22	8
Sales and marketing	5	1
Research and development	5	1

Total operating expenses	32	10

Income (loss) from operations	(66)	53
Other income (expense)	4	—

Income (loss) before income taxes	(62)	53
Income tax benefit (expense)	29	3

Net income (loss)	(33)%	50%

Revenue. Revenue was $10.2 million for the three months ended March 31, 2012 and $38.0 million for the three months ended March 31, 2011, a decrease of $27.8 million due to excess inventory in the LED supply chain. We experienced a decrease in revenue from our products sold into the LED market. Revenue from the sale of core products for the three months ended March 31, 2012 decreased by $24.8 million, of which $14.7 million was attributed to lower pricing and $10.1 million was due to decreased volume, as a result of reduced demand. We also experienced lower revenue from sales of our polished wafers by $3.2 million which was the result of $7.6 million lower sales of polished wafers to the LED market offset in part by a $4.4 million increase in polished wafers sold to the SoS market. We had no sales of polished wafers to our largest LED customer for the three months ended March 31, 2012 as that customer had an excess of sapphire wafers. Based on our new agreement with this customer, we expect orders to resume in June of this year. Of the $3.2 million reduction in revenue from polished wafers, $207,000 was attributable to lower volume and $3.0 million was attributable to lower prices. We also had higher revenue of $295,000 from optical products due to increased sales of sapphire for sensor and instrumentation applications. While demand for our core products has improved from quarter four 2011, pricing remains low. We expect pricing to slowly recover throughout 2012. We have continued to experience limited demand for our LED polished wafers, but expect that to improve in the second half of 2012. However, we operate in an extremely volatile market, so the amount of price or volume change is difficult to predict.

Gross profit. Gross (loss) profit was $(3.4) million for the three months ended March 31, 2012 compared to $24.0 million for the three months ended March 31, 2011, a decrease of $27.4 million. The decrease in gross profit is primarily attributable to decreased pricing for our products as well as lower sales volumes which is attributable to the reduced demand from the LED market due to the buildup of excess inventory in the supply chain. We also incurred unusually high scrap rates in the three months ended March 31, 2012 which increased our cost of goods sold. This higher than normal scrap rate was primarily associated with bringing wafers produced prior to signing a new customer contract to the revised specifications called for under the new contract with that customer. Production of new wafers under this contract is not expected to generate above normal scrap as the customer specifications are within standard process capabilities. In addition, due to the lower demand, we were not operating at capacity and recorded costs associated with under utilization of equipment and staff of $1.1 million as an expense.

General and administrative expenses. G&A expenses were $2.3 million for the three months ended March 31, 2012 and $2.9 million for the three months ended March 31, 2011, a decrease of $615,000. The decrease was primarily due to $561,000 from lower employee compensation costs including salary and stock based compensation expense, $288,000 from lower bad debt expense as a result of several large collections that significantly decreased our receivables balance, and $71,000 due to lower audit and tax consulting expenses attributed to the timing of billing. These decreases were partially offset by an increase of $271,000 in legal and other consulting expenses.

Sales and marketing expenses. Sales and marketing expenses were $456,000 for the three months ended March 31, 2012 and $377,000 for the three months ended March 31, 2011, an increase of $79,000. The increase in sales and marketing expenses is primarily attributable to increased costs for marketing services and exhibitions of $43,000, additional employee compensation costs of $19,000 and increased travel expenses of $22,000.

Research and development expenses. R&D expenses were $476,000 for the three months ended March 31, 2012 and $427,000 for the three months ended March 31, 2011, an increase of $49,000. The increase is attributable to higher employee compensation costs of $80,000 due to an increase in headcount and increased travel expenses of $20,000. These increases were partially offset by a decrease of $52,000 in spending on research projects.

Other income. Other income was $375,000 for the three months ended March 31, 2012 and $81,000 for the three months ended March 31, 2011, an increase in net other income of $294,000. The increase was primarily due to an increase in foreign currency translation gains of $348,000 partially offset by a lower interest income of $54,000 on lower interest rates.

Income tax expenses. Income tax benefit was $2.9 million for the three months ended March 31, 2012 and income tax expense was $1.2 million for the three months ended March 31, 2011, a decrease of our income tax expense of $4.1 million. Our effective tax rate was 46.3% and 6.1% for the three months ended March 31, 2012 and 2011, respectively. For the three months ended March 31, 2012, the tax provision is based on an estimated statutory effective tax rate. For the three months ended March 31, 2011, we were subject only to state taxes due to a full valuation allowance and the Illinois State Legislature suspension of the use of NOLs. To the extent full year pretax income varies from the end of the most recent interim period, the actual tax provision recognized in 2012 could be different than the tax provision for the three months ended March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations using a combination of issuances of common stock and cash generated from our operations.

As of March 31, 2012, we had cash and short term investments totaling $55.0 million, including cash of $9.3 million held in deposits at major banks, $5.2 million invested in money market funds and $40.5 million invested in commercial paper, corporate notes and bonds and U.S. treasury securities. Our long term investment consists of a $2.0 million investment in Peregrine Semiconductor, Corp. (one of our customers) Series D1 preferred stock.

Cash flows from operating activities

The following table represents the major components of our cash flows from operating activities for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011
	(in millions)
Net income (loss)	$(3.4)	$19.1
Non-cash items:
Depreciation and amortization	2.9	2.0
Stock based compensation and other, net	0.5	0.9
Deferred taxes	(2.8)	—

Total non-cash items:	0.6	2.9

Working capital:
Accounts receivable	20.3	(4.0)
Inventories	(9.4)	(0.1)
Prepaid expenses and other current assets	4.7	(1.7)
Accounts payable	(6.7)	(3.5)
Other accruals	(1.2)	3.5

Total working capital items:	7.7	(5.8)

Net cash provided by operating activities	$4.9	$16.2

Cash provided by operating activities was $4.9 million for the three months ended March 31, 2012. During such period, we generated net loss of $(3.4) million, incurred non-cash expenses of $641,000, and net working capital change of $7.7 million. The net working capital change was comprised of a decrease in accounts receivable of $20.3 million due to significant collections from several customers, a decrease in prepaid expenses of $4.7 million primarily due to a decrease in purchases of furnace construction and replacement parts and items used in the polishing of wafers, an increase in inventory of $9.4 million primarily due to an increase in our stock of raw material and sapphire boules, a decrease in accounts payable of $6.7 million due to timing of payments and a decrease in other accruals of $1.2 million.

Cash provided by operating activities was $16.2 million for the three months ended March 31, 2011. During such period, we generated net income of $19.1 million, incurred non-cash expenses of $2.9 million, and net working capital change of $5.8 million. The net working capital change was comprised of an increase in accounts receivable of $4.0 million due to higher sales volumes, a decrease in accounts payable of $3.5 million due to timing of payments, an increase in other accruals of $3.5 million consisting primarily of an increase in advance customer payments of $1.8 million and an establishment of an accrual for income taxes of $1.2 million, and an increase in prepaid expenses of $1.7 million primarily due an overall increase in other inventory supplies on hand to support increased production levels.

Cash flows from investing activities

The following table represents the major components of our cash flows from investing activities for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011
	(in millions)
Purchases of property and equipment:
Machinery & equipment for crystal growth	(2.4)	(7.5)
Land for additional crystal growth facility	(1.7)	(0.7)
Increase capacity in other areas	(0.5)	(2.9)

Total purchases of property and equipment:	(4.6)	(11.1)

Purchases of investments	(0.6)	—
Proceeds from sales of investments	10.8	0.7

Net cash provided by (used in) investing activities	$5.6	$(10.4)

Net cash provided by investing activities was $5.6 million for the three months ended March 31, 2012. During the three months ended March 31, 2012, we used approximately $4.6 million on the purchase of land and equipment. This was offset by net proceeds from the sale of investments of $10.2 million.

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

We are continuing to equip our facilities in Malaysia and in March 2012, purchased additional land in Batavia, Illinois for our next crystal growth facility. We have not yet decided on the timing of the construction of this new facility. We also plan on purchasing equipment for our raw material preparation and for new product development. The timing of future capital expenditures on these projects will depend upon our judgment concerning the markets for our product. This timing is difficult to predict but we estimate our total capital expenditures for 2012 to be between $25 million to $30 million.

Cash flows from financing activities

Net cash provided by financing activities was $47,000 and $728,000 for the three months ended March 31, 2012 and 2011, respectively. Net cash provided by financing activities for the three months ended March 31, 2012 represents $4,000 in net proceeds from the exercise of stock options, and $43,000 from a decrease in restricted cash.

Net cash provided by financing activities for the three months ended March 31, 2011 reflects the proceeds from the exercise of stock options of $736,000 partially offset by an increase in restricted cash of $8,000.

Future liquidity requirements

We believe that our existing cash, cash equivalents, investments and anticipated cash flows from operating activities will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our cash needs include cash required to fund our operations, the capital needed to fund our planned expansion in the U.S. and Asia and investments in new product development. If the assumptions underlying our business plan regarding future revenues and expenses change, or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or convertible debt securities. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we obtain debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. If we are unable to obtain financing on terms favorable to us, we may be unable to successfully execute our business plan.

Contractual obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments at March 31, 2012. Changes in our business needs, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are complex and necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table sets forth information relating to our contractual obligations at March 31, 2012:

	Payments due in
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Purchase order obligations	$4.8	$4.8	—	—	—
Building improvement obligations	0.1	0.1	—	—	—

Total contractual obligations	$4.9	$4.9	$—	$—	$—

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

Inventory valuation

We value our inventory at the lower of cost or market. Market is determined based on net realizable value. Cost for raw materials, work in process and finished goods are based on actual costs on a first-in, first-out basis. We establish inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based on customer required specifications. We evaluate the ability to realize the value of our inventory based on a combination of factors, including forecasted sales, estimated current and future market value and changes in customers’ product specifications. Our method of estimating excess and obsolete inventory has remained consistent for all periods presented. However, if our recognition of excess or obsolete inventory is, or if our estimates of our inventory’s potential utility become, less favorable than currently expected, additional inventory reserves may be required. We determine our normal operating capacity and record as expense costs attributable to lower utilization of equipment and staff. For the three months ended March 31, 2012, we determined we were not operating at capacity and recorded as expense costs associated with under utilization of equipment and staff of $1.1 million. Although we expect demand to improve throughout the year, it is likely we will incur more costs due to lower utilization of equipment and staff in 2012.

Investments

We invest available cash primarily in investment grade commercial paper, corporate notes and government securities. Investments classified as available-for-sale securities are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Investments in trading securities are reported at fair value, with both realized and unrealized gains and losses recorded in other income (expense), net in the Consolidated Statement of Operations. Investments in which we have the ability and intent, if necessary, to liquidate in order to support our current operations are classified as short-term. Our long-term investments at March 31, 2012 consist of a $2.0 million investment in Peregrine Semiconductor Corp. (a customer) Series D-1 Preferred shares.

We review our available-for-sale securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When we conclude that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Consolidated Statement of Operations. As of March 31, 2012, no impairment was recorded.

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

The expected term represents the weighted-average period that our stock options are expected to be outstanding and is based upon the vesting term of our options, a review of a peer group of companies, and expected exercise behavior. Until November 2007, we were operating as a private company, and, as a result, we were unable to use our actual price volatility data. Therefore, we estimate the volatility of our common stock based on volatility of similar entities over the expected term of our stock options. We base the risk-free interest rate that we use in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and, therefore, use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The current forfeiture rate of 16.59% was based on our past history of forfeitures.

We allocate stock based compensation costs using a straight-line method which amortizes the fair value of each option on a straight-line basis over the service period. Based on the variables affecting the valuation of our common stock and the method used for allocating compensation costs, we recognized $453,000 in stock compensation expense during the three months ended March 31, 2012.

All option grants made during the three months ended March 31, 2012 and 2011 were granted at an exercise price per share equal to the closing market price of our common stock on the date of grant. Therefore, there is no intrinsic value because the exercise price per share of each option was equal to the fair value of the common stock on the date of grant.

Based on the fair market value of the common stock at March 31, 2012, there is no aggregate intrinsic value for options outstanding and exercisable.

Income tax valuation allowance

Evaluating the need for and amount of a valuation allowance for deferred tax assets requires significant judgment and extensive analysis of all the positive and negative evidence available to determine whether all or some portion of the deferred tax assets will not be realized. A valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50 percent) that they will not be realized. In general, “realization” refers to the incremental benefit achieved through the reduction in future taxes payable or an increase in future taxes refundable from the deferred tax assets, assuming that the underlying deductible differences and carryforwards are the last items to enter into the determination of future taxable income. In determining our valuation allowance, we consider the source of taxable income, including taxable income in prior carryback years, future reversals of existing temporary differences, the required use of tax planning strategies, and future taxable income exclusive of reversing temporary differences and carryforwards. During the six months ended June 30, 2011, management concluded that, based on the current level of sustainable profitability that generates taxable income, that it is more likely than not that our deferred tax assets will be realizable. With the release of the valuation allowance, federal and certain state and non-U.S. income taxes attributable to the fiscal year’s pre-tax income were provided for in the period.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which eliminated the option to present comprehensive income and its components in the statement of equity. The Company has adopted the requirements of ASU 2011-05 effective January 1, 2012.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2012, there have been no material changes in the off-balance sheet arrangements disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For the first three months ended March 31, 2012, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Management’s evaluation of disclosure controls and procedures

Based on evaluations at March 31, 2012, our chief executive officer and chief financial officer (together, our “certifying officers”), with the participation of the management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting

Our certifying officers have concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

From time to time we may be named in claims arising in the ordinary course of business. Currently, there are no legal proceedings or claims pending against us or involving us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business or financial condition.

ITEM 1A.	RISK FACTORS

Our business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond our control. We have identified a number of these risk factors in our Annual Report on Form 10-K for the year ended December 31, 2011, which factors should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In August 2011, we announced a repurchase plan approved by our Board of Directors authorizing the purchase of up to $25.0 million of our outstanding common stock over a period of two years. The stock repurchase program authorizes us to purchase shares of our common stock in the open market at times and prices considered appropriate by us depending upon prevailing market conditions and other corporate considerations. There were no purchases made by us during the quarter ended March 31, 2012 pursuant to this repurchase plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits filed or incorporated by reference as a part of this report are listed in the Index to Exhibits which appears following the signature page to this Quarterly Report on Form 10-Q and is incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 2012.

Rubicon Technology, Inc.

By	/s/ Raja M. Parvez
Raja M. Parvez
Chief Executive Officer and President
(Principal Executive Officer)

By	/s/ William F. Weissman
William F. Weissman
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

The Exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Incorporation by Reference
3.1	Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to Amendment No. 2, to the registrant’s Registration Statement on Form S-1 (File No. 333-145880) filed on November 1, 2007

3.2	Amendment No. 1 to Eight Amended and Restated Certificate of Incorporation	Filed as Appendix A to the registrant’s Definitive Proxy statement on Schedule 14A, filed on April 29, 2011

3.3	Amended and Restated Bylaws of Rubicon Technology, Inc.	Filed as Exhibit 3.3 to Amendment No. 2, to the registrant’s Registration Statement on Form S-1 (File No. 333-145880) filed on November 1, 2007

10.1+	Master Purchase Agreement dated as of February 3, 2012 by and between Rubicon Technology, Inc. and [***]. +

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from our quarterly report on Form 10-Q for the quarter ended March 31, 2012 are formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operation, (iii) consolidated statements of cash flows and (iv) notes to the consolidated financial statements

+	Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.