Form 10-Q
period 2012-06-30
Rubicon Technology, Inc.
filed 2012-08-08
CIK 1410172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2012

or

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

As of August 3, 2012 the Registrant had 22,533,608 shares of common stock, par value $0.001 per share, outstanding.

RUBICON TECHNOLOGY, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended June 30, 2012

PART I FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

Rubicon Technology, Inc.

Consolidated balance sheets

	June 30, 2012	December 31, 2011
	(unaudited)
	(in thousands other than share data)
Assets
Cash and cash equivalents	$21,774	$4,290
Restricted cash	166	189
Short-term investments	29,928	50,528
Accounts receivable	5,692	30,655
Accounts receivable, related parties	3,624	1,989
Inventories	38,813	22,823
Other inventory supplies	15,548	17,613
Prepaid expenses and other current assets	2,026	4,491
Deferred tax assets	3,078	3,078

Total current assets	120,649	135,656
Property and equipment, net	121,404	120,931
Investments	2,000	2,000
Other assets	1,550	1,365

Total assets	$245,603	$259,952

Liabilities and stockholders’ equity
Accounts payable	$7,041	$12,831
Accrued payroll	1,222	1,578
Accrued and other current liabilities	1,271	1,570
Corporate income and franchise taxes	321	612
Advance payments	948	9

Total current liabilities	10,803	16,600
Deferred tax liability	10,218	15,121

Total liabilities	21,021	31,721

Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 undesignated shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 45,000,000 shares authorized and 24,308,452 and 24,289,723 shares issued; 22,533,608 and 22,514,879 shares outstanding	24	24
Additional paid-in capital	333,111	332,119
Treasury stock, at cost, 1,774,844 shares	(12,148)	(12,148)
Accumulated other comprehensive loss	(12)	(50)
Accumulated deficit	(96,393)	(91,714)

Total stockholders’ equity	224,582	228,231

Total liabilities and stockholders’ equity	$245,603	$259,952

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of operations

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(unaudited) (in thousands, other than share data)
Revenue	$17,003	$43,028	$27,210	$80,998
Cost of goods sold	16,992	15,828	30,607	29,823

Gross profit (loss)	11	27,200	(3,397)	51,175
Operating expenses:
General and administrative	2,044	3,056	4,350	5,977
Sales and marketing	473	388	929	765
Research and development	597	410	1,073	837
(Gain) loss on disposal of assets	(5)	7	(5)	7

Income (loss) from operations	(3,098)	23,339	(9,744)	43,589

Other income:
Interest income	23	64	56	151
Realized gain (loss) on foreign currency translation	(311)	—	31	(6)

Total other income (expense)	(288)	64	87	145

Income (loss) before income taxes	(3,386)	23,403	(9,657)	43,734
Income tax benefit (expense)	2,074	(13,495)	4,978	(14,722)

Net income (loss)	$(1,312)	$9,908	$(4,679)	$29,012

Net income (loss) per common share
Basic	$(0.06)	$0.43	$(0.21)	$1.26

Diluted	$(0.06)	$0.41	$(0.21)	$1.21

Weighted average common shares outstanding used in computing net income (loss) per common share
Basic	22,518,364	23,031,039	22,516,451	23,012,326

Diluted	22,518,364	23,928,408	22,516,451	23,936,026

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of comprehensive income (loss)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(unaudited) (in thousands)
Net income (loss)	$(1,312)	$9,908	$(4,679)	$29,012
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax	—	4	42	(18)
Unrealized gain (loss) on currency translation	(1)	(1)	(4)	(2)

Other comprehensive income (loss)	(1)	3	38	(20)

Comprehensive income (loss)	$(1,313)	$9,911	$(4,641)	$28,992

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of cash flows

	Six months ended June 30,
	2012	2011
	(unaudited) (in thousands)
Cash flows from operating activities
Net income (loss)	$(4,679)	$29,012
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	5,893	4,265
Net (gain) loss on disposal of assets	(5)	7
Stock-based compensation	988	1,750
Deferred taxes	(4,903)	(3,329)
Excess tax benefits from stock-based compensation	—	(10,711)
Changes in operating assets and liabilities:
Accounts receivable	23,328	(12,567)
Inventories	(15,978)	(1,442)
Other inventory supplies	2,077	(3,589)
Prepaid expenses and other assets	2,280	141
Accounts payable	(5,835)	(825)
Accrued payroll	(358)	(888)
Corporate income and franchise taxes	(285)	12,389
Advanced payments	939	(719)
Accrued and other current liabilities	(311)	1,264

Net cash provided by operating activities	3,151	14,758

Cash flows from investing activities
Purchases of property and equipment	(6,371)	(25,385)
Proceeds from disposal of assets	10	—
Proceeds from sale of investments	20,642	3,113

Net cash provided by (used in) investing activities	14,281	(22,272)

Cash flows from financing activities
Proceeds from exercise of options	4	741
Restricted cash	23	(9)
Excess tax benefits from stock-based compensation	—	10,711

Net cash provided by financing activities	27	11,443

Net effect of currency translation	25	(29)
Net increase in cash and cash equivalents	17,484	3,900
Cash and cash equivalents, beginning of period	4,290	16,073

Cash and cash equivalents, end of period	$21,774	$19,973

Supplemental disclosures of cash flow information
Cash paid for income taxes	$—	$5,420
Supplemental disclosures of non-cash transactions
Unrealized (gain) loss on investments	$(42)	$18

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

1. BASIS OF PRESENTATION

Interim financial data

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements and should be read in conjunction with Rubicon Technology, Inc.’s (the “Company”) annual report filed on Form 10-K for the fiscal year ended December 31, 2011. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Consolidated operating results for the three and six months periods ended June 30, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012.

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

The Company reviews its available-for-sale securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. The Company considers various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, its ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When the Company concludes that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Consolidated Statement of Operations. As of June 30, 2012, no impairment was recorded.

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

The following table shows the activity of the allowance for doubtful accounts:

	June 30, 2012	December 31, 2011
	(in thousands)
Beginning balance	$378	$194
Charges to costs and expenses	(260)	1,873
Accounts charged off, less recoveries	(4)	(1,689)

Ending balance	$114	$378

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

	June 30, 2012	December 31, 2011
	(in thousands)
Raw materials	$17,775	$7,835
Work in progress	17,035	9,776
Finished goods	4,003	5,212

	38,813	22,823

Property and equipment

Property and equipment consisted of the following:

	June 30, 2012	December 31, 2011
	(in thousands)
Land and land improvements	$4,133	$2,540
Buildings	28,527	26,915
Machinery, equipment and tooling	101,869	98,276
Leasehold improvements	7,696	7,712
Furniture and fixtures	941	834
Information systems	986	954
Construction in progress	16,960	17,530

Total cost	161,112	154,761
Accumulated depreciation and amortization	(39,708)	(33,830)

Property and equipment, net	$121,404	$120,931

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

Diluted net loss per share is the same as basic net loss per share for the three and six months ended June 30, 2012 because the effects of potentially dilutive securities are anti-dilutive.

At June 30, 2012, the Company had the following anti-dilutive securities outstanding which were excluded from the calculation of diluted net loss per share:

June 30, 2012
Warrants	177,153
Stock options	326,343

503,496

Accumulated comprehensive income (loss)

Accumulated comprehensive income (loss) is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive income (loss) includes net earnings (loss) and other non-owner changes in equity that bypass the statement of operations and are reported in a separate component of equity. The following table shows the activity of accumulated comprehensive income (loss):

	June 30, 2012	December 31, 2011
	(in thousands)
Beginning Balance	$(50)	$(10)
Unrealized gain (loss) on investments	42	(42)
Unrealized gain (loss) on currency translation	(5)	2

Ending Balance	$(12)	$(50)

3. SEGMENT INFORMATION

The Company evaluates operations as one reportable segment, as it only reports profit and loss information on an aggregate basis to its chief operating decision maker.

Revenue is attributed by geographic region based on ship-to location of the Company’s customers. The following table summarizes revenue by geographic region:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
France	$3,486	$246	$6,237	$356
Taiwan	3,547	22,196	5,240	45,638
United States	2,461	3,100	4,586	5,011
Australia	2,612	14	3,728	14
China	1,729	2,064	2,580	2,958
Korea	2,403	9,572	2,403	16,985
Japan	73	4,863	340	8,503
Other	692	973	2,096	1,533

Total Revenue	$17,003	$43,028	$27,210	$80,998

The following table summarizes revenue by product type:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Core	$5,315	$27,447	$8,073	$55,020
Polished	10,448	14,048	16,129	22,960
Optical	1,208	1,538	2,967	3,003
Other	32	(5)	41	15

Total Revenue	$17,003	$43,028	$27,210	$80,998

The following table summarizes assets by geographic region:

	June 30, 2012	December 31, 2011
	(in thousands)
United States	$211,186	$223,430
Malaysia	34,385	36,492
Other	32	30

Total Assets	$245,603	$259,952

4. INVESTMENTS

The Company invests available cash primarily in investment grade commercial paper, corporate notes and government securities. The Company’s short-term investments balance of $29.9 million as of June 30, 2012, is comprised of U.S. Treasury securities of $3.5 million, corporate notes and bonds of $7.1 million and commercial paper of $19.3 million. The Company’s investments are classified as available-for-sale securities and are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive income (loss).

The Company’s long-term investment at June 30, 2012 consists of a $2.0 million investment in Peregrine Semiconductor, Corp. (a customer) Series D-1 Preferred shares and is accounted for as a cost method investment. The value is adjusted for impairment based on review of Peregrine’s financial position. No impairment was noted as of June 30, 2012.

The following table presents the amortized cost and gross unrealized gains and losses on all securities at June 30, 2012:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term Investments:
U.S. Treasury securities and agency (taxable)	$3,500	$—	$1	$3,499
Corporate Notes and Bonds (taxable)	7,138	—	3	7,135
Commercial Paper (taxable)	19,297	—	3	19,294

Total short-term investments	$29,935	$—	$7	$29,928

Long-term Investments:
Peregrine Semiconductor, Corp. Series D-1 Preferred shares	$2,000	$—	$—	$2,000

The following table presents the amortized cost, and gross unrealized gains and losses on all securities at December 31, 2011:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term Investments:
U.S. Treasury securities and agency (taxable)	$4,500	$—	$—	$4,500
Corporate Notes/Bonds (taxable)	37,085	—	37	37,048
Commercial Paper (taxable)	8,992	—	12	8,980

Total short-term investments	$50,577	$—	$49	$50,528

Long-term Investments:
Peregrine Semiconductor, Corp. Series D-1 Preferred shares	$2,000	$—	$—	$2,000

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2012:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash Equivalents:
Money market funds	$15,735	$—	$—	$15,735
Investments:
Available-for-sales securities—current
U.S. Treasury securities and agency	—	3,499	—	3,499

	Level 1	Level 2	Level 3	Total
	(in thousands)
Corporate notes/bonds	—	7,135	—	7,135
Commercial paper	—	19,294	—	19,294

Total	$15,735	$29,928	$—	$45,663

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash Equivalents:
Money market funds	$839	$—	$—	$839
Investments:
Available-for-sales securities—current:
U.S. Treasury securities and agency	—	4,500	—	4,500
Corporate notes/bonds	—	37,048	—	37,048
Commercial paper	—	8,980	—	8,980

Total	$839	$50,528	$—	$51,367

In addition to the debt securities noted above, the Company had approximately $6.0 million and $3.5 million of time deposits included in cash and cash equivalents as of June 30, 2012 and December 31, 2011, respectively.

5. RELATED PARTY TRANSACTIONS

In November 2008, the Company purchased 1,345,444 shares of Peregrine Series D-1 Preferred shares for a total of $2.0 million, which represents less than 1% of Peregrine’s shares outstanding. The terms and stock price of the purchase were the same as for the other investors who participated. Peregrine is a customer of the Company. For the three and six months ended June 30, 2012, revenue from Peregrine was $7.4 million and $12.0 million, respectively. As of June 30, 2012 and December 31, 2011, accounts receivable from Peregrine were $3.6 million and $2.0 million, respectively. The pricing terms and conditions of the sales to Peregrine are similar to those available to the Company’s other non-related customers.

6. SIGNIFICANT CUSTOMERS

For the three months ended June 30, 2012, the Company had three customers that accounted for approximately 44%, 14% and 14% of revenue and for the three months ended June 30, 2011, the Company had three customers that accounted for approximately 26%, 22% and 17% of revenue. For the six months ended June 30, 2012, the Company had one customer that accounted for approximately 44% of revenue and no other customer that accounted for more than 10% of revenue. For the six months ended June 30, 2011, the Company had three customers that accounted for approximately 28%, 20% and 18% of revenue.

Customers individually representing more than 10% of trade receivables accounted for approximately 76% and 89% of accounts receivable as of June 30, 2012 and December 31, 2011, respectively. The Company grants credit to customers based on an evaluation of their financial condition. Losses from credit sales are provided for in the financial statements.

7. STOCKHOLDERS’ EQUITY

Common Stock

As of June 30, 2012, the Company had reserved 2,120,944 shares of common stock for issuance upon the exercise of outstanding common stock options. Also, 2,213,279 shares of the Company’s common stock were reserved for future grants of stock options (or other similar equity instruments) under the Company’s 2007 Stock Incentive Plan (the “2007 Plan”) as of June 30, 2012. In addition, 281,561 shares of the Company’s common stock were reserved for future exercise of outstanding warrants as of June 30, 2012.

Warrants

For the three and six months ended June 30, 2012, no common stock warrants were exercised. At June 30, 2012 and December 31, 2011, there were 281,561 common stock warrants outstanding.

Treasury Stock

On August 4, 2011, the Company authorized a stock repurchase program to purchase up to $25.0 million of its common stock over a period of two years. The stock repurchase program authorizes the Company to repurchase its shares of common stock in the open market at times and prices considered appropriate by the Company depending upon prevailing market conditions and other corporate considerations. The treasury shares are accounted for using the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. The Company did not repurchase any shares during the three and six months ended June 30, 2012.

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

The Company uses the Black-Scholes option pricing model to value stock options issued after January 1, 2006. The Company uses historical stock prices of companies which it considers as a peer group as the basis for its volatility assumptions. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The expected term is based upon the vesting term of the Company’s options, a review of a peer group of companies, and expected exercise behavior. The forfeiture rate is based on past history of forfeited options. The expense is being allocated using the straight-line method. For the three and six months ended June 30, 2012, the Company recorded $454,000 and $907,000 respectively, of stock compensation expense. For the three and six months ended June 30, 2011, the Company recorded $843,000 and $1.7 million, respectively, of stock compensation expense. As of June 30, 2012, the Company has $4.1 million of total unrecognized compensation cost related to non-vested awards granted under the Company’s stock-based plans that it expects to recognize over a weighted-average period of 2.42 years. The Company accounts for options issued prior to January 1, 2006 under the intrinsic value method.

The following table summarizes the activity of the stock incentive and equity plans as of June 30, 2012 and changes during the six months then ended:

	Shares available for grant	Number of options outstanding	Weighted- average option exercise price	Number of restricted stock and board shares issued
At December 31, 2011	2,259,999	2,093,108	$13.45	42,587
Granted	(62,595)	45,250	9.85	17,345
Exercised	—	(1,385)	3.99	—
Cancelled/forfeited	15,875	(16,029)	15.38	—

At June 30, 2012	2,213,279	2,120,944	$13.35	59,932

The Company’s aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock. Based on the fair market value of the common stock at June 30, 2012, there was no intrinsic value of the options outstanding and exercisable. Based on the fair market value of the common stock at June 30, 2011, the intrinsic value for the options outstanding and exercisable was $5.6 million. The weighted average fair value per share of options granted for the six months ended June 30, 2012 was $9.85 and the fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model using an expected term of 5.0 years, risk-free interest rates of 0.83%-1.04%, expected volatility of 52% and no dividend yield. The Company used an expected forfeiture rate of 16.59%.

For the three and six months ended June 30, 2012, the Company recorded $41,000 and $81,000, respectively, of stock compensation expense related to restricted stock. For the three and six months ended June 30, 2011, the Company recorded $41,000 and $84,000, respectively, of stock compensation expense related to restricted stock.

A summary of the Company’s non-vested options during the six month period ended June 30, 2012 is presented below:

	Options	Weighted-average exercise price
Non-vested at January 1, 2012	1,313,177	$15.42
Granted	45,250	9.85
Vested	(389,662)	14.31
Forfeited	(14,050)	17.44

Non-vested at June 30, 2012	954,715	$15.59

An analysis of restricted stock issued is as follows:

Non-vested restricted stock as of December 31, 2011	1,931
Granted	17,345
Vested	(6,267)

Non-vested restricted stock as of June 30, 2012	13,009

9. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company has entered into agreements to purchase equipment and components to construct furnaces. These agreements will result in the Company purchasing equipment or components for a total cost of approximately $4.5 million with deliveries occurring through October 2012.

Litigation

From time to time, the Company experiences routine litigation in the normal course of its business. The management of the Company does not believe any pending litigation will have a material adverse effect on the financial condition or results of operations of the Company.

10. INCOME TAXES

The Company is subject to income taxes in the U.S. and Malaysia. In accordance with the provisions of ASC Topic 740 “Income Taxes”, the Company assesses on a quarterly basis its ability to realize its deferred tax assets. The tax provision for the three and six months ended June 30, 2012 is based on an estimated effective tax rate which requires the Company to make its best estimate of annual pretax income. The Company recorded for the three and six months ended June 30, 2012 a tax benefit of $2.1 million and $5.0 million, respectively, for an effective tax rate of 61.3% and 51.5%, respectively. The Company recorded for the three and six months ended June 30, 2011 a tax expense of $13.5 million and $14.7 million, respectively, for an effective tax rate of 57.7% and 33.7%, respectively. For the three and six months ended June 30, 2012, the difference between the Company’s effective tax rate and the U.S. federal 35% statutory rate was primarily related to profits recorded in the Company’s Malaysia operation for which the Company has a tax holiday, state tax expense, intercompany interest taxable in the U.S., and the reversal of an unrecognized tax benefit.

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

Historically, a significant portion of our revenue has been derived from sales to relatively few customers. For the three months ended June 30, 2012, we had three customers that accounted for approximately 72% of our revenue and for the three months ended June 30, 2011, we had three customers that accounted for approximately 65% of our revenue. For the six months ended June 30, 2012, we had one customer that accounted for approximately 44% of our revenue and for the six months ended June 30, 2011, we had three customers that accounted for approximately 66% of our revenue. Other than as discussed above, none of our customers accounted for more than 10% of our revenue for such periods. Although we are continuing to diversify and expand our customer base, we expect our revenue to continue to be concentrated among a small number of customers. We expect that our significant customers may change from period to period.

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

We account for income taxes under the asset and liability method whereby the expected future tax consequences of temporary differences between the book value and the tax basis of assets and liabilities are recognized as deferred tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to be recognized. A full valuation allowance was provided and no tax benefit was recorded until we could conclude that it is more likely than not that our deferred tax assets would be realized. During the six months ended June 30, 2011, we concluded that based on the current level of sustainable profitability that generates taxable income, it is more likely than not that our deferred tax assets will be realizable. With the release of the valuation allowance, we began recording federal and certain state and non-U.S. income taxes attributable to the fiscal year’s pre-tax income. The Illinois State Legislature has increased the corporate income tax rate which unfavorably impacts our effective tax rate. Our effective tax rate could fluctuate significantly on a quarterly basis and could be affected to the extent earnings are higher or lower than anticipated. Our effective tax rate could also fluctuate due to changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, or accounting principles, as well as certain discrete items. At December 31, 2011, we had federal and state net operating loss carryforwards (“NOLs”) of $22.0 million and $42.0 million, respectively. The Illinois State Legislature has suspended the use of NOLs for taxable years ending after December 31, 2010 and before December 31, 2014. We have updated our analysis of ownership changes that limit the utilization of the NOLs. This analysis shows an ownership change, but we believe that we are not restricted in our ability to use the full amount of the NOLs.

We anticipate our capital expenditures will be between $18 million and $23 million for the full year 2012. These expenditures will be primarily for purchases of equipment for our Malaysia facility, our raw material processing and new product development. Our capital expenditures in the six months ended June 30, 2012 were $6.4 million.

RESULTS OF CONSOLIDATED OPERATIONS THREE MONTHS ENDED JUNE 30, 2012 AND 2011

The following table sets forth our consolidated statements of operations for the periods indicated:

	Three months ended June 30,
	2012	2011
	(in millions)
Revenue	$17.0	$43.0
Cost of goods sold	17.0	15.8

Gross profit (loss)	—	27.2

Operating expenses:
General and administrative	2.0	3.1
Sales and marketing	0.5	0.4
Research and development	0.6	0.4
(Gain) loss on disposal of assets	—	—

Total operating expenses	3.1	3.9

Income (loss) from operations	(3.1)	23.3
Other income (expense)	(0.3)	0.1

Income (loss) before income taxes	(3.4)	23.4
Income tax benefit (expense)	2.1	(13.5)

Net income (loss)	$(1.3)	$9.9

The following table sets forth our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Three months ended June 30,
	2012	2011
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	100	37

Gross profit (loss)	—	63

Operating expenses:
General and administrative	12	7
Sales and marketing	3	1
Research and development	4	1
(Gain) loss on disposal of assets	—	—

Total operating expenses	19	9

Income (loss) from operations	(19)	54
Other income (expense)	(1)	—

Income (loss) before income taxes	(20)	54
Income tax benefit (expense)	12	(31)

Net income (loss)	(8)%	23%

Revenue. Revenue was $17.0 million for the three months ended June 30, 2012 and $43.0 million for the three months ended June 30, 2011, a decrease of $26.0 million. We experienced a decrease in revenue from our products sold into the LED market. Revenue from the sale of sapphire cores for the three months ended June 30, 2012 decreased by $22.1 million, of which $25.1 million was attributed to lower pricing partially offset by an increase in volume of $3.0 million. We also experienced lower revenue from sales of our polished wafers by $3.6 million, which was the result of $10.5 million lower sales of polished wafers to the LED market offset in part by a $6.9 million increase in polished wafers sold to the SoS market. Of the $3.6 million reduction in revenue from polished wafers, $4.6 million was attributable to lower prices which was offset in part by an increase in volume of $1.0 million. We also had lower revenue of $331,000 from optical products due to a slight decrease in sales of sapphire for sensor and instrumentation applications. While demand for our sapphire cores has improved, pricing remains low. We expect pricing to slowly recover as inventory levels at sapphire producers declines. However, we operate in an extremely volatile market, so the amount of price or volume change is difficult to predict.

Gross profit. Gross profit was $11,000 for the three months ended June 30, 2012 compared to a gross profit of $27.2 million for the three months ended June 30, 2012, a decrease of $27.2 million. The decrease in gross profit is primarily attributable to decreased pricing of our products resulting in decreased revenue.

General and administrative expenses. G&A expenses were $2.0 million for the three months ended June 30, 2012 and $3.1 million for the three months ended June 30, 2011, a decrease of $1.1 million. The decrease was primarily due to $669,000 from lower employee compensation costs, including lower bonus and stock based compensation expense, $242,000 from lower bad debt expense as a result of a lower receivables balance, $127,000 from lower IT expenses, primarily attributed to a decrease in repairs and maintenance, and $38,000 from lower audit and tax consulting expenses attributed to the timing of billings.

Sales and marketing expenses. Sales and marketing expenses were $473,000 for the three months ended June 30, 2012 and $388,000 for the three months ended June 30, 2011, an increase of $85,000. The increase in sales and marketing expenses is attributable to additional employee compensation costs and an increase in marketing samples expense.

Research and development expenses. R&D expenses were $597,000 for the three months ended June 30, 2012 and $410,000 for the three months ended June 30, 2011, an increase of $187,000. The increase was primarily attributable to additional employee compensation costs of $71,000 and additional spending on various projects of $94,000.

Other income (expense). Other (expense) income was $(288,000) for the three months ended June 30, 2012 and $64,000 for the three months ended June 30, 2011, a decrease in other income (expense) of $352,000. The decrease was primarily due to an increase in foreign currency translation losses of $311,000 and a decrease in interest income of $41,000 on lower interest rates.

Income tax expenses. Income tax benefits were $2.1 million for the three months ended June 30, 2012 and income tax expenses were $13.5 million for the three months ended June 30, 2011, a decrease of $15.6 million. Our effective tax rate was 61.3% and 57.7% for the three months ended June 30, 2012 and 2011, respectively. During the three months ended June 30, 2011, management concluded that based on the current level of sustainable profitability that generates taxable income, that it is more likely than not that our deferred tax assets will be realizable. With the release of the valuation allowance, we began recording federal and certain state and non-U.S. income taxes attributable to the fiscal year’s pre-tax income at the statutory rates adjusted for various tax benefits that lower the rate. While we generated a net operating loss for the three months ended June 30, 2012 we believe it is more likely than that not that our deferred tax assets will be realizable and therefore no valuation allowance is required. The effective rate for the three months ended June 30, 2011 reflects a tax charge of approximately $5.5 million, or 23.7%, to provide for additional taxes on pre-tax income earned in the first three months of 2011 as a result of releasing the valuation reserve. The tax provision is based on an estimated annual effective rate which requires us to make our best estimate of annual pretax income. To the extent this pretax income varies from estimates made at the end of the most recent interim period, the actual tax provision recognized in 2012 could be different than the forecasted amount used to estimate the tax provision for the three months ended June 30, 2012. We expect our normalized projected effective tax rate when profitable is between 30% and 35%.

RESULTS OF CONSOLIDATED OPERATIONS SIX MONTHS ENDED JUNE 30, 2012 AND 2011

The following table sets forth our consolidated statements of operations for the periods indicated:

	Six months ended June 30,
	2012	2011
	(in millions)
Revenue	$27.2	$81.0
Cost of goods sold	30.6	29.8

Gross profit (loss)	(3.4)	51.2

Operating expenses:
General and administrative	4.3	6.0
Sales and marketing	1.0	0.8
Research and development	1.1	0.8
(Gain) loss on disposal of assets	—	—

Total operating expenses	6.4	7.6

	Six months ended June 30,
	2012	2011
	(in millions)
Income (loss) from operations	(9.8)	43.6
Other income (expense)	0.1	0.1

Income (loss) before income taxes	(9.7)	43.7
Income tax benefit (expense)	5.0	(14.7)

Net income (loss)	$(4.7)	$29.0

The following table sets forth our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Six months ended June 30,
	2012	2011
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	112	37

Gross profit (loss)	(12)	63

Operating expenses:
General and administrative	16	7
Sales and marketing	4	1
Research and development	4	1
Loss on disposal of assets	—	—

Total operating expenses	24	9

Income (loss) from operations	(36)	54
Other income (expense)	—	—

Income (loss) before income taxes	(36)	54
Income tax benefit (expense)	18	(18)

Net income (loss)	(18)%	36%

Revenue. Revenue was $27.2 million for the six months ended June 30, 2012 and $81.0 million for the six months ended June 30, 2011, a decrease of $53.8 million. We experienced a decrease in revenue from our products sold to the LED market. Revenue from the sale of sapphire cores for the six months ended June 30, 2012 decreased by $46.9 million, of which $40.4 million was attributed to lower pricing and $6.5 million was due to decreased volume as a result of reduced demand. We also experienced lower revenue from sales of our polished wafers by $6.8 million which was the result of $18.2 million lower sales of polished wafers to the LED market offset in part by an $11.4 million increase in polished wafers sold to the SoS market. Of the $6.8 million reduction in polished wafer revenue, $7.8 million was attributed to lower pricing which was offset in part by an increase in volume of $1.0 million. Shipments under an agreement with our largest LED customer resumed in June of this year, and we expect to have higher wafer sales to the LED market for the remainder of the year. While demand for our sapphire cores has improved, pricing remains low. We expect pricing to slowly recover as inventory levels at sapphire producers decline. However, we operate in an extremely volatile market, so the amount of price or volume change is difficult to predict.

Gross profit (loss). Gross (loss) was $(3.4) million for the six months ended June 30, 2012 as compared to a gross profit of $51.2 million for the six months ended June 30, 2011, a decrease of $54.6 million. The decrease in gross profit is primarily attributable to decreased pricing for our products as well as lower sales volumes which is attributable to the reduced demand from the LED market due to the buildup of excess inventory in the supply chain.

General and administrative expenses. G&A expenses were $4.3 million for the six months ended June 30, 2012 and $6.0 million for the six months ended June 30, 2011, a decrease of $1.7 million. The decrease was primarily due to lower employee compensation costs of $1.3 million including lower bonus and stock compensation expense. Bad debt expense decreased $531,000 as a result of significant collections from a large customer, resulting in a lower receivables balance. These decreases were partially offset by an increase of $177,000 in legal expenses and an increase of $74,000 in consulting expenses.

Sales and marketing expenses. Sales and marketing expenses were $929,000 for the six months ended June 30, 2012 and $765,000 for the six months ended June 30, 2011, an increase of $164,000. The increase in sales and marketing expenses is attributable to increased employee compensation costs, including salary and employee stock options expense of $58,000, and higher marketing services, samples and exhibitions expenses of $84,000.

Research and development expenses. R&D expenses were $1.1 million for the six months ended June 30, 2012 and $837,000 for the six months ended June 30, 2011, an increase of $236,000. The increase is primarily attributable to an increase in headcount and employee compensation costs of $151,000 and an increase in spending on various projects of $84,000.

Other income. Other income was $87,000 for the six months ended June 30, 2012 and $145,000 for the six months ended June 30, 2011, a decrease in other income of $58,000. The increase was primarily due to lower interest income as a result of lower interest rates.

Income tax expenses. Income tax benefits were $5.0 million for the six months ended June 30, 2012 and income tax expenses were $14.7 million for the six months ended June 30, 2011, a decrease of $19.7 million. Our effective tax rate was 51.5% and 33.7% for the six months ended June 30, 2012 and 2011, respectively. During the six months ended June 30, 2011, management concluded that based on the current level of sustainable profitability that generates taxable income, that it is more likely than not that our deferred tax assets will be realizable. With the release of the valuation allowance, we began recording federal and certain state and non-U.S. income taxes attributable to the fiscal year’s pre-tax income at the statutory rates adjusted for various tax benefits that lower the rate. While we generated a net operating loss for the six months ended June 30, 2012 we believe it is more likely than that not that our deferred tax assets will be realizable and therefore no valuation allowance is required. The tax provision is based on an estimated annual effective rate which requires us to make our best estimate of annual pretax income. To the extent this pretax income varies from estimates made at the end of the most recent interim period, the actual tax provision recognized in 2012 could be different than the forecasted amount used to estimate the tax provision for the six months ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations using a combination of issuances of common stock and cash generated from our operations.

As of June 30, 2012, we had cash and short term investments totaling $51.7 million, including cash of $6.0 million held in deposits at major banks, $15.7 million invested in money market funds and $29.9 million invested in commercial paper, corporate notes and bonds and U.S. treasury securities. Our long term investment consists of a $2.0 million investment in Peregrine Semiconductor, Corp. (one of our customers) Series D1 preferred stock.

Cash flows from operating activities

The following table represents the major components of our cash flows from operating activities for the six months ended June 30, 2012 and 2011:

	Six months ended June 30,
	2012	2011
	(in millions)
Net income (loss)	$(4.7)	$29.0
Non-cash items:
Depreciation and amortization	5.9	4.3
Stock based compensation and other, net	1.0	1.8
Deferred taxes	(4.9)	(3.3)

	Six months ended June 30,
	2012	2011
	(in millions)
Excess tax benefits from stock-based compensation	—	(10.7)

Total non-cash items:	2.0	(7.9)

Working capital:
Accounts receivable	23.3	(12.6)
Inventories	(16.0)	(1.4)
Prepaid expenses and other assets	4.3	(3.5)
Accounts payable	(5.8)	(0.8)
Other accruals	—	12.0

Total working capital items:	5.8	(6.3)

Net cash provided by operating activities	$3.1	$14.8

Cash provided by operating activities was $3.1 million for the six months ended June 30, 2012. During such period, we generated a net loss of $4.7 million, incurred non-cash expenses of $2.0 million, and net working capital change of $5.8 million. The net working capital change was comprised of a decrease in accounts receivable of $23.3 million due to significant collections from several customers, an increase in inventory of $16.0 million primarily due to an increase in our stock of raw material and sapphire boules, a decrease in accounts payable of $5.8 million due to timing of payments and a decrease in prepaid expenses of $4.3 million primarily due to a decrease in purchases of furnace construction and replacement parts and items used in the polishing of wafers.

Cash provided by operating activities was $14.8 million for the six months ended June 30, 2011. During such period, we generated net income of $29.0 million, incurred non-cash expenses of $7.9 million and net working capital change of $6.3 million. The net working capital change of $6.3 million was comprised of an increase in accounts receivable of $12.6 million due to increased sales and timing of collections, a decrease in accounts payable of $825,000 due to timing of payments, an increase in other accruals of $12.0 million consisting primarily of a increase in accrued corporate income and franchise taxes of $12.3 million, and an increase in prepaid expenses of $3.5 million due to an increase in purchases of furnace construction and replacement parts.

Cash flows from investing activities

The following table represents the major components of our cash flows from investing activities for the six months ended June 30, 2012 and 2011:

	Six months ended June 30,
	2012	2011
	(in millions)
Purchases of property and equipment:
Machinery & equipment for crystal growth	(2.9)	(17.0)
Land and building improvements	(2.0)	(1.2)
Increase capacity in other areas	(1.5)	(7.2)

Total purchases of property and equipment:	(6.4)	(25.4)

Proceeds from sales of investments	20.7	3.1

Net cash provided by (used in) investing activities	$14.3	$(22.3)

Net cash provided by investing activities was $14.3 million for the six months ended June 30, 2012. During the six months ended June 30, 2012, we used approximately $6.4 million on the purchase of land and equipment. This was offset by the net proceeds from the sale of investments of $20.7 million.

Net cash used in investing activities was $22.3 million for the six months ended June 30, 2011. During the six months ended June 30, 2011, we used approximately $17.0 million on equipment for our crystal growth facility in Batavia, Illinois, $7.2 million to add existing capacity in other post crystal growth areas, and $1.2 million on our building in Batavia, Illinois. This was partially offset by sales of investments of $3.1 million used to fund operations and capital spending.

We are continuing to equip our facilities in Malaysia and in March 2012, purchased additional land in Batavia, Illinois for our next crystal growth facility. We have not yet decided on the timing of the construction of this new facility. We plan to purchase equipment for our raw material preparation and for new product development. We estimate our total capital expenditures for 2012 to be between $18 million and $23 million.

Cash flows from financing activities

Net cash provided by financing activities was $27,000 and $11.4 million for the six months ended June 30, 2012 and 2011, respectively. Net cash provided by financing activities for the six months ended June 30, 2012 represents $4,000 in net proceeds from the exercise of stock options, and $23,000 from a decrease in restricted cash. Net cash provided by financing activities for the six months ended June 30, 2011 represents $10.7 million in excess tax benefits related to stock based compensation, and $741,000 in net proceeds from the exercise of stock options.

Future liquidity requirements

We believe that our existing cash, cash equivalents, investments and anticipated cash flows from operating activities will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our cash needs include cash required to fund our operations and the capital needed to fund our planned expansions in the U.S. and Asia and investments in new product development. If the assumptions underlying our business plan regarding future revenues and expenses change, or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or convertible debt securities. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we obtain debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. If we are unable to obtain financing on terms favorable to us, we may be unable to successfully execute our business plan.

Contractual obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments at June 30, 2012. Changes in our business needs, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are complex and necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table sets forth information relating to our contractual obligations at June 30, 2012:

	Payments due in
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Purchase order obligations	$4.5	$4.5	—	—	—

Total contractual obligations	$4.5	$4.5	$—	$—	$—

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

Inventory valuation

We value our inventory at the lower of cost or market. Market is determined based on net realizable value. Cost for raw materials, work in process and finished goods are based on actual costs on a first-in, first-out basis. We establish inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based on customer required specifications. We evaluate the ability to realize the value of our inventory based on a combination of factors, including forecasted sales, estimated current and future market value and changes in customers’ product specifications. Recoveries of previously written-down inventory are recognized only when the related inventory is sold and revenue has been recognized. Our method of estimating excess and obsolete inventory has remained consistent for all periods presented. However, if our recognition of excess or obsolete inventory is, or if our estimates of our inventory’s potential utility become, less favorable than currently expected, additional inventory reserves may be required. We determine our normal operating capacity and record as expense costs attributable to lower utilization of equipment and staff. For the six months ended June 30, 2012, we determined that we were not operating at capacity and recorded costs associated with lower utilization of equipment and staff. Although we expect demand to improve throughout the year, it is likely that we will incur additional costs due to lower utilization of equipment and staff in 2012.

Investments

We invest available cash primarily in investment grade commercial paper, corporate notes and government securities. Investments classified as available-for-sale securities are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Investments in trading securities are reported at fair value, with both realized and unrealized gains and losses recorded in other income (expense), net in the Consolidated Statement of Operations. Investments in which we have the ability and intent, if necessary, to liquidate in order to support our current operations are classified as short-term. Our long-term investments at June 30, 2012 consist of a $2.0 million investment in Peregrine Semiconductor Corp. (a customer) Series D-1 Preferred shares.

We review our available-for-sale securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When we conclude that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Consolidated Statement of Operations. As of June 30, 2012, no impairment was recorded.

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

We allocate stock based compensation costs using a straight-line method which amortizes the fair value of each option on a straight-line basis over the service period. Based on the variables affecting the valuation of our common stock and the method used for allocating compensation costs, we recognized $453,000 and $907,000 in stock compensation expense during the three and six months ended June 30, 2012, respectively.

All option grants made during the three and six months ended June 30, 2012 and 2011 were granted at an exercise price per share equal to the closing market price of our common stock on the date of grant. Therefore, there is no intrinsic value because the exercise price per share of each option was equal to the fair value of the common stock on the date of grant.

Based on the fair market value of the common stock at June 30, 2012, there is no aggregate intrinsic value of all stock options outstanding at June 30, 2012.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2012, there have been no material changes in the off-balance sheet arrangements disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For the six months ended June 30, 2012, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Management’s evaluation of disclosure controls and procedures

Based on evaluations at June 30, 2012, our chief executive officer and chief financial officer (together, our “certifying officers”), with the participation of the management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e)

and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting

Our certifying officers have concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In August 2011, we announced a repurchase plan approved by our Board of Directors authorizing the purchase of up to $25.0 million of our outstanding common stock over a period of two years. The stock repurchase program authorizes us to purchase shares of our common stock in the open market at times and prices considered appropriate by us depending upon prevailing market conditions and other corporate considerations. There were no purchases made by us during the quarter ended June 30, 2012 pursuant to this repurchase plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits filed or incorporated by reference as a part of this report are listed in the Index to Exhibits which appears following the signature page to this Quarterly Report on Form 10-Q and is incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2012.

Rubicon Technology, Inc.

By	/s/ Raja M. Parvez

Raja M. Parvez
Chief Executive Officer and President
(Principal Executive Officer)

By	/s/ William F. Weissman

William F. Weissman
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

The Exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Incorporation by Reference

3.1	Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to Amendment No. 2, to the registrant’s Registration Statement on Form S-1 (File No. 333-145880) filed on November 1, 2007

3.2	Amendment No. 1 to Eighth Amended and Restated Certificate of Incorporation	Filed as Appendix A to the registrant’s Definitive Proxy statement on Schedule 14A, filed on April 29, 2011

3.3	Amended and Restated Bylaws of Rubicon Technology, Inc.	Filed as Exhibit 3.3 to Amendment No. 2, to the registrant’s Registration Statement on Form S-1 (File No. 333-145880) filed on November 1, 2007

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from our quarterly report on Form 10-Q for the quarter ended June 30, 2012 are formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operation, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) notes to the consolidated financial statements