Form 10-Q/A
period 2012-03-31
Rubicon Technology, Inc.
filed 2012-08-23
CIK 1410172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ending March 31, 2012

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 22, 2012 the Registrant had 22,535,108 shares of common stock, par value $0.001 per share, outstanding.

EXPLANATORY NOTE

Rubicon Technology, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amended Filing”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, initially filed with the Securities and Exchange Commission (the “SEC”) on May 9, 2012 (the “Original Filing”), in response to comments received from the SEC in connection with a confidential treatment request with respect to Exhibit 10.1, Master Purchase Agreement dated as of February 3, 2012 by and between Rubicon Technology, Inc. and LG Innotek Co., Ltd. Item 6 of Part II of the Original Filing is hereby amended to include a revised redacted version of Exhibit 10.1. In addition, this Amended Filing includes updated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description	Incorporation by Reference
3.1	Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to Amendment No. 2, to the registrant’s Registration Statement on Form S-1 (File No. 333-145880) filed on November 1, 2007

3.2	Amendment No. 1 to Eight Amended and Restated Certificate of Incorporation	Filed as Appendix A to the registrant’s Definitive Proxy statement on Schedule 14A, filed on April 29, 2011

3.3	Amended and Restated Bylaws of Rubicon Technology, Inc.	Filed as Exhibit 3.3 to Amendment No. 2, to the registrant’s Registration Statement on Form S-1 (File No. 333-145880) filed on November 1, 2007

10.1+	Master Purchase Agreement dated as of February 3, 2012 by and between Rubicon Technology, Inc. and LG Innotek . +

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Previously filed with the registrant’s Form 10-Q filed on May 9, 2012.

101*	The following materials from our quarterly report on Form 10-Q for the quarter ended March 31, 2012 are formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operation, (iii) consolidated statements of cash flows and (iv) notes to the consolidated financial statements	Previously filed with the registrant’s Form 10-Q filed on May 9, 2012.

+	Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

RUBICON TECHNOLOGY, INC.

Date: August 23, 2012	By: /s/ Raja M. Parvez
Raja M. Parvez
Chief Executive Officer and President
(Principal Executive Officer)

By: /s/ William F. Weissman
William F. Weissman
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference
3.1	Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to Amendment No. 2, to the registrant’s Registration Statement on Form S-1 (File No. 333-145880) filed on November 1, 2007

3.2	Amendment No. 1 to Eight Amended and Restated Certificate of Incorporation	Filed as Appendix A to the registrant’s Definitive Proxy statement on Schedule 14A, filed on April 29, 2011

3.3	Amended and Restated Bylaws of Rubicon Technology, Inc.	Filed as Exhibit 3.3 to Amendment No. 2, to the registrant’s Registration Statement on Form S-1 (File No. 333-145880) filed on November 1, 2007

10.1+	Master Purchase Agreement dated as of February 3, 2012 by and between Rubicon Technology, Inc. and LG Innotek . +

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Previously filed with the registrant’s Form 10-Q filed on May 9, 2012.

101*	The following materials from our quarterly report on Form 10-Q for the quarter ended March 31, 2012 are formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operation, (iii) consolidated statements of cash flows and (iv) notes to the consolidated financial statements	Previously filed with the registrant’s Form 10-Q filed on May 9, 2012.

+	Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.