Form 10-Q
period 2012-09-30
Rubicon Technology, Inc.
filed 2012-11-08
CIK 1410172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2012

or

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

As of November 5, 2012 the Registrant had 22,537,296 shares of common stock, par value $0.001 per share, outstanding.

RUBICON TECHNOLOGY, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended September 30, 2012

PART I FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

Rubicon Technology, Inc.

Consolidated balance sheets

	September 30, 2012	December 31, 2011
	(unaudited)
	(in thousands other than share data)
Assets
Cash and cash equivalents	$7,601	$4,290
Restricted cash	171	189
Short-term investments	36,570	50,528
Accounts receivable, net	8,120	30,655
Accounts receivable, related parties	4,325	1,989
Inventories	45,811	22,823
Other inventory supplies	15,734	17,613
Prepaid expenses and other current assets	2,581	4,491
Deferred tax assets	2,619	3,078

Total current assets	123,532	135,656
Property and equipment, net	121,358	120,931
Investments	—	2,000
Other assets	1,583	1,365

Total assets	$246,473	$259,952

Liabilities and stockholders’ equity
Accounts payable	$7,781	$12,831
Accrued payroll	1,371	1,578
Accrued and other current liabilities	1,195	1,570
Corporate income and franchise taxes	379	612
Advance payments	206	9

Total current liabilities	10,932	16,600
Deferred tax liability	9,547	15,121

Total liabilities	20,479	31,721

Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 undesignated shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 45,000,000 shares authorized and 24,312,140 and 24,289,723 shares issued; 22,537,296 and 22,514,879 shares outstanding	24	24
Additional paid-in capital	333,613	332,119
Treasury stock, at cost, 1,774,844 shares	(12,148)	(12,148)
Accumulated other comprehensive income (loss)	626	(50)
Accumulated deficit	(96,121)	(91,714)

Total stockholders’ equity	225,994	228,231

Total liabilities and stockholders’ equity	$246,473	$259,952

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of operations

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(unaudited) (in thousands, other than share data)
Revenue	$19,942	$33,637	$47,152	$114,635
Cost of goods sold	17,497	17,516	48,104	47,339

Gross profit (loss)	2,445	16,121	(952)	67,296
Operating expenses:
General and administrative	2,530	3,251	6,880	9,228
Sales and marketing	417	519	1,346	1,284
Research and development	639	466	1,712	1,303
(Gain) loss on disposal of assets	—	—	(5)	7

Income (loss) from operations	(1,141)	11,885	(10,885)	55,474

Other income:
Interest income	12	56	68	207
Realized gain (loss) on foreign currency translation	277	(166)	308	(172)
Realized gain on investments	8	—	8	—

Total other income (expense)	297	(110)	384	35

Income (loss) before income taxes	(844)	11,775	(10,501)	55,509
Income tax benefit (expense)	1,116	(3,589)	6,094	(18,311)

Net income (loss)	$272	$8,186	$(4,407)	$37,198

Net income (loss) per common share
Basic	$0.01	$0.36	$(0.20)	$1.62

Diluted	$0.01	$0.35	$(0.20)	$1.57

Weighted average common shares outstanding used in computing net income (loss) per common share
Basic	22,524,611	22,822,286	22,519,171	22,948,980

Diluted	23,050,618	23,410,525	22,519,171	23,760,859

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of comprehensive income (loss)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(unaudited) (in thousands)
Net income (loss)	$272	$8,186	$(4,407)	$37,198
Other comprehensive income (loss)
Unrealized gain (loss) on investments, net of taxes	638	(62)	681	(81)
Unrealized gain (loss) on currency translation	(1)	1	(5)	—

Other comprehensive income (loss)	637	(61)	676	(81)

Comprehensive income (loss)	$909	$8,125	($3,731)	$37,117

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of cash flows

	Nine months ended September 30,
	2012	2011
	(unaudited) (in thousands)
Cash flows from operating activities
Net income (loss)	$(4,407)	$37,198
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	8,958	6,842
Net (gain) loss on disposal of assets	(5)	7
Stock-based compensation	1,484	2,650
Deferred taxes	(5,574)	14,576
Excess tax benefits from stock-based compensation	—	(4,301)
Changes in operating assets and liabilities:
Accounts receivable	20,199	(10,609)
Inventories	(22,726)	(5,826)
Other inventory supplies	2,006	(5,803)
Prepaid expenses and other assets	1,694	(2,188)
Accounts payable	(5,150)	(2,386)
Accrued payroll	(215)	(434)
Corporate income and franchise taxes	(229)	(154)
Advanced payments	197	(838)
Accrued and other current liabilities	(389)	2,064

Net cash (used in) provided by operating activities	(4,157)	30,798

Cash flows from investing activities
Purchases of property and equipment	(9,390)	(40,656)
Proceeds from disposal of assets	10	—
Purchases of investments	(202)	(191)
Proceeds from sale of investments	17,300	12,528

Net cash provided by (used in) investing activities	7,718	(28,319)

Cash flows from financing activities
Proceeds from exercise of options	12	741
Restricted cash	18	19
Purchase of treasury stock	—	(5,482)
Excess tax benefits from stock-based compensation	—	4,301

Net cash provided by (used in) financing activities	30	(421)

Net effect of currency translation	(280)	226
Net increase in cash and cash equivalents	3,311	2,284
Cash and cash equivalents, beginning of period	4,290	16,073

Cash and cash equivalents, end of period	$7,601	$18,357

Supplemental disclosures of cash flow information
Cash paid for income taxes	$—	$6,050

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

1. BASIS OF PRESENTATION

Interim financial data

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements and should be read in conjunction with Rubicon Technology, Inc.’s (the “Company”) annual report filed on Form 10-K for the fiscal year ended December 31, 2011. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Consolidated operating results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012.

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

Investments

The Company invests available cash primarily in investment grade commercial paper, corporate notes, FDIC guaranteed certificates of deposits, common stock, and government securities. Investments classified as available-for-sale securities are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Investments in trading securities are reported at fair value, with both realized and unrealized gains and losses recorded in other income (expense), in the Consolidated Statement of Operations. Investments in which the Company has the ability and intent, if necessary, to liquidate in order to support its current operations, are classified as short-term.

The Company reviews its available-for-sale securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. The Company considers various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, its ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When the Company concludes that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Consolidated Statement of Operations. As of September 30, 2012, no impairment was recorded.

Accounts receivable

The majority of the Company’s accounts receivable is due from manufacturers serving the LED and Silicon-on-Sapphire (“SoS”) industries. Credit is extended based on an evaluation of the customer’s financial condition. Accounts receivable are due based on contract terms and at stated amounts due from customers, net of an allowance for doubtful accounts.

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

The following table shows the activity of the allowance for doubtful accounts:

	September 30, 2012	December 31, 2011
	(in thousands)
Beginning balance	$378	$194
Charges to costs and expenses	14	1,873
Accounts charged off, less recoveries	(4)	(1,689)

Ending balance	$388	$378

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method, and includes materials, labor and overhead. The Company reduces the carrying value of its inventories for differences between the cost and the estimated net realizable value, taking into account usage, expected demand, technological obsolescence and other information.

Inventories are composed of the following:

	September 30, 2012	December 31, 2011
	(in thousands)
Raw materials	$20,584	$7,835
Work in progress	19,862	9,776
Finished goods	5,365	5,212

	$45,811	$22,823

There is a high degree of volatility in the markets served by the Company with demand for its products constantly changing. Currently, larger diameter wafers are in greater demand than smaller diameter products. For the three months ended September 30, 2012, the Company decided to recycle some boules from inventory that might have produced lower than normal six inch yield and in that case would be used for smaller diameter products. Historically, boules put through a second growth cycle typically result in very high grade crystal which typically results in a higher yield of large diameter wafers. The recycling of boules reduced inventory and increased cost of goods sold for the three and nine months ended September 30, 2012 by $927,000.

Property and equipment

Property and equipment consisted of the following:

	September 30, 2012	December 31, 2011
	(in thousands)
Land and land improvements	$4,133	$2,540
Buildings	30,208	26,915
Machinery, equipment and tooling	103,412	98,276
Leasehold improvements	7,696	7,712
Furniture and fixtures	941	834
Information systems	1,070	954
Construction in progress	16,670	17,530

Total cost	164,130	154,761
Accumulated depreciation and amortization	(42,772)	(33,830)

Property and equipment, net	$121,358	$120,931

Revenue recognition

Revenues recognized include product sales and billings for costs and fees for government contracts.

Product Sales

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

Government Contracts

In July 2012, the Company signed a contract with the Air Force Research Laboratory to produce large-area sapphire windows on a cost plus fixed fee basis. The Company will recognize research and development revenue in the period during which the related costs are incurred over the contractually defined period.

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

Diluted net loss per share is the same as basic net loss per share for the nine months ended September 30, 2012 because the effects of potentially dilutive securities are anti-dilutive.

At September 30, 2012, the Company had the following anti-dilutive securities outstanding which were excluded from the calculation of diluted net loss per share for the nine months ended September 30, 2012:

September 30, 2012
Warrants	169,042
Stock options	356,965

526,007

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

	September 30, 2012	December 31, 2011
	(in thousands)
Beginning Balance	$(50)	$(10)
Unrealized gain (loss) on investments, net of taxes	681	(42)
Unrealized gain (loss) on currency translation	(5)	2

Ending Balance	$626	$(50)

3. SEGMENT INFORMATION

The Company evaluates operations as one reportable segment, as it only reports profit and loss information on an aggregate basis to its chief operating decision maker.

Revenue is attributed by geographic region based on ship-to location of the Company’s customers. The following table summarizes revenue by geographic region:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Korea	$6,929	$20,324	$9,332	$37,309
United States	4,256	4,240	8,842	9,251
France	2,245	—	8,482	356
Australia	4,702	—	8,430	14
Taiwan	417	4,208	5,657	49,846
China	921	575	3,501	3,533
Japan	152	2,612	492	11,115
Other	320	1,678	2,416	3,211

Total Revenue	$19,942	$33,637	$47,152	$114,635

The following table summarizes revenue by product type:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Core	$1,344	$6,602	$9,417	$61,622
Polished	16,580	25,117	32,709	48,077
Optical	1,558	1,909	4,525	4,912
Research & Development	422	—	447	15
Other	38	9	54	9

Total Revenue	$19,942	$33,637	$47,152	$114,635

The following table summarizes assets by geographic region:

	September 30, 2012	December 31, 2011
	(in thousands)
United States	$209,868	$223,430
Malaysia	36,575	36,492
Other	30	30

Total Assets	$246,473	$259,952

4. INVESTMENTS

The Company invests available cash primarily in investment grade commercial paper, corporate notes, FDIC guaranteed certificates of deposits, common stock, and government securities. The Company’s short-term investments balance of $36.6 million as of September 30, 2012, is comprised of U.S. Treasury securities of $3.5 million, corporate notes and bonds of $11.3 million, commercial paper of $14.9 million, FDIC guaranteed certificates of deposit of $3.8 million and common stock of $3.1 million. The Company’s investments are classified as available-for-sale securities and are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive income (loss).

The following table presents the amortized cost and gross unrealized gains and losses on all securities at September 30, 2012:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term Investments:
U.S. Treasury securities and agency	$3,516	$—	$1	$3,515
FDIC Guaranteed certificates of deposit	3,808	—	4	3,804
Common stock	2,000	1,105	—	3,105
Corporate notes/bonds	11,317	—	6	11,311
Commercial Paper	14,839	—	4	14,835

Total short-term investments	$35,480	$1,105	$15	$36,570

The following table presents the amortized cost and gross unrealized gains and losses on all securities at December 31, 2011:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term Investments:
U.S. Treasury securities and agency	$4,500	$—	$—	$4,500
Corporate notes/bonds	37,085	—	37	37,048
Commercial Paper	8,992	—	12	8,980

Total short-term investments	$50,577	$—	$49	$50,528

Long-term Investments:
Peregrine Semiconductor, Corp. Series D-1 Preferred shares	$2,000	$—	$—	$2,000

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

The Company’s fixed income available-for-sale securities consist of high quality, investment grade commercial paper, corporate notes, FDIC guaranteed certificates of deposits, common stock, and government securities. The Company values these securities based on pricing from pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. The valuation techniques used to measure the fair value of the Company’s financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2012:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash Equivalents:
Money market funds	$5,708	$—	$—	$5,708
Investments:
Available-for-sales securities—current
U.S. Treasury securities and agency	—	3,515	—	3,515
FDIC Guaranteed certificates of deposit	—	3,804	—	3,804
Common stock	3,105	—	—	3,105
Corporate notes/bonds	—	11,311	—	11,311
Commercial paper	—	14,835	—	14,835

Total	$8,813	$33,465	$—	$42,278

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash Equivalents:
Money market funds	$839	$—	$—	$839
Investments:
Available-for-sales securities—current:
U.S. Treasury securities and agency	—	4,500	—	4,500
Corporate notes/bonds	—	37,048	—	37,048
Commercial paper	—	8,980	—	8,980

Total	$839	$50,528	$—	$51,367

In addition to the debt securities noted above, the Company had approximately $2.0 million and $3.5 million of time deposits included in cash and cash equivalents as of September 30, 2012 and December 31, 2011, respectively.

5. RELATED PARTY TRANSACTIONS

In November 2008, the Company purchased 1,345,444 shares of Peregrine Series D-1 Preferred shares for a total of $2.0 million, which represented less than 1% of Peregrine’s shares outstanding. The terms and stock price of the purchase were the same as for the other investors who participated. Peregrine is a customer of the Company. On August 8, 2012, Peregrine completed its initial public offering, which resulted in a conversion of the preferred shares to common stock at a ratio of 7.34:1, or 183,303 shares of common stock. There is a lock out period until February, 2013 during which the Company can not sell these shares. For the three and nine months ended September 30, 2012 the Company recorded an unrealized gain on investments of $1.1 million. For the three and nine months ended September 30, 2012, revenue from Peregrine was $8.7 million and $20.7 million, respectively. As of September 30, 2012 and December 31, 2011, accounts receivable from Peregrine were $4.3 million and $2.0 million, respectively. The pricing terms and conditions of the sales to Peregrine are similar to those available to the Company’s other non-related customers.

6. SIGNIFICANT CUSTOMERS

For the three months ended September 30, 2012, the Company had two customers that accounted for approximately 44% and 35% of revenue, respectively, and for the three months ended September 30, 2011, the Company had one customer that accounted for approximately 60% of revenue. For the nine months ended September 30, 2012, the Company had two customers that accounted for approximately 44% and 20% of revenue, respectively, and for the nine months ended September 30, 2011, the Company had three customers that accounted for approximately 32%, 22% and 13% of revenue, respectively.

Customers individually representing more than 10% of trade receivables accounted for approximately 86% and 89% of accounts receivable as of September 30, 2012 and December 31, 2011, respectively. The Company grants credit to customers based on an evaluation of their financial condition. Losses from credit sales are provided for in the financial statements.

7. STOCKHOLDERS’ EQUITY

Common Stock

As of September 30, 2012, the Company had reserved 2,142,719 shares of common stock for issuance upon the exercise of outstanding common stock options. Also, 2,190,004 shares of the Company’s common stock were reserved for future grants of stock options (or other similar equity instruments) under the Company’s 2007 Stock Incentive Plan (the “2007 Plan”) as of September 30, 2012. In addition, 267,826 shares of the Company’s common stock were reserved for future exercise of outstanding warrants as of September 30, 2012.

Warrants

For the nine months ended September 30, 2012, 13,735 common stock warrants were exercised in full on a “net exercise basis”, which resulted in the Company issuing 2,188 shares of common stock to the warrant holders. At September 30, 2012 and December 31, 2011, there were 267,826 and 281,561 common stock warrants outstanding, respectively.

Treasury Stock

On August 4, 2011, the Company authorized a stock repurchase program to purchase up to $25.0 million of its common stock over a period of two years. The stock repurchase program authorizes the Company to repurchase its shares of common stock in the open market at times and prices considered appropriate by the Company depending upon prevailing market conditions and other corporate considerations. The treasury shares are accounted for using the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. The Company did not repurchase any shares during the three and nine months ended September 30, 2012.

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

In August 2007, the Company adopted the 2007 Plan, which allows for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and bonus shares. On June 22, 2011, the stockholders of the Company approved an amendment to the 2007 Plan to increase the maximum number of shares that may be awarded or sold under the 2007 Plan by 2,100,000, from 2,307,692 to 4,407,692 shares. The Board of Directors has appointed a committee to administer the plan. The plan committee determines the type of award to be granted, the fair market value, the number of shares covered by the award, and the time when the award vests and may be exercised.

The Company uses the Black-Scholes option pricing model to value stock options issued after January 1, 2006. The Company uses historical stock prices of companies that it considers as a peer group as the basis for its volatility assumptions. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The expected term is based upon the vesting term of the Company’s options, a review of a peer group of companies, and expected exercise behavior. The forfeiture rate is based on past history of forfeited options. The expense is being allocated using the straight-line method. For the three and nine months ended September 30, 2012, the Company recorded $455,000 and $1.4 million, respectively, of stock compensation expense. For the three and nine months ended September 30, 2011, the Company recorded $857,000 and $2.5 million, respectively, of stock compensation expense. As of September 30, 2012, the Company has $3.6 million of total unrecognized compensation cost related to non-vested awards granted under the Company’s stock-based plans that it expects to recognize over a weighted-average period of 2.29 years. The Company accounts for options issued prior to January 1, 2006 under the intrinsic value method.

The following table summarizes the activity of the stock incentive and equity plans as of September 30, 2012 and changes during the nine months then ended:

	Shares available for grant	Number of options outstanding	Weighted- average option exercise price	Number of restricted stock and board shares issued
At December 31, 2011	2,259,999	2,093,108	$13.45	42,587
Granted	(94,595)	77,250	9.74	17,345
Exercised	—	(2,885)	4.00	—
Cancelled/forfeited	24,600	(24,754)	16.44	—

At September 30, 2012	2,190,004	2,142,719	$13.27	59,932

The Company’s aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock. Based on the fair market value of the common stock at September 30, 2012 and 2011, there is no intrinsic value for options outstanding. The weighted average fair value per share of options granted for the nine months ended September 30, 2012 was $9.74 and the fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model using an expected term of 5.3 years, risk-free interest rates of 0.83%-1.04%, expected volatility of 52% and no dividend yield. The Company used an expected forfeiture rate of 16.59%.

For the three and nine months ended September 30, 2012, the Company recorded $41,000 and $122,000, respectively, of stock compensation expense related to restricted stock. For the three and nine months ended September 30, 2011, the Company recorded $41,000 and $125,000, respectively, of stock compensation expense related to restricted stock.

A summary of the Company’s non-vested options during the nine month period ended September 30, 2012 is presented below:

	Options	Weighted- average exercise price
Non-vested at January 1, 2012	1,313,177	$15.42
Granted	77,250	9.74
Vested	(402,163)	14.37
Forfeited	(21,650)	17.68

Non-vested at September 30, 2012	966,614	$15.36

An analysis of restricted stock issued is as follows:

Non-vested restricted stock as of December 31, 2011	1,931
Granted	17,345
Vested	(10,603)

Non-vested restricted stock as of September 30, 2012	8,673

9. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company has entered into agreements to purchase equipment and components to construct and maintain furnaces. These agreements will result in the Company purchasing equipment or components for a total cost of approximately $3.3 million with deliveries occurring through February 2013.

Litigation

From time to time, the Company experiences routine litigation in the normal course of its business. The management of the Company does not believe any pending litigation will have a material adverse effect on the financial condition or results of operations of the Company.

10. INCOME TAXES

The Company is subject to income taxes in the U.S. and Malaysia. In accordance with the provisions of ASC Topic 740 “Income Taxes”, the Company assesses on a quarterly basis its ability to realize its deferred tax assets. The tax provision for the three and nine months ended September 30, 2012 is based on an estimated effective tax rate which requires the Company to make its best estimate of annual pretax income. The Company recorded for the three and nine months ended September 30, 2012 a tax benefit of $1.1 million and $6.1 million, respectively. The tax benefit relates to 2012 and several previous tax years which includes $424,000 in income tax benefits related to recording unrecognized state tax credits from previous tax years. The Company has concluded that these amounts are immaterial to the consolidated financial statements for the three and nine months ended September 30, 2012. The Company recorded for the three and nine months ended September 30, 2011 a tax expense of $3.6 million and $18.3 million, respectively, for an effective tax rate of 30.5% and 33.0%, respectively. For the three and nine months ended September 30, 2012, the difference between the Company’s effective tax rate and the U.S. federal 34% statutory rate was primarily related to profits recorded in the Company’s Malaysia operation for which the Company has a tax holiday, intercompany interest taxable in the U.S., additional tax credits and the reversal of an unrecognized tax benefit.

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

We are a vertically-integrated manufacturer of high-quality sapphire substrates and optical windows that are used in a variety of high-growth, high-volume, end-market applications. Our largest product line is two inch to six inch sapphire cores and wafers for use in LEDs and blue laser diodes for solid state lighting and electronic applications. For the LED market, we sell two inch to four inch material primarily in core form and six and eight inch material primarily in polished wafer form. Eight inch wafers are sold primarily for research and development efforts at this time. In addition, we sell six inch sapphire wafers that are used for Silicon-on-Sapphire (“SoS”) RFICs, as well as products for aerospace, sensor and other applications. We have also extended our technology, which gives us the ability to produce cores and wafers of up to twelve inches in diameter to support next-generation LED and SoS RFIC production. In addition, we have developed the ability to produce large diameter circular and rectangular sapphire windows for use in various optical window applications.

Our revenue consists of sales of sapphire materials sold in core, as-cut, as-ground and polished wafer forms in two, three, four, six and eight inch diameters as well as optical materials sold as blanks or polished windows. Products are made to varying specifications, such as crystal planar orientations and thicknesses. We recognize research and development revenue in the period during which the related costs are incurred.

Historically, a significant portion of our revenue has been derived from sales to relatively few customers. For the three months ended September 30, 2012, we had two customers that accounted for approximately 79% of our revenue and for the three months ended September 30, 2011, we had one customer that accounted for approximately 60% of our revenue. For the nine months ended September 30, 2012, we had two customers that accounted for approximately 64% of our revenue and for the nine months ended September 30, 2011, we had three customers that accounted for approximately 67% of our revenue. Other than as discussed above, none of our customers accounted for more than 10% of our revenue for such periods. Although we are continuing to diversify and expand our customer base, we expect our revenue to continue to be concentrated among a small number of customers. We expect that our significant customers may change from period to period.

We recognize revenue upon shipment to our customers and from our government contract as costs and fees are incurred. We derive a significant portion of our revenue from customers outside of the U.S. In most periods, the majority of our sales are to the Asian market and we expect that region to continue to be a major source of revenue for us. All of our revenue is denominated in U.S. dollars.

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

We account for income taxes under the asset and liability method whereby the expected future tax consequences of temporary differences between the book value and the tax basis of assets and liabilities are recognized as deferred tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to be recognized. A full valuation allowance was provided and no tax benefit was recorded until we could conclude that it is more likely than not that our deferred tax assets would be realized. During the nine months ended September 30, 2011, we concluded that based on the current level of sustainable profitability that generates taxable income, it is more likely than not that our deferred tax assets will be realizable. With the release of the valuation allowance, we began recording federal and certain state and non-U.S. income taxes attributable to the fiscal year’s pre-tax income. The Illinois State Legislature has increased the corporate income tax rate which unfavorably impacts our effective tax rate. Our effective tax rate could fluctuate significantly on a quarterly basis and could be affected to the extent earnings are higher or lower than anticipated. Our effective tax rate could also fluctuate due to changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, or accounting principles, as well as certain discrete items. At December 31, 2011, we had federal and state net operating loss carryforwards (“NOLs”) of $22.0 million and $42.0 million, respectively. The Illinois State Legislature has suspended the use of NOLs for taxable years ending after December 31, 2010 and before December 31, 2014. We believe we are not restricted in our ability to use the full amount of the NOLs, nor is there a limit to the amount of NOLs that may be used in any given year. However, the results of an updated analysis of ownership changes may indicate an ownership change. If an ownership change is determined, the utilization of the NOLs may be limited.

We anticipate our capital expenditures will be between $11 million and $13 million for the full year 2012. These expenditures will be primarily for purchases of equipment for our Malaysia facility, our raw material processing and new product development. Our capital expenditures in the nine months ended September 30, 2012 were $9.4 million.

RESULTS OF CONSOLIDATED OPERATIONS THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

The following table sets forth our consolidated statements of operations for the periods indicated:

	Three months ended September 30,
	2012	2011
	(in millions)
Revenue	$19.9	$33.6
Cost of goods sold	17.5	17.5

Gross profit	2.4	16.1

Operating expenses:
General and administrative	2.5	3.2
Sales and marketing	0.4	0.5
Research and development	0.6	0.5

Total operating expenses	3.5	4.2

Income (loss) from operations	(1.1)	11.9
Other income (expense)	0.3	(0.1)

Income (loss) before income taxes	(0.8)	11.8
Income tax benefit (expense)	1.1	(3.6)

Net income	$0.3	$8.2

The following table sets forth our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Three months ended September 30,
	2012	2011
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	88	52

Gross profit	12	48

Operating expenses:
General and administrative	13	10
Sales and marketing	2	2
Research and development	3	1

Total operating expenses	18	13

Income (loss) from operations	(6)	35
Other income	2	—

Income (loss) before income taxes	(4)	35
Income tax benefit (expense)	6	(11)

Net income	2%	24%

Revenue. Revenue was $19.9 million for the three months ended September 30, 2012 and $33.6 million for the three months ended September 30, 2011, a decrease of $13.7 million. We experienced a decrease in revenue from our products sold to the LED market. Revenue from the sale of sapphire cores, which are sold into the LED market, for the three months ended September 30, 2012 decreased by $5.3 million, of which $2.8 million was attributed to lower pricing and $2.5 million was attributed to lower volume. Because pricing for sapphire cores was very low, we decided not to sell much of these products in the three months ended September 30, 2012. We also experienced lower revenue from sales of our polished wafers by $8.5 million, which was the result of $14.9 million lower sales of polished wafers to the LED market offset in part by a $6.4 million increase in polished wafers sold to the SoS market. Of the $8.5 million reduction in revenue from polished wafers, $10.6 million was attributable to lower prices offset in part by an increase in volume of $2.1 million. We experienced an increase in research and development revenue of $422,000 as in July 2012 we were awarded a contract with the Air Force Research Laboratory to produce large area sapphire slabs. Revenue will be recorded as costs are incurred as well as a portion of the fixed fee over a duration of three years. We also experienced lower optical revenue of $351,000 due to the slight decrease in sales for sensor and instrumentation applications. While demand for polished wafers was strong for the three months ended September 30, 2012, prices have decreased. We expect pricing to slowly recover for sapphire cores as inventory levels at sapphire producers decline, but it is difficult to predict the timing in this volatile market. Our wafer sales are almost exclusively six inch wafers which have not yet been broadly adopted by the LED industry. Because the usage of six inch wafers is limited and competitors are eager to participate in this promising market, we expect pricing of six inch wafers to decline in the near term. We expect broader adoption of six inch wafers, and therefore, greater demand for this product in late 2013.

Gross profit. Gross profit was $2.4 million for the three months ended September 30, 2012 compared to a gross profit of $16.1 million for the three months ended September 30, 2011, a decrease of $13.7 million. The decrease in gross profit is primarily attributable to decreased pricing for our products as well as lower sales volumes which is attributable to the reduced demand from the LED market due to the buildup of excess inventory in the supply chain. In addition, given the relative strength of the six inch market, we wanted to make sure our boule inventory was capable of producing high yield six inch material. Consequently, we decided to recycle some boules from inventory that might have produced lower than normal six inch yield. Boules put through a second growth cycle typically results in a higher grade crystal. This added approximately $927,000 to cost of goods sold in the three months ended September 30, 2012.

General and administrative expenses. G&A expenses were $2.5 million for the three months ended September 30, 2012 and $3.2 million for the three months ended September 30, 2011, a decrease of $721,000. The decrease was primarily due to $609,000 from lower employee compensation costs, including lower bonus and stock compensation expense, and lower consulting and audit fees of $208,000 partially offset by an increase in bad debt expense of $120,000.

Sales and marketing expenses. Sales and marketing expenses were $417,000 for the three months ended September 30, 2012 and $519,000 for the three months ended September 30, 2011, a decrease of $102,000. The decrease in sales and marketing expenses is attributable to a decrease in travel expenses of $111,000 and lower marketing services, samples and exhibitions expense of $15,000 offset partially by increased employee compensation costs, including salary and employee stock options expense of $20,000.

Research and development expenses. R&D expenses were $639,000 for the three months ended September 30, 2012 and $466,000 for the three months ended September 30, 2011, an increase of $173,000. The increase was primarily attributable to an increase in headcount and additional employee compensation costs of $75,000 and additional spending on various projects of $93,000.

Other income. Other income (expense) was $297,000 for the three months ended September 30, 2012 and ($110,000) for the three months ended September 30, 2011, an increase in other income of $407,000. The increase was primarily due to an increase in the realized gain on foreign currency translation of $443,000 offset in part by slightly lower interest income.

Income tax benefits (expenses). Income tax benefits were $1.1 million for the three months ended September 30, 2012 and income tax expenses were $3.6 million for the three months ended September 30, 2011, a decrease of $4.7 million. For the three months ended September 30, 2012, the differences between our effective tax rate, and the U.S. federal statutory rate were primarily related to profits recorded in our Malaysia operation for which we have a tax holiday, additional tax credits, and intercompany interest taxable in the U.S. During the three months ended September 30, 2011, management concluded that based on the current level of sustainable profitability that generates taxable income, that it is more likely than not that our deferred tax assets will be realizable. With the release of the valuation allowance, we began recording federal and certain state and non-U.S. income taxes attributable to the fiscal year’s pre-tax income at the statutory rates adjusted for various tax benefits that lower the rate. The tax provision is based on an estimated annual effective rate which requires us to make our best estimate of annual pretax income. To the extent this pretax income varies from estimates made at the end of the most recent interim period, the actual tax provision recognized in 2012 could be different than the forecasted amount used to estimate the tax provision for the three months ended September 30, 2012. We expect our normalized projected effective tax rate when profitable will be between 30% and 35%.

RESULTS OF CONSOLIDATED OPERATIONS NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

The following table sets forth our consolidated statements of operations for the periods indicated:

	Nine months ended September 30,
	2012	2011
	(in millions)
Revenue	$47.2	$114.6
Cost of goods sold	48.1	47.4

Gross profit (loss)	(0.9)	67.2

Operating expenses:
General and administrative	6.9	9.2
Sales and marketing	1.4	1.3
Research and development	1.7	1.3

Total operating expenses	10.0	11.8

Income (loss) from operations	(10.9)	55.4
Other income	0.4	0.1

Income (loss) before income taxes	(10.5)	55.5
Income tax benefit (expense)	6.1	(18.3)

Net income (loss)	$(4.4)	$37.2

The following table sets forth our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Nine months ended September 30,
	2012	2011
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	102	41

Gross profit (loss)	(2)	59

Operating expenses:
General and administrative	15	8
Sales and marketing	3	1
Research and development	3	1

Total operating expenses	21	10

Income (loss) from operations	(23)	48
Other income	1	—

Income (loss) before income taxes	(22)	48
Income tax benefit (expense)	13	(16)

Net income (loss)	(9)%	32%

Revenue. Revenue was $47.2 million for the nine months ended September 30, 2012 and $114.6 million for the nine months ended September 30, 2011, a decrease of $67.4 million. We experienced a decrease in revenue from our products sold to the LED market. Revenue from the sale of sapphire cores to the LED market for the nine months ended September 30, 2012 decreased by $52.2 million, of which $42.6 million was attributed to lower pricing and $9.6 million was due to decreased volume as a result of decreased demand. We also experienced lower revenue from sales of our polished wafers by $15.4 million which was the result of $33.1 million lower sales of polished wafers to the LED market offset in part by a $17.7 million increase in polished wafers sold to the SoS market. Of the $15.4 million reduction in polished wafer revenue, $18.5 million was attributed to lower pricing which was offset in part by an increase in volume of $3.1 million. We experienced an increase in research and development revenue of $432,000 as we were awarded a contract with the Air Force Research Laboratory in July 2012 to produce large area sapphire slabs. Revenue will be recorded as costs are incurred as well as a portion of the fixed fee over a duration of three years. Revenue from our optical market decreased by $387,000 due to the slight decrease in sales for sensor and instrumentation applications. Sales of polished wafers to the LED market were limited in the first half of 2012 due to excess inventory at our key customer. Shipments resumed in June, 2012 to our key LED customer and we expect them to continue for the remainder of the year. Pricing for our sapphire cores has remained low, and we anticipate weak volume and pricing to continue at least throughout the fourth quarter and to slowly recover as inventory levels at sapphire producers declines. However, we operate in an extremely volatile market, so the amount of price or change is difficult to predict. Our wafer sales are almost exclusively six inch wafers which have not yet been broadly adopted by the LED industry. Because the usage of six inch wafers is limited and competitors are eager to participate in this promising market, we expect pricing of six inch wafers to decline in the near term. We also expect broader adoption of six inch wafers, and therefore, greater demand for this product in late 2013.

Gross profit (loss). Gross loss was $952,000 for the nine months ended September 30, 2012 and gross profit was $67.2 million for the nine months ended September 30, 2011, a decrease of $68.2 million. The decrease in gross profit is primarily attributable to decreased pricing for our products as well as lower sales volumes which is attributable to the reduced demand from the LED market due to the buildup of excess inventory in the supply chain. In addition, given the relative strength of the six inch market, we wanted to make sure our boule inventory was capable of producing high yield six inch material. Consequently, we decided to recycle some boules from inventory that might have produced lower than normal six inch yield. Boules put through a second growth cycle typically results in a higher grade crystal. This added approximately $927,000 to cost of goods sold in the nine months ended September 30, 2012.

General and administrative expenses. G&A expenses were $6.9 million for the nine months ended September 30, 2012 and $9.2 million for the nine months ended September 30, 2011, a decrease of $2.3 million. The decrease was primarily due to lower employee compensation costs of $1.7 million including lower bonus and stock compensation expense. Bad debt expense decreased $411,000 due to a lower receivable balance from lower revenue and significant collections from a large customer. We also experienced lower audit fees of $112,000 due to timing of billings and lower consulting expenses of $132,000, partially offset by an increase in legal expenses of $204,000.

Sales and marketing expenses. Sales and marketing expenses were $1.4 million for the nine months ended September 30, 2012 and $1.3 million for the nine months ended September 30, 2011, an increase of $62,000. The increase in sales and marketing expenses is attributable to increased employee compensation costs, including salary and employee stock options expense of $63,000, and higher marketing services, samples and exhibitions expense of $90,000, partially offset by a decrease in travel expenses of $90,000.

Research and development expenses. R&D expenses were $1.7 million for the nine months ended September 30, 2012 and $1.3 million for the nine months ended September 30, 2011, an increase of $409,000. The increase is primarily attributable to an increase in headcount and higher employee compensation costs of $226,000, an increase in spending on various projects of $135,000 and an increase in travel expenses of $46,000.

Other income. Other income was $384,000 for the nine months ended September 30, 2012 and $35,000 for the nine months ended September 30, 2011, an increase in other income of $349,000. The increase was primarily due to an increase in the realized gain on foreign currency translation of $480,000, offset in part by slightly lower interest income of $139,000.

Income tax benefits (expense). Income tax benefits were $6.1 million for the nine months ended September 30, 2012 and income tax expenses were $18.3 million for the nine months ended September 30, 2011, a decrease of $24.4 million. Our effective tax rate was 58.0% and 33.0% for the nine months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012, the differences between our effective tax rate and the U.S. federal statutory rate were primarily related to profits recorded in our Malaysia operation for which we have a tax holiday, additional tax credits, intercompany interest taxable in the U.S. and the reversal of an unrecognized tax benefit. During the nine months ended September 30, 2011, management concluded that based on the current level of sustainable profitability that generates taxable income, that it is more likely than not that our deferred tax assets will be realizable. With the release of the valuation allowance, we began recording federal and certain state and non-U.S. income taxes attributable to the fiscal year’s pre-tax income at the statutory rates adjusted for various tax benefits that lower the rate. While we generated a net operating loss for the nine months ended September 30, 2012, we believe it is more likely than that not that our deferred tax assets will be realizable and therefore no valuation allowance is required. The tax provision is based on an estimated annual effective rate which requires us to make our best estimate of annual pretax income. To the extent this pretax income varies from estimates made at the end of the most recent interim period, the actual tax provision recognized in 2012 could be different than the forecasted amount used to estimate the tax provision for the nine months ended September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations using a combination of issuances of common stock and cash generated from our operations.

As of September 30, 2012, we had cash and short term investments totaling $44.3 million, including cash of $2.0 million held in deposits at major banks, $5.7 million invested in money market funds and $36.6 million invested in commercial paper, corporate notes and bonds, FDIC guaranteed certificates of deposits, common stock and U.S. treasury securities.

Cash flows from operating activities

The following table represents the major components of our cash flows from operating activities for the nine months ended September 30, 2012 and 2011:

	Nine months ended September 30,
	2012	2011
	(in millions)
Net income (loss)	$(4.4)	$37.2
Non-cash items:
Depreciation and amortization	8.9	6.8
Stock based compensation and other, net	1.5	2.7
Deferred taxes	(5.6)	14.6
Excess tax benefits from stock-based compensation	—	(4.3)

Total non-cash items:	4.8	19.8

Working capital:
Accounts receivable	20.2	(10.6)
Inventories	(22.7)	(5.8)
Prepaid expenses and other assets	3.7	(8.0)
Accounts payable	(5.2)	(2.4)
Other accruals	(0.6)	0.6

Total working capital items:	(4.6)	(26.2)

Net cash (used in) provided by operating activities	$(4.2)	$30.8

Cash used in operating activities was $4.2 million for the nine months ended September 30, 2012. During such period, we generated a net loss of $4.4 million, incurred non-cash expenses of $4.8 million, and net working capital change of ($4.6) million. The net working capital change was comprised of a decrease in accounts receivable of $20.2 million due to collections from several customers and an overall decrease in accounts receivables balance on lower revenues, an increase in inventory of $22.7 million primarily due to an increase in our stock of raw materials and sapphire boules, a decrease in accounts payable of $5.2 million due to timing of payments and a decrease in prepaid expenses and other assets of $3.7 million due to a decrease in the purchase of furnace construction and replacement parts and items used in the polishing of wafers.

Cash provided by operating activities was $30.8 million for the nine months ended September 30, 2011. During such period, we generated net income of $37.2 million, incurred non-cash expenses of $19.8 million, and net working capital change of $26.2 million. The net working capital change was comprised of an increase in accounts receivable of $10.6 million due to timing of collections, an increase in prepaid expenses and other assets of $8.0 million primarily due to an increase in purchases of furnace construction and replacement parts and other items used in the polishing of wafers, an increase in inventory of $5.8 million on slower core sales, and a decrease in accounts payable of $2.4 million due to timing of payments, partially offset by an increase in other accruals of $638,000.

Cash flows from investing activities

The following table represents the major components of our cash flows from investing activities for the nine months ended September 30, 2012 and 2011:

	Nine months ended September 30,
	2012	2011
	(in millions)
Purchases of property and equipment:
Machinery & equipment for crystal growth	(4.3)	(23.3)
Land and building improvements	(2.7)	(3.6)
Increase capacity in other areas	(2.4)	(13.7)

Total purchases of property and equipment:	(9.4)	(40.6)

Proceeds from sales of investments, net of purchases	17.1	12.3

Net cash provided by (used in) investing activities	$7.7	$(28.3)

Net cash provided by investing activities was $7.7 million for the nine months ended September 30, 2012. During the nine months ended September 30, 2012, we used approximately $9.4 million on the purchase of land and equipment. This was offset by the net proceeds from the sale of investments of $17.1 million.

Net cash used in investing activities was $28.3 million for the nine months ended September 30, 2011. During the nine months ended September 30, 2011, we used approximately $40.6 million on the purchase of land and equipment. This was partially offset by sales of investments of $12.3 million used to fund operations and capital spending.

We are continuing to equip our facilities in Malaysia and in March 2012, purchased additional land in Batavia, Illinois for our next crystal growth facility. We have not yet decided on the timing of the construction of this new facility. We plan to purchase equipment for our raw material preparation and for new product development. We estimate our total capital expenditures for 2012 to be between $11 million and $13 million.

Cash flows from financing activities

Net cash provided by financing activities was $30,000 and net cash used in financing activities was $421,000 for the nine months ended September 30, 2012 and 2011, respectively. Net cash provided by financing activities for the nine months ended September 30, 2012 represents $12,000 in net proceeds from the exercise of stock options and $18,000 from a decrease in restricted cash. Net cash used in financing activities for the nine months ended September 30, 2011 represents $4.3 million in excess tax benefits related to stock based compensation, and $741,000 in net proceeds from the exercise of stock options, partially offset by $5.5 million used in the purchase of treasury stock.

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

Contractual obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments at September 30, 2012. Changes in our business needs, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are complex and necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table sets forth information relating to our contractual obligations at September 30, 2012:

	Payments due in
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Purchase order obligations	$3.3	$3.3	—	—	—

Total contractual obligations	$3.3	$3.3	$—	$—	$—

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

Revenue recognition

We recognize revenue from sales of products and billings for costs and fees from government contracts.

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

In July 2012, we signed a contract with the Air Force Research Laboratory to produce large-area sapphire windows on a cost plus fixed fee basis. We will recognize revenue in the period during which the related costs are incurred over the contractually defined period. Our current contract will be over a period of three years.

All of our revenue is denominated in U.S. dollars.

Inventory valuation

We value our inventory at the lower of cost or market. Market is determined based on net realizable value. Cost for raw materials, work in process and finished goods are based on actual costs on a first-in, first-out basis. We establish inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based on customer required specifications. We evaluate the ability to realize the value of our inventory based on a combination of factors, including forecasted sales, estimated current and future market value and changes in customers’ product specifications. Recoveries of previously written-down inventory are recognized only when the related inventory is sold and revenue has been recognized. Our method of estimating excess and obsolete inventory has remained consistent for all periods presented. However, if our recognition of excess or obsolete inventory is, or if our estimates of our inventory’s potential utility become, less favorable than currently expected, additional inventory reserves may be required. We determine our normal operating capacity and record as expense costs attributable to lower utilization of equipment and staff. For the nine months ended September 30, 2012, we determined we were not operating at capacity and recorded costs associated with lower utilization of equipment and staff. With the current lower demand for certain products, we believe that it is likely that we will incur additional adjustments for lower utilization of equipment and staff in 2012.

There is a high degree of volatility in the markets we serve with demand for our products constantly changing. Currently, larger diameter wafers are in greater demand than smaller diameter products. For the three months ended September 30, 2012, we decided to recycle some boules from inventory that might have produced lower than normal six inch yield and in that case would be used for smaller diameter products. Historically, boules put through a second growth cycle typically result in very high grade crystal which typically results in a higher yield of large diameter wafers. The recycling of boules reduced inventory and increased cost of goods sold for the three and nine months ended September 30, 2012 by $927,000.

Investments

We invest available cash primarily in investment grade commercial paper, corporate notes, FDIC guaranteed certificates of deposits, common stock, and government securities. Investments classified as available-for-sale securities are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Investments in trading securities are reported at fair value, with both realized and unrealized gains and losses recorded in other income (expense), net in the Consolidated Statement of Operations. Investments in which we have the ability and intent, if necessary, to liquidate in order to support our current operations are classified as short-term.

We review our available-for-sale securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When we conclude that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Consolidated Statement of Operations. As of September 30, 2012, no impairment was recorded.

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

We allocate stock based compensation costs using a straight-line method which amortizes the fair value of each option on a straight-line basis over the service period. Based on the variables affecting the valuation of our common stock and the method used for allocating compensation costs, we recognized $455,000 and $1.4 million in stock compensation expense during the three and nine months ended September 30, 2012, respectively.

All option grants made during the three and nine months ended September 30, 2012 and 2011 were granted at an exercise price per share equal to the closing market price of our common stock on the date of grant. Therefore, there is no intrinsic value because the exercise price per share of each option was equal to the fair value of the common stock on the date of grant.

Based on the fair market value of the common stock at September 30, 2012, there is no aggregate intrinsic value of all stock options outstanding at September 30, 2012.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2012, there have been no material changes in the off-balance sheet arrangements disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For the nine months ended September 30, 2012, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Management’s evaluation of disclosure controls and procedures

Based on evaluations at September 30, 2012, our chief executive officer and chief financial officer (together, our “certifying officers”), with the participation of the management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting

Our certifying officers have concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In August 2011, we announced a repurchase plan approved by our Board of Directors authorizing the purchase of up to $25.0 million of our outstanding common stock over a period of two years. The stock repurchase program authorizes us to purchase shares of our common stock in the open market at times and prices considered appropriate by us depending upon prevailing market conditions and other corporate considerations. There were no purchases made by us during the quarter ended September 30, 2012 pursuant to this repurchase plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits filed or incorporated by reference as a part of this report are listed in the Index to Exhibits which appears following the signature page to this Quarterly Report on Form 10-Q and is incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 8, 2012.

Rubicon Technology, Inc.

By	/s/ Raja M. Parvez
Raja M. Parvez
Chief Executive Officer and President
(Principal Executive Officer)

By	/s/ William F. Weissman
William F. Weissman
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

The Exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Incorporation by Reference

3.1	Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to Amendment No. 2, to the registrant’s Registration Statement on Form S-1 (File No. 333-145880) filed on November 1, 2007

3.2	Amendment No. 1 to Eight Amended and Restated Certificate of Incorporation	Filed as Appendix A to the registrant’s Definitive Proxy statement on Schedule 14A, filed on April 29, 2011

3.3	Amended and Restated Bylaws of Rubicon Technology, Inc.	Filed as Exhibit 3.3 to Amendment No. 2, to the registrant’s Registration Statement on Form S-1 (File No. 333-145880) filed on November 1, 2007

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from our quarterly report on Form 10-Q for the quarter ended September 30, 2012 are formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operation, (iii) consolidated statements of comprehensive income (iv) consolidated statements of cash flows and (v) notes to the consolidated financial statements