Form 10-Q
period 2013-03-31
Rubicon Technology, Inc.
filed 2013-05-09
CIK 1410172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2013

or

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

As of May 3, 2013 the Registrant had 22,579,712 shares of common stock, par value $0.001 per share, outstanding.

RUBICON TECHNOLOGY, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2013

PART I FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

Rubicon Technology, Inc.

Consolidated balance sheets

	March 31, 2013	December 31, 2012
	(unaudited) (in thousands other than share data)
Assets
Cash and cash equivalents	$21,506	$19,573
Restricted cash	171	171
Short-term investments	14,339	24,361
Accounts receivable, net	8,900	10,992
Accounts receivable, related parties	630	1,677
Inventories	49,535	47,354
Other inventory supplies	14,674	15,813
Prepaid expenses and other current assets	1,228	2,353
Deferred tax assets	4,833	4,427

Total current assets	115,816	126,721
Property and equipment, net	116,932	119,850
Other assets	1,204	1,525

Total assets	$233,952	$248,096

Liabilities and stockholders’ equity
Accounts payable	$2,312	$8,954
Accrued payroll	428	1,006
Accrued and other current liabilities	1,329	1,436
Corporate income and franchise taxes	90	216
Advance payments	701	772

Total current liabilities	4,860	12,384
Deferred tax liability	7,278	10,326

Total liabilities	12,138	22,710

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 undesignated shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 45,000,000 shares authorized, 24,354,297 and 24,327,140 shares issued; 22,579,453 and 22,552,296 shares outstanding	25	25
Additional paid-in capital	334,843	334,314
Treasury stock, at cost, 1,774,844 shares	(12,148)	(12,148)
Accumulated other comprehensive income (loss)	(157)	447
Accumulated deficit	(100,749)	(97,252)

Total stockholders’ equity	221,814	225,386

Total liabilities and stockholders’ equity	$233,952	$248,096

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of operations

	Three months ended March 31,
	2013	2012
	(unaudited) (in thousands, other than share and per share data)
Revenue	$8,307	$10,207
Cost of goods sold	11,682	13,615

Gross loss	(3,375)	(3,408)
Operating expenses:
General and administrative	2,190	2,306
Sales and marketing	349	456
Research and development	382	476

Loss from operations	(6,296)	(6,646)

Other income:
Interest income	13	33
Interest expense	(23)	—
Realized gain (loss) on foreign currency translation	(112)	342

Total other (expense) income	(122)	375

Loss before income taxes	(6,418)	(6,271)
Income tax benefit	3,042	2,904

Net loss	$(3,376)	$(3,367)

Net loss per common share
Basic	$(0.15)	$(0.15)

Diluted	$(0.15)	$(0.15)

Weighted average common shares outstanding used in computing net loss per common share basic and diluted	22,550,378	22,514,539

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of comprehensive income (loss)

	Three months ended March 31,
	2013	2012
	(unaudited) (in thousands)
Net loss	$(3,376)	$(3,367)
Other comprehensive income:
Unrealized gain (loss) on investments, net of tax	(603)	42
Unrealized loss on currency translation	(1)	(3)

Other comprehensive income (loss)	(604)	39

Comprehensive loss	$(3,980)	$(3,328)

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of cash flows

	Three months ended March 31,
	2013	2012
	(unaudited) (in thousands)
Cash flows from operating activities
Net loss	$(3,376)	$(3,367)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	3,110	2,941
Stock-based compensation	406	494
Deferred taxes	(3,048)	(2,794)
Changes in operating assets and liabilities:
Accounts receivable	3,139	20,352
Inventories	(2,253)	(9,431)
Other inventory supplies	1,097	1,996
Prepaid expenses and other assets	1,444	2,634
Accounts payable	(6,609)	(6,731)
Accrued payroll	(575)	(900)
Corporate income and franchise taxes	(124)	(299)
Advanced payments	(71)	405
Accrued and other current liabilities	(106)	(406)

Net cash (used in) provided by operating activities	(6,966)	4,894

Cash flows from investing activities
Purchases of property and equipment	(192)	(4,570)
Purchases of investments	(9)	(628)
Proceeds from sale of investments	9,023	10,800

Net cash provided by investing activities	8,822	5,602

Cash flows from financing activities
Proceeds from exercise of options	2	4
Restricted cash	—	43

Net cash provided by financing activities	2	47

Net effect of currency translation	75	(262)
Net increase in cash and cash equivalents	1,933	10,281
Cash and cash equivalents, beginning of period	19,573	4,290

Cash and cash equivalents, end of period	$21,506	$14,571

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

1. BASIS OF PRESENTATION

Interim financial data

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements and should be read in conjunction with Rubicon Technology, Inc.’s (the “Company”) annual report filed on Form 10-K for the fiscal year ended December 31, 2012. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Consolidated operating results for the three months period ended March 31, 2013 are not necessarily indicative of results that may be expected for the year ending December 31, 2013.

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

The Company reviews its available-for-sale securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. The Company considers various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, its ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When the Company concludes that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the consolidated statement of operations. As of March 31, 2013, no impairment was recorded.

Accounts receivable

The majority of the Company’s accounts receivable is due from manufacturers serving the LED and Silicon-on-Sapphire (SoS) industries. Credit is extended based on an evaluation of the customer’s financial condition. Accounts receivable are due based on contract terms and at stated amounts due from customers, net of an allowance for doubtful accounts.

Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time past due, the customer’s current ability to pay and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they are deemed uncollectible, and payments subsequently received on such receivables are recorded as a reduction to bad debt expense.

The following table shows the activity of the allowance for doubtful accounts:

	March 31, 2013	December 31, 2012
	(in thousands)
Beginning balance	$286	$378
Charges to costs and expenses	99	(54)
Accounts charged off, less recoveries	(130)	(38)

Ending balance	$255	$286

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method, and includes materials, labor and overhead. The Company reduces the carrying value of its inventories for differences between the cost and the estimated net realizable value, taking into account usage, expected demand, technological obsolescence and other information. The Company has accepted sales orders for smaller diameter core products at prices lower than cost. Based on these sales prices, the Company recorded at March 31, 2013, a lower of cost or market adjustment which reduced inventory and increased cost of goods sold by $139,000. Inventories are composed of the following:

	March 31, 2013	December 31, 2012
	(in thousands)
Raw materials	$21,111	$21,267
Work in progress	23,950	20,787
Finished goods	4,474	5,300

	$49,535	$47,354

The Company establishes inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based on customer specifications. The Company evaluates the ability to realize the value of its inventory based on a combination of factors, including forecasted sales, estimated current and future market value and changes in customers’ product specifications. For the three months ended March 31, 2013, the Company determined it had inventory that was excess or obsolete and recorded an adjustment which reduced inventory and increased costs of goods sold by $209,000. The Company’s method of estimating excess and obsolete inventory has remained consistent for all periods presented.

Property and equipment

Property and equipment consisted of the following:

	March 31, 2013	December 31, 2012
	(in thousands)
Land and land improvements	$4,133	$4,133
Buildings	30,389	30,364
Machinery, equipment and tooling	106,139	103,477
Leasehold improvements	7,696	7,696
Furniture and fixtures	941	941
Information systems	1,070	1,070
Construction in progress	15,217	17,712

Total cost	165,585	165,393
Accumulated depreciation and amortization	(48,653)	(45,543)

Property and equipment, net	$116,932	$119,850

Revenue recognition

Revenue recognized include product sales and billings for costs and fees for government contracts.

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

Government Contracts

The Company recognizes research and development revenue in the period during which the related costs are incurred over the contractually defined period. In July 2012, the Company signed a contract with the Air Force Research Laboratory to produce large-area sapphire windows on a cost plus fixed fee basis. The Company records research and development revenue on a gross basis as costs are incurred plus a portion of the fixed fee. For the three months ended March 31, 2013, $98,000 of revenue was recorded. The contract will continue for three years and the total value of the contract is $4.7 million of which $1.3 million has been recorded thru March 31, 2013.

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

Diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2013 and 2012 because the effects of potentially dilutive securities were anti-dilutive.

The following table summarizes the number of anti-dilutive securities outstanding which were excluded from the calculation of diluted net loss per share:

	March 31, 2013	March 31, 2012
Warrants	114,093	172,886
Stock options	217,373	360,376

Total	331,466	533,262

Other comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive income (loss) includes net earnings (loss) and other non-owner changes in equity that bypass the statement of operations and are reported in a separate component of equity. For the three months ended March 31, 2013 and 2012, other comprehensive income (loss) includes the unrealized loss on investments and foreign currency translation adjustments.

The following table summarizes the components of comprehensive income (loss):

	March 31, 2013	December 31, 2012
	(in thousands)
Unrealized gain (loss) on investments	(146)	457
Unrealized (loss) on currency translation	(11)	(10)

Ending Balance	$(157)	$447

3. SEGMENT INFORMATION

The Company evaluates operations as one reportable segment, as it only reports profit and loss information on an aggregate basis to its chief operating decision maker.

Revenue is attributed by geographic region based on ship-to location of the Company’s customers. The following table summarizes revenue by geographic region:

	Three months ended March 31,
	2013	2012
	(in thousands)
Australia	$5,406	$1,116
China	959	851
United States	915	2,125
Korea	570	—
Taiwan	39	1,693
France	28	2,751
Other	390	1,671

Revenue	$8,307	$10,207

The following table summarizes revenue by product type:

	Three months ended March 31,
	2013	2012
	(in thousands)
Core	$987	$2,758
Polished	6,057	5,681
Optical	1,144	1,759
Other	119	9

Revenue	$8,307	$10,207

The following table summarizes assets by geographic region:

	March 31, 2013	December 31, 2012
	(in thousands)
United States	$196,821	$210,781
Malaysia	37,099	37,280
Other	32	35

Total Assets	$233,952	$248,096

4. INVESTMENTS

The Company invests available cash primarily in investment grade commercial paper, FDIC guaranteed certificates of deposit, common stock, corporate notes and government securities. The Company’s short-term investments balance of $14.3 million as of

March 31, 2013 is comprised of U.S. Treasury securities of $2.5 million, corporate notes and bonds of $3.0 million, commercial paper of $1.5 million, FDIC guaranteed certificates of deposit of $5.5 million and common stock of $1.8 million. The Company’s investments are classified as available-for-sale securities and are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive income (loss).

The following table presents the amortized cost and gross unrealized gains and losses on all securities at March 31, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term Investments:
U.S. Treasury securities and agency	$2,506	$—	$—	$2,506
FDIC Guaranteed certificates of deposit	5,493	—	3	5,490
Common stock	2,000	—	209	1,791
Corporate Notes and Bonds	3,053	—	1	3,052
Commercial Paper	1,500	—	—	1,500

Total short-term investments	$14,552	$—	$213	$14,339

The following table presents the amortized cost, and gross unrealized gains and losses on all securities at December 31, 2012:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term Investments:
U.S. Treasury securities and agency	$3,509	$—	$—	$3,509
FDIC Guaranteed certificates of deposit	6,453	—	6	6,447
Common stock	2,000	806	—	2,806
Corporate Notes/Bonds	4,606	—	4	4,602
Commercial Paper	6,999	—	2	6,997

Total short-term investments	$23,567	$806	$12	$24,361

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2013:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash Equivalents:
Money market funds	$17,670	$—	$—	$17,670
Investments:
Available-for-sales securities—current
U.S. Treasury securities and agency	—	2,506	—	2,506
FDIC Guaranteed certificates of deposit	—	5,490	—	5,490
Common stock	1,791	—	—	1,791
Corporate notes/bonds	—	3,052	—	3,052
Commercial paper	—	1,500	—	1,500

Total	$19,461	$12,548	$—	$32,009

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash Equivalents:
Money market funds	$11,644	$—	$—	$11,644
Investments:
Available-for-sales securities—current:
U.S. Treasury securities and agency	—	3,509	—	3,509
FDIC Guaranteed certificates of deposit	—	6,447	—	6,447
Common stock	2,806	—	—	2,806
Corporate notes/bonds	—	4,602	—	4,602
Commercial paper	—	6,997	—	6,997

Total	$14,450	$21,555	$—	$36,005

In addition to the debt securities noted above, the Company had approximately $3.8 million and $7.9 million of time deposits included in cash and cash equivalents as of March 31, 2013 and December 31, 2012, respectively.

5. RELATED PARTY TRANSACTIONS

In November 2008, the Company purchased 1,345,444 shares of Peregrine Series D-1 Preferred shares for a total of $2.0 million, which represented less than 1% of Peregrine’s shares outstanding. The terms and stock price of the purchase were the same as for the other investors who participated. Peregrine is a customer of the Company. On August 8, 2012, Peregrine completed its initial public offering, which resulted in a conversion of the preferred shares to common stock at a ratio of 7.34:1, or 183,303 shares of common stock. There was a lock-up period until February 2013 during which the Company could not sell these shares. For the three months ended March 31, 2013, the Company recorded an unrealized loss on investments of $1.0 million. For the three months ended March 31, 2013 and 2012, revenue from Peregrine was $5.4 million and $4.6 million, respectively. As of March 31, 2013 and December 31, 2012, accounts receivable from Peregrine were $630,000 and $1.7 million, respectively. The pricing terms and conditions of the sales to Peregrine are similar to those available to the Company’s other non-related customers.

6. SIGNIFICANT CUSTOMERS

For the three months ended March 31, 2013, the Company had two customers that individually accounted for approximately 65% and 11% of revenue, respectively, and for the three months ended March 31, 2012, the Company had two customers that individually accounted for approximately 45% and 10% of revenue, respectively.

Customers individually representing more than 10% of trade receivables accounted for approximately 89% and 93% of accounts receivable as of March 31, 2013 and December 31, 2012, respectively. The Company grants credit to customers based on an evaluation of their financial condition. Losses from credit sales are provided for in the financial statements.

7. STOCKHOLDERS’ EQUITY

Common Stock

As of March 31, 2013 the Company had reserved 1,942,884 shares of common stock for issuance upon the exercise of outstanding common stock options. Also, 2,347,635 shares of the Company’s common stock were reserved for future grants of stock options (or other similar equity instruments) under the Company’s 2007 Stock Incentive Plan (the “2007 Plan”) as of March 31, 2013. In addition, 267,826 shares of the Company’s common stock were reserved for future exercise of outstanding warrants as of March 31, 2013.

Warrants

For the three months ended March 31, 2013, no common stock warrants were exercised. At March 31, 2013 and December 31, 2012, there were 267,826 common stock warrants outstanding.

Treasury Stock

On August 4, 2011, the Company authorized a stock repurchase program to purchase up to $25.0 million of its common stock over a period of two years. The stock repurchase program authorizes the Company to repurchase its shares of common stock in the open market at times and prices considered appropriate by the Company depending upon prevailing market conditions and other corporate considerations. The treasury shares are accounted for using the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. The Company did not repurchase any shares during the three months ended March 31, 2013.

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

The Company uses the Black-Scholes option pricing model to value stock options issued after January 1, 2006. The Company uses historical stock prices of companies that it considers as a peer group as the basis for its volatility assumptions. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The expected term is based upon the vesting term of the Company’s options, a review of a peer group of companies, and expected exercise behavior. The forfeiture rate is based on past history of forfeited options. The expense is being allocated using the straight-line method. For the three months ended March 31, 2013 and 2012, the Company recorded $365,000 and $453,000, respectively, of stock compensation expense. As of March 31, 2013, the Company has $2.5 million of total unrecognized compensation cost related to non-vested awards granted under the Company’s stock-based plans that it expects to recognize over a weighted-average period of 1.97 years. The Company accounts for options issued prior to January 1, 2006 under the intrinsic value method.

The following table summarizes the activity of the stock incentive and equity plans as of March 31, 2013 and changes during the three months then ended:

	Shares available for grant	Number of options outstanding	Weighted- average option exercise price	Number of restricted stock and board shares issued
At December 31, 2012	2,200,604	2,117,110	$13.32	59,932
Granted	(28,657)	2,000	6.11	26,657
Exercised	—	(500)	4.01	—
Cancelled/forfeited	175,688	(175,726)	18.84	—

At March 31, 2013	2,347,635	1,942,884	$12.81	86,932

The Company’s aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock. Based on the fair market value of the common stock at March 31, 2013, there is no intrinsic value for options outstanding and exercisable. The weighted average fair value per share of options granted for the three months ended March 31, 2013 was $6.11 and the fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model using an expected term of 5.3 years, risk-free interest rates of 0.76% expected volatility of 52% and no dividend yield. The Company used an expected forfeiture rate of 19.18%.

For the three months ended March 31, 2013 and 2012, the Company recorded $41,000 of stock compensation expense related to restricted stock.

A summary of the Company’s non-vested options during the three months period ended March 31, 2013 is presented below:

	Options	Weighted- average exercise price
Non-vested at January 1, 2013	821,002	$15.24
Granted	2,000	6.11
Vested	(182,400)	6.42
Forfeited	(170,587)	18.82

Non-vested at March 31, 2013	470,015	$17.32

An analysis of restricted stock issued is as follows:

Non-vested restricted stock as of December 31, 2012	4,336
Granted	26,657
Vested	(4,336)

Non-vested restricted stock as of March 31, 2013	26,657

9. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company has entered into agreements to purchase equipment and components to construct furnaces. These agreements will result in the Company purchasing equipment or components for a total cost of approximately $1.2 million with deliveries occurring throughout 2013.

Litigation

From time to time, the Company experiences routine litigation in the normal course of its business. The management of the Company does not believe any pending litigation will have a material adverse effect on the financial condition or results of operations of the Company.

10. INCOME TAXES

The Company is subject to income taxes in the U.S. and Malaysia. On a quarterly basis, the Company assesses the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment and multiple factors, both positive and negative, are considered. For the period ended March 31, 2013, a valuation allowance has not been included in the 2013 forecasted effective tax rate. Based on future results, if the Company were to conclude that the deferred tax assets are not recoverable and a valuation allowance is necessary, there would be a significant impact on the forecasted effective tax rate for the year as a whole and the quarterly effective tax rate in the quarter that it is established. The tax provision for the three months ended March 31, 2013 is based on an estimated combined statutory effective tax rate. The Company recorded for the three months ended March 31, 2013 and 2012, a tax benefit of $3.0 million and $2.9 million, respectively for an effective tax rate of 47.4% and 46.3%, respectively. For the three months ended March 31, 2013 the difference between the Company’s effective tax rate and the U.S. federal 35% statutory rate and state 6.2% (net of federal benefit) statutory rate was primarily related to profits recorded in the Malaysia operation for which the Company has a tax holiday and the accrual for an uncertain tax position.

11. CREDIT FACILITY

On January 2, 2013, the Company entered into a three-year term agreement with a bank to provide the Company with a senior secured credit facility of $25.0 million. The agreement provides for the Company to borrow up to 80% of eligible accounts receivable and up to 35% of domestically held raw material and finished goods inventory. Advances against inventory are limited to 40% of the aggregate outstanding on the revolving line of credit and $10.0 million in aggregate. The Company has the option to borrow at an interest rate of LIBOR plus 2.75% or the Wall Street Journal prime rate plus 0.50%. If the Company maintains liquidity of $20.0 million or greater with the lending institution, then the borrowing interest rate options are LIBOR plus 2.25% or the Wall Street Journal prime rate. There is an unused revolving line facility fee of 0.375% per annum. The facility is secured by a first priority interest in substantially all of the Company’s personal property, excluding intellectual property. The Company is required to maintain an adjusted quick ratio of 1.40 to 1.00, maintain operating and other deposit accounts with the bank or bank’s affiliates of 25% of the Company’s total worldwide cash, securities and investments, and the Company can pay dividends or repurchase capital stock only with the bank’s consent during the three year term. For the three months ended March 31, 2013, the Company did not draw on this facility. For the three months ended March 31, 2013, the Company recorded $23,000 of interest expense charged on the unused portion of the facility.

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

You should read this Quarterly Report, the documents that we reference in this Quarterly Report and have filed with the SEC as exhibits and our Annual Report on Form 10-K for the year ended December 31, 2012 with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

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

We are a vertically-integrated manufacturer of high-quality sapphire substrates and optical windows that are used in a variety of high-growth, high-volume end-market applications. Our largest product lines include two to six-inch sapphire cores and wafers for use in LED applications and solid state lighting and electronic applications and six-inch sapphire wafers that are used for Silicon-on-Sapphire (SoS) RFICs. For the LED market, we sell two to four-inch material primarily in core form and six and eight-inch material primarily in polished wafer form. Additionally, we sell products for aerospace, sensor and other applications. Eight-inch wafers are sold primarily for research and development efforts at this time. We also have extended our technology to produce cores and wafers of up to twelve inches in diameter to support next-generation LED and RFIC production. In addition, we have developed the ability to produce large diameter circular and rectangular sapphire windows for use in various optical window applications.

Our revenue consists of sales of sapphire materials sold in core and polished wafer forms in two, three, four, six and eight-inch diameters as well as optical materials sold as blanks or polished windows. Products are made to varying specifications, such as crystal planar orientations and thicknesses. We recognize research and development revenue in the period during which the related costs and fees are incurred.

Historically, a significant portion of our revenue has been derived from sales to relatively few customers. For the three months ended March 31, 2013 and 2012, we had two customers that in other aggregate accounted for approximately 76% and 55% of our revenue, respectively. None of our other customers accounted for more than 10% of our revenue for such periods. Although we are continuing to diversify and expand our customer base, we expect our revenue to continue to be concentrated among a small number of customers. We expect that our significant customers may change from period to period.

We recognize revenue upon shipment to our customers. We derive a significant portion of our revenue from customers outside of the U.S. In most periods, the majority of our sales are to the Asian market and we expect that region to continue to be a major source of revenue for us. All of our revenue is denominated in U.S. dollars.

We manufacture and ship our products from our facilities in the Chicago metropolitan area and from our facility in Penang, Malaysia. We have approximately 237,000 square feet of manufacturing and office space in Batavia, Franklin Park and Bensenville, Illinois and a 65,000 square foot facility in Penang, Malaysia, which processes sapphire grown by us in our Illinois facilities into finished cores and wafers. Our Malaysia facility currently finishes the majority of our core processing and can produce production volumes of polished wafers. In March 2012, we acquired additional land in Batavia, Illinois to expand our crystal growth capacity. We have not yet determined when we will begin construction on this facility.

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

Other income (expense) consists of interest income, interest expense and realized gains and losses on investments and currency translation.

We account for income taxes under the asset and liability method whereby the expected future tax consequences of temporary differences between the book value and the tax basis of assets and liabilities are recognized as deferred tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to be recognized. The Illinois State Legislature has suspended the use of NOLs for taxable years ending after December 31, 2010 and before December 31, 2011, and has limited the net operating loss deduction to $100,000 for the years ending December 31, 2012 through December 31, 2014. Our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated. Our effective tax rate could also fluctuate due to changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, or accounting principles, as well as certain discrete items.

We anticipate our capital expenditures will be between $10.0 million to $15.0 million for the full year 2013. These expenditures will be primarily focused on investments in equipment to produce patterned sapphire substrates and to enhance our polishing platform. Our capital expenditures in the three months ended March 31, 2013 were $192,000.

RESULTS OF CONSOLIDATED OPERATIONS THREE MONTHS ENDED March 31, 2013 AND 2012

The following table sets forth our consolidated statements of operations for the periods indicated:

	Three months ended March 31,
	2013	2012
	(in millions)
Revenue	$8.3	$10.2
Cost of goods sold	11.7	13.6

Gross loss	(3.4)	(3.4)

Operating expenses:
General and administrative	2.2	2.3
Sales and marketing	0.3	0.5
Research and development	0.4	0.5

Total operating expenses	2.9	3.3

Loss from operations	(6.3)	(6.7)
Other (expense) income	(0.1)	0.4

Loss before income taxes	(6.4)	(6.3)
Income tax benefit	3.0	2.9

Net loss	$(3.4)	$(3.4)

The following table sets forth our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Three months ended March 31,
	2013	2012
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	141	134

Gross loss	(41)	(34)

Operating expenses:
General and administrative	26	22
Sales and marketing	4	5
Research and development	5	5

Total operating expenses	35	32

Loss from operations	(76)	(66)
Other (expense) income	(1)	4

Loss before income taxes	(77)	(62)
Income tax benefit	36	29

Net loss	(41)%	(33)%

Revenue. Revenue was $8.3 million for the three months ended March 31, 2013 and $10.2 million for the three months ended March 31, 2012, a decrease of $1.9 million. Revenue from the sale of sapphire cores, which are sold in the LED market, for the three months ended March 31, 2013, decreased by $1.8 million, of which $1.5 million was attributed to lower volume and $304,000 was due to decreased pricing as a result of excess sapphire capacity in the LED supply chain. We also experienced increased revenue from sales of our polished wafers by $376,000, which was the result of an $828,000 increase in polished wafers sold to the SoS market offset by a $452,000 in lower sales of polished wafers to the LED market. Of the $376,000 increase in revenue from polished wafers, $2.6 million was attributable to higher volume offset by a $2.2 million decrease which was attributable to lower prices. Revenue from sales of our optical products was lower by $614,000 due to decreased sales of sapphire for sensor and instrumentation applications partially offset by an increase in revenue from R&D of $98,000. While demand for our core products has improved from the fourth quarter of 2012, pricing remains low. We expect pricing to recover slowly throughout 2013. We have continued to experience limited demand for our LED polished wafers, but expect that to improve in the second half of 2013. However, we operate in an extremely volatile market, so the amount of price or volume change is difficult to predict.

Gross loss. Gross loss was $3.4 million for the three months ended March 31, 2013 and March 31, 2012. The negative gross margin is primarily attributable to decreased pricing for our products as well as lower sales volumes, which is attributable to the reduced demand due to the buildup of excess inventory at our key customers. At March 31, 2013 pricing for our small diameter core products remained below our carrying cost in inventory, resulting in a lower cost or market adjustment that reduced inventory and increased cost of goods sold by a net of $133,000. In addition, for the three months ended March 31, 2013 and 2012, due to the lower demand, we were not operating at capacity and recorded costs associated with under-utilization of equipment and staff of $2.3 million and $1.1 million, respectively, as an expense.

General and administrative expenses. G&A expenses were $2.2 million for the three months ended March 31, 2013 and $2.3 million for the three months ended March 31, 2012, a decrease of $116,000. The decrease was primarily due to $196,000 from lower employee compensation costs, including salary and stock based compensation expense, $101,000 from lower consulting expense, and $89,000 due to lower legal expenses. These decreases were partially offset by an increase of $303,000 in bad debt expense as the three months ended March 31, 2012, reflected a decrease in the general bad debt reserve due to significant collections from a major customer.

Sales and marketing expenses. Sales and marketing expenses were $349,000 for the three months ended March 31, 2013 and $456,000 for the three months ended March 31, 2012, a decrease of $107,000. The decrease in sales and marketing expenses is primarily attributable to decreased costs for marketing services and exhibitions of $33,000, lower employee compensation costs of $45,000 and lower travel expenses of $28,000.

Research and development expenses. R&D expenses were $382,000 for the three months ended March 31, 2013 and $476,000 for the three months ended March 31, 2012, a decrease of $94,000. The decrease is attributable to lower employee compensation costs of $55,000 and decreased project expenses of $41,000.

Other (expense) income. Other expense was $122,000 for the three months ended March 31, 2013, and other income was $375,000 for the three months ended March 31, 2012, a decrease in net other income of $497,000. The decrease was primarily due to a decrease in foreign currency translation gains of $454,000, an increase in interest expense of $23,000 attributable to the monthly interest on our credit facility and a decrease in interest income of $20,000 on lower investments balances.

Income tax benefit. Income tax benefit was $3.0 million and $2.9 million for the three months ended March 31, 2013 and 2012, respectively an increase of $138,000. Our effective tax rate was 47.3% and 46.3% for the three months ended March 31, 2013 and 2012, respectively. On a quarterly basis, we assesses the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment and multiple factors, both positive and negative, are considered. For the period ended March 31, 2013, a valuation allowance has not been included in the 2013 forecasted effective tax rate. Based on future results, if we were to conclude that the deferred tax assets are not recoverable and a valuation allowance is necessary, there would be a significant impact on the forecasted effective tax rate for the year as a whole and the quarterly effective tax rate in the quarter that it is established. To the extent full year pretax income varies from the end of the most recent interim period, the actual tax provision recognized in 2013 could be different than the tax provision for the three months ended March 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations using a combination of issuances of common stock and cash generated from our operations.

As of March 31, 2013, we had cash and short term investments totaling $35.8 million, including cash of $3.8 million held in deposits at major banks, $17.7 million invested in money market funds and $14.3 million of short term investments, including commercial paper, corporate notes and bonds, U.S. treasury securities, FDIC guaranteed certificates of deposit and common stock.

Cash flows from operating activities

The following table represents the major components of our cash flows from operating activities for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
	(in millions)
Net loss	$(3.4)	$(3.4)
Non-cash items:
Depreciation and amortization	3.1	2.9
Stock based compensation and other, net	0.4	0.5
Deferred taxes	(3.0)	(2.8)

Total non-cash items:	0.5	0.6

Working capital:
Accounts receivable	3.1	20.3
Inventories	(2.2)	(9.4)
Prepaid expenses and other current assets	2.5	4.7
Accounts payable	(6.6)	(6.7)
Other accruals	(0.9)	(1.2)

Total working capital items:	(4.1)	7.7

Net cash (used in) provided by operating activities	$(7.0)	$4.9

Cash used in operating activities was $7.0 million for the three months ended March 31, 2013. During such period, we generated a net loss of $3.4 million, incurred non-cash expenses of $468,000, and net working capital change of $4.1 million. The net working capital change was comprised of a decrease in accounts receivable of $3.1 million on collection timing, a decrease in prepaid expenses of $2.5 million primarily due to a decrease in purchases of furnace construction and replacement parts and items used in the polishing of wafers, an increase in inventory of $2.2 million, a decrease in accounts payable of $6.6 million due to timing of payments and a decrease in other accruals of $876,000.

Cash provided by operating activities was $4.9 million for the three months ended March 31, 2012. During such period, we generated net loss of $3.4 million, incurred non-cash expenses of $641,000, and net working capital change of $7.7 million. The net working capital change was comprised of a decrease in accounts receivable of $20.3 million due to significant collections from several customers, a decrease in prepaid expenses of $4.7 million primarily due to a decrease in purchases of furnace construction and replacement parts and items used in the polishing of wafers, an increase in inventory of $9.4 million primarily due to an increase in our stock of raw material and sapphire boules, a decrease in accounts payable of $6.7 million due to timing of payments and a decrease in other accruals of $1.2 million.

Cash flows from investing activities

The following table represents the major components of our cash flows from investing activities for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
	(in millions)
Purchases of property and equipment:
Machinery & equipment for crystal growth	(0.2)	(2.4)
Land for additional crystal growth facility	—	(1.7)
Increase capacity in other areas	—	(0.5)

Total purchases of property and equipment:	(0.2)	(4.6)

Purchases of investments	—	(0.6)
Proceeds from sales of investments	9.0	10.8

Net cash provided by investing activities	$8.8	$5.6

Net cash provided by investing activities was $8.8 million for the three months ended March 31, 2013. During the three months ended March 31, 2013, we used approximately $192,000 for the purchase of equipment. This was offset by net proceeds from the sale of investments of $9.0 million.

Net cash provided by investing activities was $5.6 million for the three months ended March 31, 2012. During the three months ended March 31, 2012, we used approximately $4.6 million for the purchase of land and equipment. This was offset by net proceeds from the sale of investments of $10.2 million.

We have purchased land to construct a second crystal growth facility in Batavia, Illinois, but we have not yet determined when construction will begin. We anticipate spending on capital expenditures in 2013 to be between $10.0 million to $15.0 million and will be primarily focused on investments in equipment to produce patterned sapphire substrates and to enhance our polishing platform.

Cash flows from financing activities

Net cash provided by financing activities was $2,600 and $47,000 for the three months ended March 31, 2013 and 2012, respectively. Net cash provided by financing activities for the three months ended March 31, 2013 was primarily from net proceeds from the exercise of stock options. Net cash provided by financing activities for the three months ended March 31, 2012 represents an increase in restricted cash of $43,000 and net proceeds from the exercise of stock options of $4,000.

Future liquidity requirements

We believe that our existing cash, cash equivalents, investments and anticipated cash flows from operating activities will be sufficient to meet our anticipated cash needs for at least the next twelve months. In addition, on January 2, 2013, we signed an agreement with a bank to provide us with a $25.0 million senior secured credit facility. This facility provides us with additional operating cash flow flexibility. Our cash needs include cash required to fund our operations, the capital needed to fund our planned expansion in the U.S. and Asia and investments in new product development. If the assumptions underlying our business plan regarding future revenues and expenses change, or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or convertible debt securities. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we obtain additional debt financing or draw on our credit facility a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. If we are unable to obtain financing on terms favorable to us, we may be unable to successfully execute our business plan.

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

In July 2012, we signed a contract with the Air Force Research Laboratory to produce large-area sapphire windows on a cost plus fixed fee basis. We recognize revenue in the period during which the related costs are incurred over the contractually defined period. Our current contract will be over a period of three years.

All of our revenue is denominated in U.S. dollars.

Inventory valuation

We value our inventory at the lower of cost or market. Market is determined based on net realizable value. Costs for raw materials, work in process and finished goods are based on actual costs on a first-in, first-out basis. We establish inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based on customer required specifications. We evaluate the ability to realize the value of our inventory based on a combination of factors, including forecasted sales, estimated current and future market value and changes in customers’ product specifications. For the three months ended March 31, 2013, we determined we had inventory that was excess or obsolete and recorded an adjustment which reduced inventory and increased costs of goods sold by $209,000. We have accepted sales orders for smaller diameter core material at prices lower than our cost. Based on these sales prices, we recorded at March 31, 2013 a lower of cost or market adjustment which reduced inventory and increased cost of goods sold by $139,000. Our method of estimating excess and obsolete inventory has remained consistent for all periods presented. However, if our recognition of excess or obsolete inventory is, or if our estimates of our inventory’s potential utility become, less favorable than currently expected, additional inventory reserves may be required. We determine our normal operating capacity and record as expense costs attributable to lower utilization of equipment and staff. For the three months ended March 31, 2013, we determined we were not operating at capacity and recorded as expense costs associated with under utilization of equipment and staff of $2.3 million. Although we expect demand to improve throughout the year, it is likely we will incur more costs due to low utilization of equipment and staff at least through the first half of 2013.

Investments

We invest available cash primarily in investment grade commercial paper, FDIC guaranteed certificates of deposit, common stock, corporate notes and government securities. Investments classified as available-for-sale securities are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Investments in trading securities are reported at fair value, with both realized and unrealized gains and losses recorded in other income (expense) in the Consolidated Statement of Operations. Investments in which we have the ability and intent to liquidate, if necessary, in order to support our current operations are classified as short-term.

We review our available-for-sale securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When we conclude that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Consolidated Statement of Operations. As of March 31, 2013, no impairment was recorded.

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

The expected term represents the weighted-average period that our stock options are expected to be outstanding and is based upon the vesting term of our options, a review of a peer group of companies, and expected exercise behavior. Until November 2007, we were operating as a private company, and, as a result, we were unable to use our actual price volatility data. Therefore, we estimate the volatility of our common stock based on volatility of similar entities over the expected term of our stock options. We base the risk-free interest rate that we use in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and, therefore, use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The current forfeiture rate of 19.18% was based on our past history of forfeitures.

We allocate stock based compensation costs using a straight-line method which amortizes the fair value of each option on a straight-line basis over the service period. Based on the variables affecting the valuation of our common stock and the method used for allocating compensation costs, we recognized $406,000 in stock compensation expense during the three months ended March 31, 2013.

All option grants made during the three months ended March 31, 2013 and 2012 were granted at an exercise price per share equal to the closing market price of our common stock on the date of grant. Therefore, there is no intrinsic value because the exercise price per share of each option was equal to the fair value of the common stock on the date of grant.

Based on the fair market value of our common stock at March 31, 2013, there is no aggregate intrinsic value for options outstanding and exercisable.

Income tax valuation allowance

Evaluating the need for and amount of a valuation allowance for deferred tax assets requires significant judgment and extensive analysis of all the positive and negative evidence available to determine whether all or some portion of the deferred tax assets will not be realized. A valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50 percent) that they will not be realized. In general, “realization” refers to the incremental benefit achieved through the reduction in future taxes payable or an increase in future taxes refundable from the deferred tax assets, assuming that the underlying deductible differences and carryforwards are the last items to enter into the determination of future taxable income. In determining our valuation allowance, we consider the source of taxable income, including taxable income in prior carryback years, future reversals of existing temporary differences, the required use of tax planning strategies, and future taxable income exclusive of reversing temporary differences and carryforwards. Such evaluations involve the application of significant judgment and multiple factors, both positive and negative, are considered. For the period ended March 31, 2013, a valuation allowance has not been included in the 2013 forecasted effective tax rate. Based on future results, if we were to conclude that the deferred tax assets are not recoverable and a valuation allowance is necessary, there would be a significant impact on the forecasted effective tax rate for the year as a whole and the quarterly effective tax rate in the quarter that it is established.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2013, there have been no material changes in the off-balance sheet arrangements disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For the first three months ended March 31, 2013, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Management’s evaluation of disclosure controls and procedures

Based on evaluations at March 31, 2013, our chief executive officer and chief financial officer (together, our “certifying officers”), with the participation of the management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting

Our certifying officers have concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

From time to time we may be named in claims arising in the ordinary course of business. Currently, there are no legal proceedings or claims pending against us or involving us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business or financial condition.

ITEM 1A.	RISK FACTORS

Our business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond our control. We have identified a number of these risk factors in our Annual Report on Form 10-K for the year ended December 31, 2012, which factors should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In August 2011, we announced a repurchase plan approved by our Board of Directors authorizing the purchase of up to $25.0 million of our outstanding common stock over a period of two years. The stock repurchase program authorizes us to purchase shares of our common stock in the open market at times and prices considered appropriate by us depending upon prevailing market conditions and other corporate considerations. There were no purchases made by us during the quarter ended March 31, 2013 pursuant to this repurchase plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits filed or incorporated by reference as a part of this report are listed in the Index to Exhibits which appears following the signature page to this Quarterly Report on Form 10-Q and is incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 2013.

Rubicon Technology, Inc.

By	/s/ Raja M. Parvez
Raja M. Parvez
Chief Executive Officer and President
(Principal Executive Officer)

By	/s/ William F. Weissman
William F. Weissman
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

The Exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Incorporation by Reference
3.1	Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to Amendment No. 2, to the registrant’s Registration Statement on Form S-1 (File No. 333-145880) filed on November 1, 2007

3.2	Amendment No. 1 to Eight Amended and Restated Certificate of Incorporation	Filed as Appendix A to the registrant’s Definitive Proxy statement on Schedule 14A, filed on April 29, 2011

3.3	Amended and Restated Bylaws of Rubicon Technology, Inc.	Filed as Exhibit 3.3 to Amendment No. 2, to the registrant’s Registration Statement on Form S-1 (File No. 333-145880) filed on November 1, 2007

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from our quarterly report on Form 10-Q for the quarter ended March 31, 2013 are formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operation, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) notes to the consolidated financial statements