Form 10-Q
period 2013-06-30
Rubicon Technology, Inc.
filed 2013-08-08
CIK 1410172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2013

or

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

As of August 2, 2013 the Registrant had 22,635,452 shares of common stock, par value $0.001 per share, outstanding.

RUBICON TECHNOLOGY, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended June 30, 2013

PART I FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

Rubicon Technology, Inc.

Consolidated balance sheets

	June 30, 2013	December 31, 2012
	(unaudited) (in thousands, other than share data)
Assets
Cash and cash equivalents	$22,779	$19,573
Restricted cash	166	171
Short-term investments	17,940	24,361
Accounts receivable	1,465	10,992
Accounts receivable, related parties	1,638	1,677
Inventories	43,755	47,354
Other inventory supplies	13,221	15,813
Prepaid expenses and other current assets	903	2,353
Deferred tax assets	4,752	4,427

Total current assets	106,619	126,721
Property and equipment, net	116,340	119,850
Other assets	891	1,525

Total assets	$223,850	$248,096

Liabilities and stockholders’ equity
Accounts payable	$2,807	$8,954
Accrued payroll	421	1,006
Accrued and other current liabilities	900	1,436
Corporate income and franchise taxes	115	216
Advance payments	202	772

Total current liabilities	4,445	12,384
Deferred tax liability	2,998	10,326

Total liabilities	7,443	22,710

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 undesignated shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 45,000,000 shares authorized and 24,363,246 and 24,327,140 shares issued; 22,588,402 and 22,552,296 shares outstanding	25	25
Additional paid-in capital	335,171	334,314
Unearned restricted stock compensation	(81)	—
Treasury stock, at cost, 1,774,844 shares	(12,148)	(12,148)
Accumulated other comprehensive (loss) income	(38)	447
Accumulated deficit	(106,522)	(97,252)

Total stockholders’ equity	216,407	225,386

Total liabilities and stockholders’ equity	$223,850	$248,096

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of operations

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(unaudited) (in thousands, other than share data)
Revenue	$10,555	$17,003	$18,862	$27,210
Cost of goods sold	16,972	16,992	28,654	30,607

Gross (loss) profit	(6,417)	11	(9,792)	(3,397)
Operating expenses:
General and administrative	2,215	2,044	4,405	4,350
Sales and marketing	414	473	763	929
Research and development	495	597	877	1,073
Loss (gain) on disposal of assets	427	(5)	427	(5)

Loss from operations	(9,968)	(3,098)	(16,264)	(9,744)

Other income:
Interest income	13	23	26	56
Interest expense	(24)	—	(47)	—
Realized (loss) gain on foreign currency translation	(194)	(311)	(306)	31

Total other (expense) income	(205)	(288)	(327)	87

Loss before income taxes	(10,173)	(3,386)	(16,591)	(9,657)
Income tax benefit	4,279	2,074	7,321	4,978

Net loss	$(5,894)	$(1,312)	$(9,270)	$(4,679)

Net loss per common share
Basic	$(0.26)	$(0.06)	$(0.41)	$(0.21)

Diluted	$(0.26)	$(0.06)	$(0.41)	$(0.21)

Weighted average common shares outstanding used in computing net loss per common share	22,560,603	22,518,364	22,555,490	22,516,451

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of comprehensive loss

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(unaudited) (in thousands)
Net loss	$(5,894)	$(1,312)	$(9,270)	$(4,679)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax	120	—	(483)	42
Unrealized loss on currency translation	(1)	(1)	(2)	(4)

Other comprehensive income (loss)	119	(1)	(485)	38

Comprehensive loss	$(5,775)	$(1,313)	$(9,755)	$(4,641)

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of cash flows

	Six months ended June 30,
	2013	2012
	(unaudited) (in thousands)
Cash flows from operating activities
Net loss	$(9,270)	$(4,679)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	6,222	5,893
Net loss (gain) on disposal of assets	427	(5)
Stock-based compensation	748	988
Deferred taxes	(7,328)	(4,903)
Changes in operating assets and liabilities:
Accounts receivable	9,566	23,328
Inventories	3,356	(15,978)
Other inventory supplies	2,430	2,077
Prepaid expenses and other assets	2,081	2,280
Accounts payable	(6,085)	(5,835)
Accrued payroll	(577)	(358)
Corporate income and franchise taxes	(103)	(285)
Advanced payments	(570)	939
Accrued and other current liabilities	(528)	(311)

Net cash provided by operating activities	369	3,151

Cash flows from investing activities
Purchases of property and equipment	(3,139)	(6,371)
Proceeds from disposal of assets	—	10
Purchases of investments	(2,019)	—
Proceeds from sale of investments	7,632	20,642

Net cash provided by investing activities	2,474	14,281

Cash flows from financing activities
Proceeds from exercise of options	27	4
Restricted cash	5	23

Net cash provided by financing activities	32	27

Net effect of currency translation	331	25
Net increase in cash and cash equivalents	3,206	17,484
Cash and cash equivalents, beginning of period	19,573	4,290

Cash and cash equivalents, end of period	$22,779	$21,774

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

1. BASIS OF PRESENTATION

Interim financial data

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements and should be read in conjunction with Rubicon Technology, Inc.’s (the “Company”) annual report filed on Form 10-K for the fiscal year ended December 31, 2012. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Consolidated operating results for the three and six months periods ended June 30, 2013 are not necessarily indicative of results that may be expected for the year ending December 31, 2013.

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

The Company reviews its available-for-sale securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. The Company considers various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, its ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When the Company concludes that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Consolidated Statement of Operations. As of June 30, 2013, no impairment was recorded.

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

The following table shows the activity of the allowance for doubtful accounts:

	June 30, 2013	December 31, 2012
	(in thousands)
Beginning balance	$286	$378
Charges to costs and expenses	54	(54)
Accounts charged off, less recoveries	(130)	(38)

Ending balance	$210	$286

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method, and includes materials, labor and overhead. The Company reduces the carrying value of its inventories for differences between the cost and the estimated net realizable value, taking into account usage, expected demand, technological obsolescence and other information. The Company has accepted sales orders for smaller diameter core products at prices lower than cost. Based on these sales prices, the Company recorded for the three and six months ended June 30, 2013, a lower of cost or market adjustment which reduced inventory and increased cost of goods sold by $107,000 and $421,000, respectively. Inventories are composed of the following:

	June 30, 2013	December 31, 2012
	(in thousands)
Raw materials	$20,220	$21,267
Work in progress	20,706	20,787
Finished goods	2,829	5,300

	$43,755	$47,354

The Company establishes inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based on customer specifications. The Company evaluates the ability to realize the value of its inventory based on a combination of factors, including forecasted sales, estimated current and future market value and changes in customers’ product specifications. For the three and six months ended June 30, 2013, the Company determined it had inventory that was excess or obsolete and recorded an adjustment which reduced inventory and increased costs of goods sold by $46,000 and $255,000, respectively. The Company’s method of estimating excess and obsolete inventory has remained consistent for all periods presented.

Property and equipment

Property and equipment consisted of the following:

	June 30, 2013	December 31, 2012
	(in thousands)
Land and land improvements	$4,133	$4,133
Buildings	30,428	30,364
Machinery, equipment and tooling	106,857	103,477
Leasehold improvements	7,696	7,696
Furniture and fixtures	941	941
Information systems	1,070	1,070
Construction in progress	16,674	17,712

Total cost	167,799	165,393
Accumulated depreciation and amortization	(51,459)	(45,543)

Property and equipment, net	$116,340	$119,850

Revenue recognition

Revenue recognized includes product sales and billings for costs and fees for government contracts.

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

Government Contracts

The Company recognizes research and development revenue in the period during which the related costs are incurred over the contractually defined period. In July 2012, the Company signed a contract with the Air Force Research Laboratory to produce large-area sapphire windows on a cost plus fixed fee basis. The Company records research and development revenue on a gross basis as costs are incurred plus a portion of the fixed fee. For the three and six months ended June 30, 2013, $110,000 and $208,000 of revenue was recorded, respectively. The contract will continue for three years and the total value of the contract is $4.7 million of which $1.4 million has been recorded through June 30, 2013.

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

Diluted net loss per share is the same as basic net loss per share for the three and six months ended June 30, 2013 because the effects of potentially dilutive securities are anti-dilutive.

At June 30, 2013 and 2012, the Company had the following anti-dilutive securities outstanding which were excluded from the calculation of diluted net loss per share:

	June 30, 2013	June 30, 2012
Warrants	133,718	177,153
Stock options	254,350	326,343

Total	388,068	503,496

Other comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive income (loss) includes net earnings (loss) and other non-owner changes in equity that bypass the statement of operations and are reported in a separate component of equity. For the six months ended June 30, 2013 and for the twelve months ended December 31, 2012, other comprehensive income (loss) includes the unrealized gain (loss) on investments and foreign currency translation adjustments.

The following table summarizes the components of comprehensive income (loss):

	June 30, 2013	December 31, 2012
	(in thousands)
Unrealized (loss) gain on investments	(27)	457
Unrealized loss on currency translation	(11)	(10)

Ending Balance	$(38)	$447

3. SEGMENT INFORMATION

The Company evaluates operations as one reportable segment, as it only reports profit and loss information on an aggregate basis to its chief operating decision maker.

Revenue is attributed by geographic region based on ship-to location of the Company’s customers. The following table summarizes revenue by geographic region:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
China	$4,835	$1,729	$5,793	$2,580
Australia	3,122	2,612	8,528	3,728
Taiwan	1,155	3,547	1,194	5,240
United States	836	2,461	1,751	4,586
Israel	118	192	254	594
Japan	86	73	150	340
France	84	3,486	112	6,237
Korea	9	2,403	579	2,403
Other	310	500	501	1,502

Total Revenue	$10,555	$17,003	$18,862	$27,210

The following table summarizes revenue by product type:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Core	$5,979	$5,315	$6,966	$8,073
Polished	3,312	10,448	9,369	16,129
Optical	1,151	1,208	2,293	2,967
Other	113	32	234	41

Total Revenue	$10,555	$17,003	$18,862	$27,210

The following table summarizes assets by geographic region:

	June 30, 2013	December 31, 2012
	(in thousands)
United States	$186,486	$210,781
Malaysia	37,329	37,280
Other	35	35

Total Assets	$223,850	$248,096

4. INVESTMENTS

The Company invests available cash primarily in investment grade commercial paper, FDIC guaranteed certificates of deposit, common stock, corporate notes and government securities. The Company’s short-term investments balance of $17.9 million as of June 30, 2013, is comprised of U.S. Treasury securities of $1.5 million, FDIC Guaranteed certificates of deposit of $8.3 million, corporate notes and bonds of $5.1 million, commercial paper of $998,000 and common stock of $2.0 million. The Company’s investments are classified as available-for-sale securities and are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive income (loss).

The following table presents the amortized cost and gross unrealized gains and losses on all securities at June 30, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term Investments:
U.S. Treasury securities and agency	$1,503	$—	$—	$1,503
FDIC Guaranteed certificates of deposit	8,333	—	8	8,325
Common stock	2,000	—	—	2,000
Corporate Notes and Bonds	5,119	—	5	5,114
Commercial Paper	998	—	—	998

Total short-term investments	$17,953	$—	$13	$17,940

The following table presents the amortized cost, and gross unrealized gains and losses on all securities at December 31, 2012:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term Investments:
U.S. Treasury securities and agency	$3,509	$—	$—	$3,509
FDIC Guaranteed certificates of deposit	6,453	—	6	6,447
Common stock	2,000	806	—	2,806
Corporate Notes/Bonds	4,606	—	4	4,602
Commercial Paper	6,999	—	2	6,997

Total short-term investments	$23,567	$806	$12	$24,361

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2013:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash Equivalents:
Money market funds	$16,280	$—	$—	$16,280
Investments:
Available-for-sales securities—current
U.S. Treasury securities and agency	—	1,503	—	1,503
FDIC Guaranteed certificates of deposit	—	8,325	—	8,325
Common stock	2,000	—	—	2,000
Corporate notes/bonds	—	5,114	—	5,114
Commercial paper	—	998	—	998

Total	$18,280	$15,940	$—	$34,220

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash Equivalents:
Money market funds	$11,644	$—	$—	$11,644
Investments:
Available-for-sales securities—current:
U.S. Treasury securities and agency	—	3,509	—	3,509
FDIC Guaranteed certificates of deposit	—	6,447	—	6,447
Common stock	2,806	—	—	2,806
Corporate notes/bonds	—	4,602	—	4,602
Commercial paper	—	6,997	—	6,997

Total	$14,450	$21,555	$—	$36,005

In addition to the debt securities noted above, the Company had approximately $6.5 million and $7.9 million of time deposits included in cash and cash equivalents as of June 30, 2013 and December 31, 2012, respectively.

5. RELATED PARTY TRANSACTIONS

In November 2008, the Company purchased 1,345,444 shares of Peregrine Series D-1 Preferred shares for a total of $2.0 million, which represented less than 1% of Peregrine’s shares outstanding. The terms and stock price of the purchase were the same as for the other investors who participated. Peregrine is a customer of the Company. On August 8, 2012, Peregrine completed its initial public offering, which resulted in a conversion of the preferred shares to common stock at a ratio of 7.34:1, or 183,303 shares of common stock. There was a lock-up period until February 2013 during which the Company could not sell these shares. For the three months ended June 30, 2013, the Company recorded an unrealized gain on investments of $209,000 and for the six months ended June 30, 2013, the Company recorded an unrealized loss on investments of $806,000. For the three and six months ended June 30, 2013, revenue from Peregrine was $3.2 million and $8.6 million, respectively. As of June 30, 2013 and December 31, 2012, accounts receivable from Peregrine were $1.6 million and $1.7 million, respectively. The pricing terms and conditions of the sales to Peregrine are similar to those available to the Company’s other non-related customers.

6. SIGNIFICANT CUSTOMERS

For the three months ended June 30, 2013, the Company had two customers individually that accounted for approximately 30% and 27% of revenue and for the three months ended June 30, 2012, the Company had three customers individually that accounted for approximately 44%, 14% and 14% of revenue. For the six months ended June 30, 2013, the Company had two customers individually that accounted for approximately 46% and 15% of revenue. For the six months ended June 30, 2012, the Company had one customer that accounted for approximately 44% of revenue and no other customers accounted for more than 10% of revenue.

Customers individually representing more than 10% of trade receivables accounted for approximately 64% and 93% of accounts receivable as of June 30, 2013 and December 31, 2012, respectively. The Company grants credit to customers based on an evaluation of their financial condition. Losses from credit sales are provided for in the financial statements.

7. STOCKHOLDERS’ EQUITY

Common Stock

As of June 30, 2013, the Company had reserved 1,900,005 shares of common stock for issuance upon the exercise of outstanding common stock options. Also, 2,377,639 shares of the Company’s common stock were reserved for future grants of stock options (or other similar equity instruments) under the Company’s 2007 Stock Incentive Plan (the “2007 Plan”) as of June 30, 2013. In addition, 267,826 shares of the Company’s common stock were reserved for future exercise of outstanding warrants as of June 30, 2013.

Warrants

For the three and six months ended June 30, 2013, no common stock warrants were exercised. At June 30, 2013 and December 31, 2012, there were 267,826 common stock warrants outstanding.

Treasury Stock

On August 4, 2011, the Company authorized a stock repurchase program to purchase up to $25.0 million of its common stock over a period of two years. The stock repurchase program authorizes the Company to repurchase its shares of common stock in the open market at times and prices considered appropriate by the Company depending upon prevailing market conditions and other corporate considerations. The treasury shares are accounted for using the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. The Company did not repurchase any shares during the three and six months ended June 30, 2013.

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

The Company uses the Black-Scholes option pricing model to value stock options issued after January 1, 2006. The Company uses historical stock prices of companies which it considers as a peer group as the basis for its volatility assumptions. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The expected term is based upon the vesting term of the Company’s options, a review of a peer group of companies, and expected exercise behavior. The forfeiture rate is based on past history of forfeited options. The expense is being allocated using the straight-line method. For the three and six months ended June 30, 2013, the Company recorded $302,000 and $667,000 respectively, of stock compensation expense. For the three and six months ended June 30, 2012, the Company recorded $454,000 and $907,000 respectively, of stock compensation expense. As of June 30, 2013, the Company has $2.0 million of total unrecognized compensation cost related to non-vested awards granted under the Company’s stock-based plans that it expects to recognize over a weighted-average period of 1.83 years. The Company accounts for options issued prior to January 1, 2006 under the intrinsic value method.

The following table summarizes the activity of the stock incentive and equity plans as of June 30, 2013 and changes during the six months then ended:

	Shares available for grant	Number of options outstanding	Weighted- average option exercise price	Number of restricted stock and board shares issued
At December 31, 2012	2,200,604	2,117,110	$13.32	59,932
Granted	(36,607)	9,950	6.50	26,657
Exercised	—	(9,450)	2.92	—
Cancelled/forfeited	213,642	(217,605)	18.57	—

At June 30, 2013	2,377,639	1,900,005	$12.73	86,589

The Company’s aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock. Based on the fair market value of the common stock at June 30, 2013 and 2012, there was no intrinsic value of the options outstanding and exercisable. The weighted average fair value per share of options granted for the six months ended June 30, 2013 was $6.50 and the fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model using an expected term of 5.3 years, risk-free interest rates of 0.76%, expected volatility of 52% and no dividend yield. The Company used an expected forfeiture rate of 19.18%.

For the three and six months ended June 30, 2013, the Company recorded $40,000 and $81,000, respectively, of stock compensation expense related to restricted stock. For the three and six months ended June 30, 2012, the Company recorded $41,000 and $81,000, respectively, of stock compensation expense related to restricted stock.

A summary of the Company’s non-vested options during the six month period ended June 30, 2013 is presented below:

	Options	Weighted- average exercise price
Non-vested at January 1, 2013	821,002	$15.24
Granted	9,950	6.50
Vested	(233,663)	10.53
Forfeited	(193,356)	18.94

Non-vested at June 30, 2013	403,933	$15.98

An analysis of restricted stock issued is as follows:

Non-vested restricted stock as of December 31, 2012	4,336
Granted	26,657
Vested	(11,000)

Non-vested restricted stock as of June 30, 2013	19,993

9. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company has entered into agreements to purchase equipment and components to construct furnaces and to enhance the Company’s polishing platform and equipment to produce patterned polished sapphire substrates. These agreements will result in the Company purchasing equipment or components for a total cost of approximately $3.7 million with deliveries occurring throughout 2013.

Litigation

From time to time, the Company experiences routine litigation in the normal course of its business. The management of the Company does not believe any pending litigation will have a material adverse effect on the financial condition or results of operations of the Company.

10. INCOME TAXES

The Company is subject to income taxes in the U.S. and Malaysia. On a quarterly basis, the Company assesses the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment and multiple factors, both positive and negative, are considered. For the period ended June 30, 2013, a valuation allowance has not been included in the 2013 forecasted effective tax rate. Based on future results, if the Company were to conclude that the deferred tax assets are not recoverable and a valuation allowance is necessary, there would be a significant impact on the forecasted effective tax rate for the year as a whole and the quarterly effective tax rate in the quarter that it is established. The tax provision for the three and six months ended June 30, 2013 is based on an estimated effective tax rate which requires the Company to make its best estimate of annual pretax income. For the three and six months ended June 30, 2013, the Company recorded a tax benefit of $4.2 million and $7.3 million, respectively, for an effective tax rate of 42.1% and 44.1%, respectively. For the three and six months ended June 30, 2012, the Company recorded a tax benefit of $2.1 million and $5.0 million, respectively, for an effective tax rate of 61.3% and 51.5%, respectively. For the three and six months ended June 30, 2013, the difference between the Company’s effective tax rate and the U.S. federal 35% statutory rate was primarily related to profits recorded in the Company’s Malaysia operation for which the Company has a tax holiday, state tax benefit, and the accrual for an uncertain tax position.

11. CREDIT FACILITY

On January 2, 2013, the Company entered into a three-year term agreement with a bank to provide the Company with a senior secured credit facility of $25.0 million. The agreement provides for the Company to borrow up to 80% of eligible accounts receivable and up to 35% of domestically held raw material and finished goods inventory. Advances against inventory are limited to 40% of the aggregate outstanding on the revolving line of credit and $10.0 million in aggregate. The Company has the option to borrow at an interest rate of LIBOR plus 2.75% or the Wall Street Journal prime rate plus 0.50%. If the Company maintains liquidity of $20.0 million or greater with the lending institution, then the borrowing interest rate options are LIBOR plus 2.25% or the Wall Street Journal prime rate. There is an unused revolving line facility fee of 0.375% per annum. The facility is secured by a first priority interest in substantially all of the Company’s personal property, excluding intellectual property. The Company is required to maintain an adjusted quick ratio of 1.40 to 1.00, maintain operating and other deposit accounts with the bank or bank’s affiliates of 25% of the Company’s total worldwide cash, securities and investments, and the Company can pay dividends or repurchase capital stock only with the bank’s consent during the three year term. For the six months ended June 30, 2013, the Company did not draw on this facility. For the three and six months ended June 30, 2013, the Company recorded $24,000 and $47,000, respectively of interest expense charged on the unused portion of the facility.

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

We are a vertically-integrated manufacturer of high-quality sapphire substrates and optical windows that are used in a variety of high-growth, high-volume end-market applications. Our largest product lines include two to six-inch sapphire cores and wafers for use in LED applications and state lighting and electronic applications and six-inch sapphire wafers that are used for Silicon-on-Sapphire (SoS) RFICs. For the LED market, we sell two-inch to four-inch material primarily in core form and six and eight-inch material primarily in polished wafer form. Additionally, we sell products for aerospace, sensor and other applications. Eight-inch wafers are sold primarily for research and development efforts at this time. We have also extended our technology, which gives us the ability to produce cores and wafers of up to twelve inches in diameter to support next-generation LED and RFIC production. In addition, we have developed the ability to produce large diameter circular and rectangular sapphire windows for use in various optical window applications.

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

Historically, a significant portion of our revenue has been derived from sales to relatively few customers. For the three months ended June 30, 2013, we had two customers that in aggregate accounted for approximately 57% of our revenue and for the three months ended June 30, 2012, we had three customers that in aggregate accounted for approximately 72% of our revenue. For the six months ended June 30, 2013, we had two customers that in aggregate accounted for approximately 61% of our revenue and for the six months ended June 30, 2012, we had one customer that accounted for approximately 44% of our revenue. Other than as discussed above, none of our customers accounted for more than 10% of our revenue for such periods. Although we continue to strive to diversify and expand our customer base, we expect our revenue to continue to be concentrated among a small number of customers. We expect that our significant customers may change from period to period.

We recognize revenue upon shipment to our customers. We derive a significant portion of our revenue from customers outside of the U.S. In most periods, the majority of our sales are to the Asian market and we expect that region to continue to be a major source of revenue for us. All of our revenue is denominated in U.S. dollars.

We manufacture and ship our products from our facilities in the Chicago metropolitan area and from our facility in Penang, Malaysia. We have an aggregate of approximately 237,000 square feet of manufacturing and office space in Batavia, Franklin Park and Bensenville, Illinois and a 65,000 square foot facility in Penang, Malaysia, which processes sapphire grown by us in our Illinois facilities into finished cores and wafers. Our Malaysia facility currently finishes the majority of our core processing and can produce production volumes of polished wafers. In March 2012, we acquired additional land in Batavia, Illinois to expand our crystal growth capacity. We have not yet determined when we will begin construction on this facility.

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

We anticipate our capital expenditures will be between $10.0 million to $13.0 million for the full year 2013. These expenditures will be primarily focused on investments in equipment to produce patterned sapphire substrates and to enhance our polishing platform. Our capital expenditures in the six months ended June 30, 2013 were $3.1 million.

RESULTS OF CONSOLIDATED OPERATIONS THREE MONTHS ENDED JUNE 30, 2013 AND 2012

The following table sets forth our consolidated statements of operations for the periods indicated:

	Three months ended June 30,
	2013	2012
	(in millions)
Revenue	$10.6	$17.0
Cost of goods sold	17.0	17.0

Gross (loss) profit	(6.4)	—

Operating expenses:
General and administrative	2.2	2.0
Sales and marketing	0.4	0.5
Research and development	0.5	0.6
Loss on disposal of assets	0.5	—

Total operating expenses	3.6	3.1

Loss from operations	(10.0)	(3.1)
Other (expense) income	(0.2)	(0.3)

Loss before income taxes	(10.2)	(3.4)
Income tax benefit	4.3	2.1

Net loss	$(5.9)	$(1.3)

The following table sets forth our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Three months ended June 30,
	2013	2012
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	160	100

Gross (loss) profit	(60)	—

Operating expenses:
General and administrative	21	12
Sales and marketing	4	3
Research and development	5	4
Loss on disposal of assets	5	—

Total operating expenses	35	19

Loss from operations	(95)	(19)
Other income (expense)	(1)	(1)

Loss before income taxes	(96)	(20)
Income tax benefit	41	12

Net loss	(55)%	(8)%

Revenue. Revenue was $10.6 million and $17.0 million for the three months ended June 30, 2013 and 2012, respectively, a decrease of $6.4 million. We experienced lower revenue from sales of our polished wafers by $7.1 million, which was the result of $3.3 million lower sales of polished wafers to the LED market as well as a $3.8 million decrease in polished wafers sold to the SoS market. Of the $7.1 million reduction in revenue from polished wafers, $395,000 was attributable to lower prices and $6.7 million was attributed to lower volume. We also had lower revenue of $54,000 from optical products due to a slight decrease in sales of sapphire for sensor and instrumentation applications. Revenue from the sale of sapphire cores, which are sold in the LED market, for the three months ended June 30, 2013 increased by $663,000, of which $2.8 million was attributed to an increase in volume partially offset by decreased pricing of $2.1 million. While demand for our core products has improved, pricing remains low. We expect pricing for sapphire cores to slowly recover as excess sapphire capacity in the market is absorbed by growing demand from the LED and optical markets. However, six-inch polished wafer prices may decline further in the near-term. We have continued to experience limited demand for our LED polished wafers but expect improvement in late 2013. However, we operate in an extremely volatile market, so the amount of price or volume change is difficult to predict.

Gross loss. Gross loss was $6.4 million for the three months ended June 30, 2013 compared to a gross profit of $11,000 for the three months ended June 30, 2012, a decrease of $6.4 million. For the three months ended June 30, 2013, due to the lower demand, we were not operating at capacity and recorded as an expense costs associated with the under-utilization of equipment and staff of $3.7 million. The decrease in gross margin is also attributable to decreased pricing for our core products and lower sales volumes of our higher margin wafer products, which is attributable to the reduced demand due primarily to the buildup of excess inventory at our key customers. For the three months ended June 30, 2013 pricing for our small diameter core products improved over the previous quarter but remained below our carrying cost in inventory, resulting in a lower of cost or market adjustment that decreased inventory and increased costs of goods sold by $107,000.

General and administrative expenses. G&A expenses were $2.2 million and $2.0 million for the three months ended June 30, 2013 and 2012, respectively, an increase of $171,000. The increase was primarily due to $279,000 in higher professional fees and $60,000 in increased audit fees and tax consulting expense, partially offset by lower employee compensation costs, including salary and stock based compensation expense, of $165,000.

Sales and marketing expenses. Sales and marketing expenses were $414,000 and $473,000 for the three months ended June 30, 2013 and 2012, respectively, a decrease of $59,000. The decrease in sales and marketing expenses is primarily attributable to decreased costs for marketing services and exhibitions of $31,000 and lower travel expenses of $25,000.

Research and development expenses. R&D expenses were $495,000 and $597,000 for the three months ended June 30, 2013 and 2012, respectively, a decrease of $102,000. The decrease was primarily attributable to lower employee compensation costs of $42,000 and decreased project expenses of $80,000 partially offset by an increase in travel expenses of $20,000.

Income tax expenses. Income tax benefits were $4.3 million and $2.1 million for the three months ended June 30, 2013 and 2012, respectively, an increase in income tax benefit of $2.2 million. Our effective tax rates were 42.1% and 61.3% for the three months ended June 30, 2013 and 2012, respectively. On a quarterly basis, we assess the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment and multiple factors, both positive and negative, are considered. We considered factors such as our three year cumulative pre-tax book income breakeven position, the timing of the reversal of our deferred tax position is within the NOL carryforward period and the timing of the return to profitability. Based on our review of these factors for the three months ended June 30, 2013, we did not include a valuation allowance in the 2013 forecasted effective tax rate. If based on future results and reviews of these factors we were to conclude that the deferred tax assets are not recoverable and a valuation allowance is necessary, there would be a significant impact on the forecasted effective tax rate for the year as a whole and the quarterly effective tax rate in the quarter that it is established. To the extent full year pretax income varies from the end of the most recent interim period, the actual tax provision recognized in 2013 could be different than the tax provision for the three months ended June 30, 2013.

RESULTS OF CONSOLIDATED OPERATIONS SIX MONTHS ENDED JUNE 30, 2013 AND 2012

The following table sets forth our consolidated statements of operations for the periods indicated:

	Six months ended June 30,
	2013	2012
	(in millions)
Revenue	$18.9	$27.2
Cost of goods sold	28.7	30.6

Gross loss	(9.8)	(3.4)

Operating expenses:
General and administrative	4.4	4.3
Sales and marketing	0.8	1.0
Research and development	0.9	1.1
Loss on disposal of assets	0.4	—

Total operating expenses	6.5	6.4

Loss from operations	(16.3)	(9.8)
Other (expense) income	(0.3)	0.1

Loss before income taxes	(16.6)	(9.7)
Income tax benefit	7.3	5.0

Net loss	$(9.3)	$(4.7)

The following table sets forth our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Six months ended June 30,
	2013	2012
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	152	112

Gross loss	(52)	(12)

Operating expenses:
General and administrative	23	16
Sales and marketing	4	4
Research and development	5	4
Loss on disposal of assets	2	—

Total operating expenses	34	24

Loss from operations	(86)	(36)
Other (expense) income	(2)	—

Loss before income taxes	(88)	(36)
Income tax benefit	39	18

Net loss	(49)%	(18)%

Revenue. Revenue was $18.9 million and $27.2 million for the six months ended June 30, 2013 and 2012, respectively, a decrease of $8.3 million. We experienced decreased revenue from sales of our polished wafers by $6.8 million, which was the result of a $3.4 million decrease in polished wafers sold to the SoS market and a $3.4 million decrease in polished wafers sold to the LED market. Of the $6.8 million reduction in revenue from polished wafers, $5.8 million was attributed to lower volume and $1.0 million was attributed to decreased pricing. Revenue from the sale of sapphire cores, which are sold in the LED market, for the six months ended June 30, 2013, decreased by $1.1 million, of which $2.5 million was attributed to decreased pricing, partially offset by increased volume of $1.4 million. We continue to see very high demand for sapphire cores sold into the LED market and expect pricing to improve through the second half of the year. Revenue from sales of our optical products was lower by $670,000 due to decreased sales of sapphire for sensor and instrumentation applications partially offset by an increase in revenue from R&D of $183,000. We have continued to experience limited demand for our LED polished wafers, but expect that to improve in late 2013. However, we operate in a volatile market, so the amount of price or volume change is difficult to predict.

Gross loss. Gross loss was $9.8 million and $3.4 million for the six months ended June 30, 2013 and 2012, respectively, an increase of $6.4 million. For the six months ended June 30, 2013, due to the lower demand, we were not operating at capacity and recorded costs of $6.0 million associated with the under-utilization of equipment and staff as an expense. The increase in gross loss is also attributable to decreased pricing for our core products as well as lower sales volumes on our higher margin wafer products, which is attributable to the reduced demand due primarily to the buildup of excess inventory at our key customers. For the six months ended June 30, 2013, pricing for our small diameter core products did improve throughout the year but remained below our carrying cost in inventory, resulting in a lower of cost or market adjustment that reduced inventory and increased costs of goods sold by $421,000.

General and administrative expenses. G&A expenses were $4.4 million and $4.3 million for the six months ended June 30, 2013 and 2012, respectively, an increase of $55,000. We experienced a decrease in employee compensation costs of $361,000, including salary and stock based compensation expense and $113,000 in lower consulting expense. The decreases were offset by an increase in professional fees of $190,000 and by an increase in bad debt expense of $314,000, as the six months ended June 30, 2012 reflected a decrease in the general bad debt reserve due to significant collections from a major customer.

Sales and marketing expenses. Sales and marketing expenses were $763,000 and $929,000 for the six months ended June 30, 2013 and 2012, respectively, a decrease of $166,000. The decrease in sales and marketing expenses is attributable to decreased employee compensation costs, including salary and stock based compensation expense, of $43,000, and lower exhibitions and travel expenses of $116,000.

Research and development expenses. R&D expenses were $877,000 and $1.1 million for the six months ended June 30, 2013 and 2012, respectively, a decrease of $196,000. The decrease is primarily attributable to lower employee compensation costs of $98,000 and decreased project expenses of $121,000.

Other (expense) income. Other expense was $327,000 for the six months ended June 30, 2013 and other income was $87,000 for the six months ended June 30, 2012, a decrease in other income of $414,000. The decrease was primarily due to an increase in realized losses on foreign currency translation of $337,000, an increase in interest expense of $47,000 attributable to the monthly interest on our credit facility and a decrease in interest income of $30,000 on lower investments balances.

Income tax expenses. Income tax benefits were $7.3 million and $5.0 million for the six months ended June 30, 2013 and 2012, respectively, an increase in income tax benefit of $2.3 million. Our effective tax rates were 44.1% and 51.5% for the six months ended June 30, 2013 and 2012, respectively. On a quarterly basis, we assess the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment and multiple factors, both positive and negative, are considered. We considered factors such as our three year cumulative pre-tax book income breakeven position, the timing of the reversal of our deferred tax position is within the NOL carryforward period and the timing of the return to profitability. Based on our review of these factors for the six months ended June 30, 2013, we did not include a valuation allowance in the 2013 forecasted effective tax rate. If based on future results and reviews of these factors we were to conclude that the deferred tax assets are not recoverable and a valuation allowance is necessary, there would be a significant impact on the forecasted effective tax rate for the year as a whole and the quarterly effective tax rate in the quarter that it is established. To the extent full year pretax income varies from the end of the most recent interim period, the actual tax provision recognized in 2013 could be different than the tax provision for the six months ended June 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations using a combination of issuances of common stock and cash generated from our operations.

As of June 30, 2013, we had cash and short term investments totaling $40.7 million, including cash of $6.5 million held in deposits at major banks, $16.3 million invested in money market funds and $17.9 million of short-term investments including commercial paper, corporate notes and bonds, U.S. treasury securities, FDIC guaranteed certificates of deposit and common stock.

Cash flows from operating activities

The following table represents the major components of our cash flows from operating activities for the six months ended June 30, 2013 and 2012:

	Six months ended June 30,
	2013	2012
	(in millions)
Net loss	$(9.3)	$(4.7)
Non-cash items:
Depreciation and amortization	6.2	5.9
Stock based compensation and other, net	1.2	1.0
Deferred taxes	(7.3)	(4.9)

Total non-cash items:	0.1	2.0

Working capital:
Accounts receivable	9.6	23.3
Inventories	3.4	(16.0)
Prepaid expenses and other assets	4.5	4.3
Accounts payable	(6.1)	(5.8)
Other accruals	(1.8)	—

Total working capital items:	9.6	5.8

Net cash provided by operating activities	$0.4	$3.1

Cash provided by operating activities was $369,000 for the six months ended June 30, 2013. During such period, we generated a net loss of $9.3 million, incurred non-cash expenses of $69,000, and net working capital change of $9.6 million.

The net working capital change was comprised of a decrease in accounts receivable of $9.6 million on collections from several customers, a decrease in inventory of $3.4 million primarily due to a decrease in raw materials and finished goods, a decrease in accounts payable of $6.1 million due to timing of payments and a decrease in prepaid expenses of which $2.4 million is primarily due to a decrease in purchases of furnace construction and replacement parts and items used in the polishing of wafers.

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

Cash flows from investing activities

The following table represents the major components of our cash flows from investing activities for the six months ended June 30, 2013 and 2012:

	Six months ended June 30,
	2013	2012
	(in millions)
Purchases of property and equipment:
Machinery & equipment for crystal growth	(0.6)	(2.9)
Land and building improvements	—	(2.0)
Increase capacity in other areas	(2.5)	(1.5)

Total purchases of property and equipment:	(3.1)	(6.4)

Proceeds from sales of investments, net of purchases	5.6	20.7

Net cash provided by investing activities	$2.5	$14.3

Net cash provided by investing activities was $2.5 million for the six months ended June 30, 2013. During the six months ended June 30, 2013, we used approximately $3.1 million on the purchase of equipment, which was primarily focused on enhancing our polishing platform at our facility in Penang, Malaysia. This was offset by the net proceeds form the sale of investments of $5.6 million.

Net cash provided by investing activities was $14.3 million for the six months ended June 30, 2012. During the six months ended June 30, 2012, we used approximately $6.4 million on the purchase of land and equipment. This was offset by the net proceeds from the sale of investments of $20.7 million.

We have purchased land to construct a second crystal growth facility in Batavia, Illinois, but we have not yet determined when construction will begin. We anticipate spending on capital expenditures in 2013 to be between $10.0 million to $13.0 million and will primarily be focused on investments in equipment to produce patterned sapphire substrates and to enhance our polishing platform.

Cash flows from financing activities

Net cash provided by financing activities was $32,000 and $27,000 for the six months ended June 30, 2013 and 2012, respectively. Net cash provided by financing activities for the six months ended June 30, 2013 represents $27,000 in net proceeds from the exercise of stock options, and $5,000 from a decrease in restricted cash. Net cash provided by financing activities for the six months ended June 30, 2012 represents $4,000 in net proceeds from the exercise of stock options, and $23,000 from a decrease in restricted cash.

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

Inventory valuation

We value our inventory at the lower of cost or market. Market is determined based on net realizable value. Cost for raw materials, work in process and finished goods is based on actual costs on a first-in, first-out basis. We establish inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based on customer required specifications. We evaluate the ability to realize the value of our inventory based on a combination of factors, including forecasted sales, estimated current and future market value and changes in customers’ product specifications. For the three and six months ended June 30, 2013, we determined that we had inventory that was excess or obsolete and recorded an adjustment which reduced inventory and increased cost of goods by $46,000 and $255,000, respectively. While pricing has improved, in the three months ended June 30, 2013, we have accepted sales orders for smaller diameter core material at prices lower than our cost. Based on these sales prices, we recorded for the three and six months ended June 30, 2013 an adjustment which decreased inventory and increased costs of goods sold by $107,000 and $421,000, respectively. Our method of estimating excess and obsolete inventory has remained consistent for all periods presented. However, if our recognition of excess or obsolete inventory is, or if our estimates of our inventory’s potential utility become, less favorable than currently expected, additional inventory reserves may be required. We determine our normal operating capacity and record as an expense costs attributable to lower utilization of equipment and staff. For the three and six months ended June 30, 2013, we determined that we were not operating at capacity and recorded costs associated with lower utilization of equipment and staff of $3.7 million and $6.0 million, respectively. Although we expect demand to improve throughout the remainder of 2013, it is likely that we will incur additional costs due to lower utilization of equipment and staff.

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

We review our available-for-sale securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When we conclude that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Consolidated Statement of Operations. As of June 30, 2013, no impairment was recorded.

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

We allocate stock based compensation costs using a straight-line method which amortizes the fair value of each option on a straight-line basis over the service period. Based on the variables affecting the valuation of our common stock and the method used for allocating compensation costs, we recognized $342,000 and $748,000 in stock compensation expense during the three and six months ended June 30, 2013, respectively.

All option grants made during the three and six months ended June 30, 2013 and 2012 were granted at an exercise price per share equal to the closing market price of our common stock on the last market trading day prior to the date of grant. Therefore, there is no intrinsic value because the exercise price per share of each option was equal to the fair value of the common stock on the date of grant.

Based on the fair market value of the common stock at June 30, 2013, there is no aggregate intrinsic value of all stock options outstanding and exercisable.

Income tax valuation allowance

Evaluating the need for and amount of a valuation allowance for deferred tax assets requires significant judgment and extensive analysis of all the positive and negative evidence available to determine whether all or some portion of the deferred tax assets will not be realized. A valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50 percent) that they will not be realized. In general, “realization” refers to the incremental benefit achieved through the reduction in future taxes payable or an increase in future taxes refundable from the deferred tax assets, assuming that the underlying deductible differences and carryforwards are the last items to enter into the determination of future taxable income. In determining our valuation allowance, we consider the source of taxable income, including taxable income in prior carryback years, future reversals of existing temporary differences, the required use of tax planning strategies, and future taxable income exclusive of reversing temporary differences and carryforwards. Such evaluations involve the application of significant judgment and multiple factors, both positive and negative, are considered. For the period ended June 30, 2013, a valuation allowance has not been included in the 2013 forecasted effective tax rate. Based on future results, if we were to conclude that the deferred tax assets are not recoverable and a valuation allowance is necessary, there would be a significant impact on the forecasted effective tax rate for the year as a whole and the quarterly effective tax rate in the quarter that it is established.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2013, there have been no material changes in the off-balance sheet arrangements disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For the six months ended June 30, 2013, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Management’s evaluation of disclosure controls and procedures

Based on evaluations at June 30, 2013, our chief executive officer and chief financial officer (together, our “certifying officers”), with the participation of the management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting

Our certifying officers have concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In August 2011, we announced a repurchase plan approved by our Board of Directors authorizing the purchase of up to $25.0 million of our outstanding common stock over a period of two years. The stock repurchase program authorizes us to purchase shares of our common stock in the open market at times and prices considered appropriate by us depending upon prevailing market conditions and other corporate considerations. There were no purchases made by us during the quarter ended June 30, 2013 pursuant to this repurchase plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits filed or incorporated by reference as a part of this report are listed in the Index to Exhibits which appears following the signature page to this Quarterly Report on Form 10-Q and is incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2013.

Rubicon Technology, Inc.

Date: August 8, 2013	By:	/s/ Raja M. Parvez
Raja M. Parvez
President and Chief Executive Officer

Date: August 8, 2013	By:	/s/ William F. Weissman
William F. Weissman
Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to the registrant and will be retained by the registrant and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT INDEX

The Exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Incorporation by Reference
3.1	Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to Amendment No. 2, to the registrant’s Registration Statement on Form S-1 (File No. 333-145880) filed on November 1, 2007

3.2	Amendment No. 1 to Eighth Amended and Restated Certificate of Incorporation	Filed as Appendix A to the registrant’s Definitive Proxy statement on Schedule 14A, filed on April 29, 2011

3.3	Amended and Restated Bylaws of Rubicon Technology, Inc.	Filed as Exhibit 3.3 to Amendment No. 2, to the registrant’s Registration Statement on Form S-1 (File No. 333-145880) filed on November 1, 2007

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from our quarterly report on Form 10-Q for the quarter ended June 30, 2013 are formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operation, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) notes to the consolidated financial statements