Form 10-Q
period 2013-09-30
Rubicon Technology, Inc.
filed 2013-11-08
CIK 1410172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2013

or

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

As of November 6, 2013 the Registrant had 22,658,679 shares of common stock, par value $0.001 per share, outstanding.

RUBICON TECHNOLOGY, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended September 30, 2013

PART I FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

Rubicon Technology, Inc.

Consolidated balance sheets

	September 30, 2013	December 31, 2012
	(unaudited) (in thousands other than share data)
Assets
Cash and cash equivalents	$21,578	$19,573
Restricted cash	165	171
Short-term investments	14,896	24,361
Accounts receivable, net	4,193	10,992
Accounts receivable, related parties	250	1,677
Inventories	39,000	47,354
Other inventory supplies	12,456	15,813
Prepaid expenses and other current assets	992	2,353
Deferred tax assets	4,892	4,427

Total current assets	98,422	126,721
Property and equipment, net	117,116	119,850
Deferred tax assets	975	—
Other assets	860	1,525

Total assets	$217,373	$248,096

Liabilities and stockholders’ equity
Accounts payable	$4,733	$8,954
Accrued payroll	390	1,006
Accrued and other current liabilities	845	1,436
Corporate income and franchise taxes	172	216
Advance payments	281	772

Total current liabilities	6,421	12,384
Deferred tax liability	—	10,326

Total liabilities	6,421	22,710

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 undesignated shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 45,000,000 shares authorized and 24,428,777 and 24,327,140 shares issued; 22,653,933 and 25,552,296 shares outstanding	25	25
Additional paid-in capital	336,063	334,314
Unearned restricted stock compensation	(380)	—
Treasury stock, at cost, 1,774,844 shares	(12,148)	(12,148)
Accumulated other comprehensive (loss) income	(246)	447
Accumulated deficit	(112,362)	(97,252)

Total stockholders’ equity	210,952	225,386

Total liabilities and stockholders’ equity	$217,373	$248,096

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of operations

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(unaudited) (in thousands, other than share data)
Revenue	$11,115	$19,942	$29,977	$47,152
Cost of goods sold	17,433	17,497	46,087	48,104

Gross (loss) profit	(6,318)	2,445	(16,110)	(952)
Operating expenses:
General and administrative	2,137	2,530	6,542	6,880
Sales and marketing	370	417	1,133	1,346
Research and development	641	639	1,518	1,712
Loss (gain) on disposal of assets	129	—	556	(5)

Loss from operations	(9,595)	(1,141)	(25,859)	(10,885)

Other income:
Interest income	13	12	39	68
Interest expense	(24)	—	(71)	—
Realized (loss) gain on foreign currency translation	(208)	277	(514)	308
Realized gain on investments	—	8	—	8

Total other (expense) income	(219)	297	(546)	384

Loss before income taxes	(9,814)	(844)	(26,405)	(10,501)
Income tax benefit	3,974	1,116	11,295	6,094

Net income (loss)	$(5,840)	$272	$(15,110)	$(4,407)

Net income (loss) per common share
Basic	$(0.26)	$0.01	$(0.67)	$(0.20)

Diluted	$(0.26)	$0.01	$(0.67)	$(0.20)

Weighted average common shares outstanding used in computing net income (loss) per common share
Basic	22,578,608	22,524,611	22,563,196	22,519,171

Diluted	22,578,608	23,050,618	22,563,196	22,519,171

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of comprehensive income (loss)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(unaudited) (in thousands)
Net (loss) income	$(5,840)	$272	$(15,110)	$(4,407)
Other comprehensive (loss) income
Unrealized (loss) gain on investments, net of taxes	(208)	638	(692)	681
Unrealized loss on currency translation	—	(1)	(1)	(5)

Other comprehensive (loss) income	(208)	637	(693)	676

Comprehensive (loss) income	$(6,048)	$909	($15,803)	($3,731)

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of cash flows

	Nine months ended September 30,
	2013	2012
	(unaudited) (in thousands)
Cash flows from operating activities
Net loss	$(15,110)	$(4,407)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	9,355	8,958
Net loss (gain) on disposal of assets	556	(5)
Stock-based compensation	1,230	1,484
Deferred taxes	(11,302)	(5,574)
Changes in operating assets and liabilities:
Accounts receivable	8,226	20,199
Inventories	7,806	(22,726)
Other inventory supplies	3,106	2,006
Prepaid expenses and other assets	2,018	1,694
Accounts payable	(4,064)	(5,150)
Accrued payroll	(599)	(215)
Corporate income and franchise taxes	(46)	(229)
Advanced payments	(492)	197
Accrued and other current liabilities	(577)	(389)

Net cash provided by (used in) operating activities	107	(4,157)

Cash flows from investing activities
Purchases of property and equipment	(7,312)	(9,390)
Proceeds from disposal of assets	135	10
Purchases of investments	(2,030)	(202)
Proceeds from sale of investments	10,337	17,300

Net cash provided by investing activities	1,130	7,718

Cash flows from financing activities
Proceeds from exercise of options	140	12
Restricted cash	6	18

Net cash provided by financing activities	146	30

Net effect of currency translation	622	(280)
Net increase in cash and cash equivalents	2,005	3,311
Cash and cash equivalents, beginning of period	19,573	4,290

Cash and cash equivalents, end of period	$21,578	$7,601

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

1. BASIS OF PRESENTATION

Interim financial data

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements and should be read in conjunction with Rubicon Technology, Inc.’s (the “Company”) annual report filed on Form 10-K for the fiscal year ended December 31, 2012. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Consolidated operating results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of results that may be expected for the year ending December 31, 2013.

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

The Company reviews its available-for-sale securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. The Company considers various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, its ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When the Company concludes that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Consolidated Statement of Operations. As of September 30, 2013, no impairment was recorded.

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

	September 30, 2013	December 31, 2012
	(in thousands)
Beginning balance	$286	$378
Charges to costs and expenses	23	(54)
Accounts charged off, less recoveries	(120)	(38)

Ending balance	$189	$286

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method, and includes materials, labor and overhead. The Company reduces the carrying value of its inventories for differences between the cost and the estimated net realizable value, taking into account usage, expected demand, technological obsolescence and other information. The Company had accepted sales orders for smaller diameter core products at prices lower than cost. Based on these sales prices, the Company recorded for the nine months ended September 30, 2013, a lower of cost or market adjustment which reduced inventory and increased cost of goods sold by $421,000. For the twelve months ended December 31, 2012, the Company recorded a lower of cost or market adjustment which reduced inventory and increased cost of goods sold by $1.5 million.

Inventories are composed of the following:

	September 30, 2013	December 31, 2012
	(in thousands)
Raw materials	$19,108	$21,267
Work in progress	17,188	20,787
Finished goods	2,704	5,300

	$39,000	$47,354

The Company establishes inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based on customer specifications. The Company evaluates the ability to realize the value of its inventory based on a combination of factors, including forecasted sales, estimated current and future market value and changes in customers’ product specifications. For the three and nine months ended September 30, 2013, the Company determined it had inventory that was excess or obsolete and recorded an adjustment which reduced inventory and increased costs of goods sold by $11,000 and $266,000, respectively. For the twelve months ended December 31, 2012, the Company recorded an adjustment which reduced inventory and increased costs of goods sold by $719,000. The Company’s method of estimating excess and obsolete inventory has remained consistent for all periods presented.

Property and equipment

Property and equipment consisted of the following:

	September 30, 2013	December 31, 2012
	(in thousands)
Land and land improvements	$4,133	$4,133
Buildings	30,498	30,364
Machinery, equipment and tooling	107,093	103,477
Leasehold improvements	7,696	7,696
Furniture and fixtures	941	941
Information systems	1,070	1,070

	September 30, 2013	December 31, 2012
	(in thousands)
Construction in progress	19,819	17,712

Total cost	171,250	165,393
Accumulated depreciation and amortization	(54,134)	(45,543)

Property and equipment, net	$117,116	$119,850

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

Government Contracts

The Company recognizes research and development revenue in the period during which the related costs are incurred over the contractually defined period. In July 2012, the Company signed a contract with the Air Force Research Laboratory to produce large-area sapphire windows on a cost plus fixed fee basis. The Company records research and development revenue on a gross basis as costs are incurred plus a portion of the fixed fee. For the three and nine months ended September 30, 2013, $882,000 and $1,091,000 of revenue was recorded, respectively. For the three and nine months ended September 30, 2012, $422,000 of revenue was recorded. The contract will continue for three years and the total value of the contract is $4.7 million of which $2.3 million has been recorded through September 30, 2013.

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

Diluted net loss per share is the same as basic net loss per share for the nine months ended September 30, 2013 and 2012 because the effects of potentially dilutive securities are anti-dilutive.

At September 30, 2013 and 2012, the Company had the following anti-dilutive securities outstanding which were excluded from the calculation of diluted net loss per share:

	September 30, 2013	September 30, 2012
Warrants	170,518	169,042
Stock options	316,730	356,965

	487,248	526,007

Accumulated comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive income (loss) includes net earnings (loss) and other non-owner changes in equity that bypass the statement of operations and are reported in a separate component of equity. For the nine months ended September 30, 2013 and for the twelve months ended December 31, 2012, other comprehensive income (loss) includes the unrealized gain (loss) on investments and foreign currency translation adjustments.

The following table summarizes the components of comprehensive income (loss):

	September 30, 2013	December 31, 2012
	(in thousands)
Unrealized gain (loss) on investments, net of taxes	$(235)	$457
Unrealized loss on currency translation	(11)	(10)

Ending Balance	$(246)	$447

Recent accounting pronouncement

In July 2013, the FASB issued Accounting Standards Update No. 2013-11 (“ASU 2013-11”), Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s consolidated financial statements.

3. SEGMENT INFORMATION

The Company evaluates operations as one reportable segment, as it only reports profit and loss information on an aggregate basis to its chief operating decision maker.

Revenue is attributed by geographic region based on ship-to location of the Company’s customers. The following table summarizes revenue by geographic region:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
China	$3,775	$921	$9,569	$3,501
Taiwan	3,347	417	4,541	5,657
Australia	1,840	4,702	10,368	8,430
United States	1,628	4,256	3,379	8,842
Germany	183	29	198	545
Ireland	137	42	319	247
Israel	85	94	339	689
France	—	2,245	112	8,482
Korea	—	6,929	579	9,332
Other	120	307	573	1,427

Total Revenue	$11,115	$19,942	$29,977	$47,152

The following table summarizes revenue by product type:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Core	$7,111	$1,344	$14,077	$9,417
Polished	2,070	16,580	11,439	32,709
Optical	1,040	1,558	3,332	4,525
Research & Development	883	422	1,091	447
Other	11	38	38	54

Total Revenue	$11,115	$19,942	$29,977	$47,152

The following table summarizes assets by geographic region:

	September 30, 2013	December 31, 2012
	(in thousands)
United States	$174,226	$210,781
Malaysia	43,118	37,280
Other	29	35

Total Assets	$217,373	$248,096

4. INVESTMENTS

The Company invests available cash primarily in investment grade commercial paper, corporate notes, FDIC guaranteed certificates of deposits, common stock, and government securities. The Company’s short-term investments balance of $14.9 million as of September 30, 2013, is comprised of corporate notes and bonds of $5.1 million, commercial paper of $1.0 million, FDIC guaranteed certificates of deposit of $7.1 million and common stock of $1.7 million. The Company’s investments are classified as available-for-sale securities and are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive income (loss).

The following table presents the amortized cost and gross unrealized gains and losses on all securities at September 30, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term Investments:
FDIC Guaranteed certificates of deposit	$7,120	$—	$6	$7,114
Common stock	2,000	—	356	1,644
Corporate notes/bonds	5,140	—	1	5,139
Commercial Paper	999	—	—	999

Total short-term investments	$15,259	$—	$363	$14,896

The following table presents the amortized cost and gross unrealized gains and losses on all securities at December 31, 2012:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term Investments:
U.S. Treasury securities and agency	$3,509	$—	$—	$3,509
FDIC Guaranteed certificates of deposit	6,453	—	6	6,447
Common stock	2,000	806	—	2,806
Corporate notes/bonds	4,606	—	4	4,602
Commercial Paper	6,999	—	2	6,997

Total short-term investments	$23,567	$806	$12	$24,361

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2013:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash Equivalents:
Money market funds	$16,988	$—	$—	$16,988
Investments:
Available-for-sales securities—current
FDIC Guaranteed certificates of deposit	—	7,114	—	7,114
Common stock	1,644	—	—	1,644
Corporate notes/bonds	—	5,139	—	5,139
Commercial paper	—	999	—	999

Total	$18,632	$13,252	$—	$31,884

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash Equivalents:
Money market funds	$11,644	$—	$—	$11,644
Investments:
Available-for-sales securities—current:
U.S. Treasury securities and agency	—	3,509	—	3,509
FDIC Guaranteed certificates of deposit	—	6,447	—	6,447
Common stock	2,806	—	—	2,806
Corporate notes/bonds	—	4,602	—	4,602
Commercial paper	—	6,997	—	6,997

Total	$14,450	$21,555	$—	$36,005

In addition to the debt securities noted above, the Company had approximately $4.6 million and $7.9 million of time deposits included in cash and cash equivalents as of September 30, 2013 and December 31, 2012, respectively.

5. RELATED PARTY TRANSACTIONS

In November 2008, the Company purchased 1,345,444 shares of Peregrine Series D-1 Preferred shares for a total of $2.0 million, which represented less than 1% of Peregrine’s shares outstanding. The terms and stock price of the purchase were the same as for the other investors who participated. Peregrine is a customer of the Company. On August 8, 2012, Peregrine completed its initial public offering, which resulted in a conversion of the preferred shares to common stock at a ratio of 7.34:1, or 183,303 shares of common stock. There was a lock out period until February, 2013 during which the Company could not sell these shares. For the three and nine months ended September 30, 2013 the Company recorded an unrealized loss on investments of $356,000 and $1.2 million, respectively. For the three and nine months ended September 30, 2013, revenue from Peregrine was $1.8 million and $10.5 million, respectively. As of September 30, 2013 and December 31, 2012, accounts receivable from Peregrine were $250,000 and $1.7 million, respectively. The pricing terms and conditions of the sales to Peregrine are similar to those available to the Company’s other non-related customers.

6. SIGNIFICANT CUSTOMERS

For the three months ended September 30, 2013, the Company had three customers individually that accounted for approximately 23%, 17% and 10% of revenue, respectively, and for the three months ended September 30, 2012, the Company had two customers individually that accounted for approximately 44% and 35% of revenue, respectively. For the nine months ended September 30, 2013, the Company had two customers individually that accounted for approximately 35% and 13% of revenue, respectively, and for the nine months ended September 30, 2012, the Company had two customers individually that accounted for approximately 44% and 20% of revenue, respectively.

Customers individually representing more than 10% of trade receivables accounted for approximately 74% and 93% of accounts receivable as of September 30, 2013 and December 31, 2012, respectively. The Company grants credit to customers based on an evaluation of their financial condition. Losses from credit sales are provided for in the financial statements.

7. STOCKHOLDERS’ EQUITY

Common Stock

As of September 30, 2013, the Company had reserved 1,924,381 shares of common stock for issuance upon the exercise of outstanding common stock options. Also, 2,334,782 shares of the Company’s common stock were reserved for future grants of stock options (or other similar equity instruments) under the Company’s 2007 Stock Incentive Plan (the “2007 Plan”) as of September 30, 2013. In addition, 267,826 shares of the Company’s common stock were reserved for future exercise of outstanding warrants as of September 30, 2013.

Warrants

For the nine months ended September 30, 2013, no common stock warrants were exercised. At September 30, 2013 and December 31, 2012, there were 267,826 common stock warrants outstanding.

Treasury Stock

On August 4, 2011, the Company authorized a stock repurchase program to purchase up to $25.0 million of its common stock over a period of two years. The stock repurchase program authorized the Company to repurchase its shares of common stock in the open market at times and prices considered appropriate by the Company depending upon prevailing market conditions and other corporate considerations. The treasury shares are accounted for using the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. During the nine months ended, the Company did not repurchase any shares and the plan expired.

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

The Company uses the Black-Scholes option pricing model to value stock options issued after January 1, 2006. The Company uses historical stock prices of companies that it considers as a peer group as the basis for its volatility assumptions. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The expected term is based upon the vesting term of the Company’s options, a review of a peer group of companies, and expected exercise behavior. The forfeiture rate is based on past history of forfeited options. The expense is being allocated using the straight-line method. For the three and nine months ended September 30, 2013, the Company recorded $348,000 and $1.0 million, respectively, of stock compensation expense. For the three and nine months ended September 30, 2012, the Company recorded $455,000 and $1.4 million, respectively, of stock compensation expense. As of

September 30, 2013, the Company has $1.9 million of total unrecognized compensation cost related to non-vested awards granted under the Company’s stock-based plans that it expects to recognize over a weighted-average period of 2.04 years. The Company accounts for options issued prior to January 1, 2006 under the intrinsic value method.

The following table summarizes the activity of the stock incentive and equity plans as of September 30, 2013 and changes during the nine months then ended:

	Shares available for grant	Number of options outstanding	Weighted- average option exercise price	Number of restricted stock and board shares issued
At December 31, 2012	2,200,604	2,117,110	$13.32	59,932
Granted	(109,472)	82,815	7.79	26,657
Exercised	—	(27,931)	5.02	—
Cancelled/forfeited	243,650	(247,613)	18.40	—

At September 30, 2013	2,334,782	1,924,381	$12.50	86,589

The Company’s aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock. Based on the fair market value of the common stock at September 30, 2013 and 2012, there was no intrinsic value for options outstanding. The weighted average fair value per share of options granted for the nine months ended September 30, 2013 was $7.79 and the fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model using an expected term of 5.3 years, risk-free interest rates of 0.76%-1.39%, expected volatility of 52% and no dividend yield. The Company used an expected forfeiture rate of 19.18%.

For the three and nine months ended September 30, 2013, the Company recorded $134,000 and $215,000, respectively, of stock compensation expense related to restricted stock. For the three and nine months ended September 30, 2012, the Company recorded $41,000 and $122,000, respectively, of stock compensation expense related to restricted stock.

A summary of the Company’s non-vested options during the nine month period ended September 30, 2013 is presented below:

	Options	Weighted- average exercise price
Non-vested at January 1, 2013	821,002	$15.24
Granted	82,815	7.79
Vested	(249,787)	10.69
Forfeited	(205,500)	18.70

Non-vested at September 30, 2013	448,530	$14.82

An analysis of restricted stock issued is as follows:

Non-vested restricted stock as of December 31, 2012	4,336
Granted	26,657
Vested	(17,665)

Non-vested restricted stock as of September 30, 2013	13,328

9. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company has entered into agreements to purchase equipment and components to construct furnaces and to enhance the Company’s polishing platform and equipment to produce patterned polished sapphire substrates. These agreements will result in the Company purchasing equipment or components for a total cost of approximately $2.4 million with deliveries occurring through the remainder of 2013.

Litigation

From time to time, the Company experiences routine litigation in the normal course of its business. The management of the Company does not believe any pending litigation will have a material adverse effect on the financial condition or results of operations of the Company.

10. INCOME TAXES

The Company is subject to income taxes in the U.S. and Malaysia. On a quarterly basis, the Company assesses the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment and multiple factors, both positive and negative, are considered. For the period ended September 30, 2013, a valuation allowance has not been included in the 2013 forecasted effective tax rate. Based on future results, if the Company were to conclude that the deferred tax assets are not more likely than not recoverable, a valuation allowance would be recorded to reduce the deferred tax assets reported value to the amount that is more likely than not recoverable. There would be a significant impact on the forecasted effective tax rate for the year as a whole and the quarterly effective tax rate in the quarter that the valuation allowance is established. The tax provision for the three and nine months ended September 30, 2013 is based on an estimated effective tax rate which requires the Company to make its best estimate of annual pretax income. For the three and nine months ended September 30, 2013, the Company recorded a tax benefit of $4.0 million and $11.3 million, respectively, for an effective tax rate of 40.1% and 42.8%, respectively. The Company recorded for the three and nine months ended September 30, 2012 a tax benefit of $1.1 million and $6.1 million, respectively. The 2012 tax benefit relates to 2012 and several previous tax years including $424,000 in income tax benefits related to recording unrecognized state tax credits from previous tax years. For the three and nine months ended September 30, 2013, the difference between the Company’s effective tax rate and the U.S. federal 35% statutory rate was primarily related to profits recorded in the Company’s Malaysia operation for which the Company has a tax holiday, state tax benefit and a provision to tax return adjustment.

11. CREDIT FACILITY

On January 2, 2013, the Company entered into a three-year term agreement with a bank to provide the Company with a senior secured credit facility of $25.0 million. The agreement provides for the Company to borrow up to 80% of eligible accounts receivable and up to 35% of domestically held raw material and finished goods inventory. Advances against inventory are limited to 40% of the aggregate outstanding on the revolving line of credit and $10.0 million in aggregate. The Company has the option to borrow at an interest rate of LIBOR plus 2.75% or the Wall Street Journal prime rate plus 0.50%. If the Company maintains liquidity of $20.0 million or greater with the lending institution, then the borrowing interest rate options are LIBOR plus 2.25% or the Wall Street Journal prime rate. There is an unused revolving line facility fee of 0.375% per annum. The facility is secured by a first priority interest in substantially all of the Company’s personal property, excluding intellectual property. The Company is required to maintain an adjusted quick ratio of 1.40 to 1.00, maintain operating and other deposit accounts with the bank or bank’s affiliates of 25% of the Company’s total worldwide cash, securities and investments, and the Company can pay dividends or repurchase capital stock only with the bank’s consent during the three year term. For the nine months ended September 30, 2013, the Company did not draw on this facility. For the three and nine months ended September 30, 2013, the Company recorded $24,000 and $71,000, respectively of interest expense charged on the unused portion of the facility.

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

Unless otherwise indicated, the terms “Rubicon,” the “Company,” “we,” “us,” and “our” refer to Rubicon Technology, Inc.

OVERVIEW

We are a vertically integrated advanced electronic materials provider specializing in monocrystalline sapphire for applications in light-emitting diodes (LEDs), optical systems and specialty electronic devises. The emergence of sapphire in commercial volumes at competitive prices has enabled the development of new technologies such as high brightness (“HB”) white, blue and green LEDs and highly-integrated RFICs. Recently, sapphire has been adopted for use in several new applications in mobile devices specifically for the camera lens covers, dual flashes and home buttons on certain newer model smart phones. The reason sapphire was adopted for use on the home button on certain smart phones is because of the scratch resistance of sapphire, which is important to ensure the effectiveness of the fingerprint recognition security built into the device. We believe that the use of biometrics could become more prevalent in the future, which could become a strong growth driver for sapphire. We apply our proprietary crystal growth technology to produce high-quality sapphire products efficiently to supply our end-markets, and we work closely with our customers to meet their quality and delivery needs.

We are a vertically-integrated manufacturer of high-quality sapphire substrates and optical windows that are used in a variety of high-growth, high-volume end-market applications. Our largest product lines include two to six-inch sapphire cores and wafers for use in LED applications and windows and lenses, especially for mobile devices, and six-inch sapphire wafers that are used for Silicon-on-Sapphire (SoS) RFICs. However, the manufacturer of the majority of SoS chips will be introducing new products that will be produced on a substrate other than sapphire which will likely significantly reduce the amount of sapphire demand from that market beginning in early 2014. For the LED market, we sell two-inch to four-inch material primarily in core form and six and eight-inch material primarily in polished wafer form. Additionally, we sell products for aerospace, sensor and other applications. Eight-inch wafers are sold primarily for research and development efforts at this time. We have also extended our technology, which gives us the ability to produce cores and wafers of up to twelve inches in diameter to support production of chips for next-generation LED and other electronic applications. In addition, we have developed the ability to produce large diameter circular and rectangular sapphire windows for use in various optical window applications. We have recently introduced a new product offering, patterned sapphire substrates or “PSS”. LED chip manufacturers etch a pattern onto the surface of the sapphire wafer in the early stages of their production process in order to improve light output. We are leveraging our capability in producing larger diameter sapphire wafers to offer pre-patterned, larger diameter (four-inch and six-inch) wafers to the LED market.

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

Historically, a significant portion of our revenue has been derived from sales to relatively few customers. For the three months ended September 30, 2013, we had three customers that in aggregate accounted for approximately 50% of our revenue and for the three months ended September 30, 2012, we had two customers that in aggregate accounted for approximately 79% of our revenue. For the nine months ended September 30, 2013, we had two customers that in aggregate accounted for approximately 48% of our revenue and for the nine months ended September 30, 2012, we had two customers that in aggregate accounted for approximately 64% of our revenue. Other than as discussed above, none of our customers accounted for more than 10% of our revenue for such periods. Although we are continuing to diversify and expand our customer base, we expect our revenue to continue to be concentrated among a small number of customers. We expect that our significant customers may change from period to period.

We recognize revenue upon shipment to our customers and from our government contract as costs and fees are incurred. We derive a significant portion of our revenue from customers outside of the U.S. In most periods, the majority of our sales are to the Asian market and we expect that region to continue to be a major source of revenue for us. All of our revenue is denominated in U.S. dollars.

We manufacture and ship our products from our facilities in the Chicago metropolitan area and from our facility in Penang, Malaysia. We have an aggregate of approximately 237,000 square feet of manufacturing and office space in Batavia, Franklin Park and Bensenville, Illinois and a 65,000 square foot facility in Penang, Malaysia, where we process sapphire grown by us in our Illinois facilities into finished cores and wafers. Our Malaysia facility currently finishes the majority of our core processing and can produce production volumes of polished wafers. In March 2012, we acquired additional land in Batavia, Illinois to expand our crystal growth capacity. We have not yet determined when we will begin construction on this facility.

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

We anticipate our capital expenditures will be between $10.0 million to $12.0 million for the full year 2013. These expenditures will be primarily focused on investments in equipment to produce patterned sapphire substrates and to enhance our polishing platform. Our capital expenditures in the nine months ended September 30, 2013 were $7.3 million.

RESULTS OF CONSOLIDATED OPERATIONS THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

The following table sets forth our consolidated statements of operations for the periods indicated:

	Three months ended September 30,
	2013	2012
	(in millions)
Revenue	$11.1	$19.9
Cost of goods sold	17.4	17.5

Gross (loss) profit	(6.3)	2.4

Operating expenses:
General and administrative	2.2	2.5
Sales and marketing	0.4	0.4
Research and development	0.6	0.6
Net loss on disposal of assets	0.1	—

Total operating expenses	3.3	3.5

Loss from operations	(9.6)	(1.1)
Other (expense) income	(0.2)	0.3

Loss before income taxes	(9.8)	(0.8)
Income tax benefit	4.0	1.1

Net (loss) income	$(5.8)	$0.3

The following table sets forth our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Three months ended September 30,
	2013	2012
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	157	88

Gross (loss) profit	(57)	12

Operating expenses:
General and administrative	20	13
Sales and marketing	3	2
Research and development	5	3
Net loss on disposal of assets	1	—

Total operating expenses	29	18

Loss from operations	(86)	(6)
Other (expense) income	(2)	2

Loss before income taxes	(88)	(4)
Income tax benefit	36	6

Net (loss) income	(52)%	2%

Revenue. Revenue was $11.1 million and $19.9 million for the three months ended September 30, 2013 and 2012, respectively, a decrease of $8.8 million. We experienced lower revenue from sales of our polished wafers by $14.5 million, which was the result of $6.8 million lower sales of polished wafers sold to the SoS market as well as $7.7 million decrease in polished wafers sold to the LED market. Of the $14.5 million reduction in revenue, $528,000 was attributable to lower prices and $14.0 million was attributed to lower volume. We also had lower revenue of $518,000 from optical products due to a slight decrease in the sales of sapphire for sensor and instrumentation applications. Revenue from the sale of sapphire cores, which are sold in the LED market, for the three months ended September 30, 2013 increased by $5.8 million, of which $6.6 million was attributed to an increase in volume partially offset by lower pricing of $849,000. Demand for our core products has been increasing throughout 2013 with stronger demand from the LED general lighting market and the adoption of sapphire in newer applications like the lens cover, dual flash and home button on certain smart phones. As a result, pricing has been increasing for our core products. We expect pricing for sapphire cores to continue to increase as excess sapphire capacity in the market continues to be absorbed by growing demand from the LED and other markets. However, we believe six-inch polished wafer prices may decline further in the near-term. We have continued to experience limited demand for LED polished wafers but expect increased adoption of six-inch wafers in the LED market. The manufacturer of the majority of SoS chips will be introducing new products that will be produced on a substrate other than sapphire starting early next year, therefore, the amount of sapphire wafers sold into that market will be significantly reduced beginning in early 2014. We operate in an extremely volatile market, so the amount of price or volume change is difficult to predict.

Gross (loss) profit. Gross loss was $6.3 million for the three months ended September 30, 2013 compared to a gross profit of $2.4 million for the three months ended September 30, 2012, a decrease of $8.7 million. For the three months ended September 30, 2013, due to the lower demand, we were not operating at capacity and recorded as an expense $3.9 million of costs associated with the under-utilization of equipment and staff. The decrease in gross margin is also attributable to pricing for our core products at below cost and lower sales volumes of our higher margin wafer products. While pricing for core products has been increasing this year, average prices for those products for the three months ended September 30, 2013 were lower than the three months ended September 30, 2012.

General and administrative expenses. G&A expenses were $2.2 million and $2.5 million for the three months ended September 30, 2013 and 2012, respectively, a decrease of $393,000. The decrease was primarily due to $305,000 from lower bad debt expense, partially attributable to a lower general reserve on a lower overall receivables balance, and partially due to having specific reserves for certain key customers recorded in 2012 not incurred in 2013. We also had lower bonus, stock compensation and travel expense of $54,000 and lower consulting fees of $26,000.

Sales and marketing expenses. Sales and marketing expenses were $370,000 and $417,000 for the three months ended September 30, 2013 and 2012, respectively, a decrease of $47,000. The decrease in sales and marketing expenses is primarily attributable to a decrease in employee compensation costs, including salary and employee stock options expense of $92,000 partially offset by an increase in costs for marketing services and exhibitions of $34,000.

Research and development expenses. R&D expenses were $641,000 and $639,000 for the three months ended September 30, 2013 and 2012, respectively, an increase of $2,000. We experienced lower employee compensation costs, including salary of stock options expense of $67,000 and a decrease in spending on travel of $25,000 offset by an increase in spending on R&D projects of $93,000.

Other income (expense). Other expense was $219,000 and other income was $297,000 for the three months ended September 30, 2013 and 2012, respectively, an increase in other expense of $516,000. The increase was primarily due to an increase in the realized loss on foreign currency translation of $485,000 and an increase in interest expense of $24,000.

Income tax benefits. Income tax benefits were $4.0 million and $1.1 million for the three months ended September 30, 2013 and 2012, respectively, an increase of $2.9 million. For the three months ended September 30, 2013, the difference between the our effective tax rate and the U.S. federal statutory rate of 35% was primarily related to profits recorded in the our Malaysia operation for which we have a tax holiday, state tax benefit, a provision to tax return adjustment and the accrual for an uncertain tax position. The tax provision is based on an estimated annual effective rate which requires us to make our best estimate of annual pretax income. Based on our review of these factors for the three months ended September 30, 2013, we did not include a valuation allowance in the 2013 forecasted effective tax rate. If based on future results and reviews of these factors we were to conclude that the deferred tax assets are not more likely than not recoverable and a valuation allowance is necessary, there would be a significant impact on the forecasted effective tax rate for the year as a whole and the quarterly effective tax rate in the quarter that it is established. To the extent this pretax income varies from estimates made at the end of the most recent interim period, the actual tax provision recognized in 2013 could be different than the forecasted amount used to estimate the tax provision for the three months ended September 30, 2013.

RESULTS OF CONSOLIDATED OPERATIONS NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

The following table sets forth our consolidated statements of operations for the periods indicated:

	Nine months ended September 30,
	2013	2012
	(in millions)
Revenue	$30.0	$47.2
Cost of goods sold	46.1	48.1

Gross loss	(16.1)	(0.9)

Operating expenses:
General and administrative	6.6	6.9
Sales and marketing	1.1	1.4
Research and development	1.5	1.7
Net loss on disposal of assets	0.6	—

Total operating expenses	9.8	10.0

Loss from operations	(25.9)	(10.9)
Other (expense) income	(0.5)	0.4

Loss before income taxes	(26.4)	(10.5)
Income tax benefit	11.3	6.1

Net loss	$(15.1)	$(4.4)

The following table sets forth our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Nine months ended September 30,
	2013	2012
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	154	102

Gross loss	(54)	(2)

Operating expenses:
General and administrative	22	15
Sales and marketing	4	3
Research and development	5	3
Net loss on disposal of assets	1	—

Total operating expenses	32	21

Loss from operations	(86)	(23)
Other (expense) income	(2)	1

Loss before income taxes	(88)	(22)
Income tax benefit	38	13

Net loss	(50)%	(9)%

Revenue. Revenue was $30.0 million and $47.2 million for the nine months ended September 30, 2013 and 2012, respectively, a decrease of $17.2 million. We experienced lower revenue from sales of our polished wafers by $21.3 million, which was the result of $10.2 million lower sales of polished wafers sold to the SoS market as well as $11.1 million decrease in polished wafers sold to the LED market. Of the $21.3 million reduction in revenue, $1.0 was attributable to lower prices and $20.3 million was attributed to lower volume. Revenue from the sale of sapphire cores for the nine months ended September 30, 2013 increased by $4.7 million, of which $7.9 million was attributed to an increase in volume partially offset by decreased pricing of $3.2 million. Demand for our core products has been increasing throughout 2013 with stronger demand from the LED general lighting market and the adoption of sapphire in newer applications like the lens cover, dual flash and home button on certain smart phones. As a result, pricing has been increasing for our core products. We also had lower revenue of $1.2 million from optical products due to a slight decrease in the sales of sapphire for sensor and instrumentation applications, partially offset by an increase in revenue from R&D of $644,000. We expect pricing for sapphire cores to continue to increase as excess sapphire capacity in the market is absorbed by growing demand from the LED and other markets. However, we believe six-inch polished wafer prices may decline further in the near-term. We have continued to experience limited demand for LED polished wafers, but expect increased adoption of six-inch wafers in the LED market. The manufacturer of the majority of SoS chips will be introducing new products that will be produced on a substrate other than sapphire starting early next year, therefore, the amount of sapphire wafers sold into that market will be significantly reduced beginning in early 2014. We operate in an extremely volatile market, so the amount of price or volume change is difficult to predict.

Gross loss. Gross loss was $16.1 million and $952,000 for the nine months ended September 30, 2013 and 2012, respectively, an increase of $15.2 million. For the nine months ended September 30, 2013, due to the lower demand, we were not operating at capacity and recorded as an expense $9.9 million of costs associated with the under-utilization of equipment and staff. The decrease in gross margin is also attributable to lower pricing for our core products and lower sales volumes of our higher margin wafer products. While pricing for core products has been increasing this year, average prices for those products for the nine months ended September 30, 2013 were lower than the nine months ended September 30, 2012.

General and administrative expenses. G&A expenses were $6.6 million and $6.9 million for the nine months ended September 30, 2013 and 2012, respectively, a decrease of $338,000. We experienced a decrease in employee compensation costs of $381,000, including salary and stock based compensation expense, $143,000 in lower consulting expense and $79,000 in lower travel expenses. The decreases were partially offset by an increase in professional fees of $217,000 and an increase in financing fees of $65,000.

Sales and marketing expenses. Sales and marketing expenses were $1.1 million and $1.4 million for the nine months ended September 30, 2013 and 2012, respectively, a decrease of $213,000. The decrease in sales and marketing expenses is attributable to decreased employee compensation costs, including salary and employee stock options expense of $147,000, and lower marketing services, exhibitions and travel expense of $71,000.

Research and development expenses. R&D expenses were $1.5 million and $1.7 million for the nine months ended September 30, 2013 and 2012, respectively, a decrease of $194,000. The decrease is primarily attributable to a decrease in employee compensation costs of $165,000 and a decrease in spending on various projects of $28,000.

Other income (expense). Other expense was $546,000 for the nine months ended September 30, 2013 compared to other income of $384,000 for the nine months ended September 30, 2012, an increase in other expense of $930,000. The increase was primarily due to an increase in the realized loss on foreign currency translation of $822,000 and an increase in interest expense of $71,000.

Income tax benefits. Income tax benefits were $11.3 million and $6.1 million for the nine months ended September 30, 2013 and 2012, respectively, an increase of $5.2 million. The difference between our effective tax rate and the U.S. federal statutory rate of 35% was primarily related to profits recorded in the our Malaysia operation for which we have a tax holiday, state tax benefit, and a provision to tax return adjustment. The tax provision is based on an estimated annual effective rate which requires us to make our best estimate of annual pretax income. Based on our review of these factors for the nine months ended September 30, 2013, we did not include a valuation allowance in the 2013 forecasted effective tax rate. If based on future results and reviews of these factors we were to conclude that the deferred tax assets are not more likely than not recoverable and a valuation allowance is necessary, there would be a significant impact on the forecasted effective tax rate for the year as a whole and the quarterly effective tax rate in the quarter that it is established. To the extent this pretax income varies from estimates made at the end of the most recent interim period, the actual tax provision recognized in 2013 could be different than the forecasted amount used to estimate the tax provision for the three months ended September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations using a combination of issuances of common stock and cash generated from our operations.

As of September 30, 2013, we had cash and short term investments totaling $36.5 million, including cash of $4.6 million held in deposits at major banks, $17.0 million invested in money market funds and $14.9 million invested in commercial paper, corporate notes and bonds, FDIC guaranteed certificates of deposits and common stock.

Cash flows from operating activities

The following table represents the major components of our cash flows from operating activities for the nine months ended September 30, 2013 and 2012:

	Nine months ended September 30,
	2013	2012
	(in millions)
Net loss	$(15.1)	$(4.4)
Non-cash items:
Depreciation and amortization	9.3	8.9
Stock based compensation and other, net	1.8	1.5
Deferred taxes	(11.3)	(5.6)

Total non-cash items:	(0.2)	4.8

Working capital:
Accounts receivable	8.2	20.2
Inventories	7.8	(22.7)
Prepaid expenses and other assets	5.1	3.7
Accounts payable	(4.0)	(5.2)
Other accruals	(1.7)	(0.6)

Total working capital items:	15.4	(4.6)

Net cash provided by (used in) operating activities	$0.1	$(4.2)

Cash provided by operating activities was $107,000 for the nine months ended September 30, 2013. During such period, we generated a net loss of $15.1 million, including non-cash items of $161,000, and net working capital change of $15.4 million. The net working capital change was comprised of a decrease in accounts receivable of $8.2 million due to collections from customers and an increase in prepay customers, a decrease in inventory of $7.8 million primarily due to a decrease in sapphire boule inventory, a decrease in accounts payable of $4.0 million due to timing of payments and a decrease in prepaid expenses and other assets of $5.1 million due to a decrease in the purchase of furnace construction and replacement parts and items used in the polishing of wafers.

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

Cash flows from investing activities

The following table represents the major components of our cash flows from investing activities for the nine months ended September 30, 2013 and 2012:

	Nine months ended September 30,
	2013	2012
	(in millions)
Purchases of property and equipment:
Machinery & equipment for crystal growth	$(1.0)	$(4.3)
Land and building improvements	—	(2.7)
Increase capacity in other areas	(6.3)	(2.4)
Proceeds from disposal of assets	0.1	—

Total purchases of property and equipment, net of proceeds from disposal of assets:	(7.2)	(9.4)

Proceeds from sales of investments, net of purchases	8.3	17.1

Net cash provided by investing activities	$1.1	$7.7

Net cash provided by investing activities was $1.1 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2013, we used approximately $7.2 million on the net purchase of equipment. This was offset by the net proceeds from the sale of investments of $8.3 million.

Net cash provided by investing activities was $7.7 million for the nine months ended September 30, 2012. During the nine months ended September 30, 2012, we used approximately $9.4 million on the purchase of land and equipment. This was offset by the net proceeds from the sale of investments of $17.1 million.

We have purchased land to construct a second crystal growth facility in Batavia, Illinois, but we have not yet determined when construction will begin. We anticipate spending on capital expenditures in 2013 to be between $10.0 million to $12.0 million and will primarily be focused on investments in equipment to produce pattered sapphire substrates and to enhance our polishing platform.

Cash flows from financing activities

Net cash provided by financing activities was $146,000 and $30,000 for the nine months ended September 30, 2013 and 2012, respectively. Net cash provided by financing activities for the nine months ended September 30, 2013 represents $140,000 in net proceeds from the exercise of stock options and $6,000 from a decrease in restricted cash. Net cash used in financing activities for the nine months ended September 30, 2012 represents $12,000 in net proceeds from the exercise of stock options and $18,000 from a decrease in restricted cash.

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

Inventory valuation

We value our inventory at the lower of cost or market. Market is determined based on net realizable value. Cost for raw materials, work in process and finished goods is based on actual costs on a first-in, first-out basis. We establish inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based on customer required specifications. We evaluate the ability to realize the value of our inventory based on a combination of factors, including forecasted sales, estimated current and future market value and changes in customers’ product specifications. For the three and nine months ended September 30, 2013, we determined that we had inventory that was in excess or obsolete and recorded an adjustment which reduced inventory and increased cost of goods by $11,000 and $266,000, respectively. While pricing has improved, in the three months ended September 30, 2013, we had accepted sales orders during 2013 for smaller diameter core material at prices lower than our cost. Based on these sales prices, we recorded for the nine months ended September 30, 2013 an adjustment which decreased inventory and increased costs of goods sold by $421,000. Our method of estimating excess and obsolete inventory has remained consistent for all periods presented. However, if our recognition of excess or obsolete inventory is, or if our estimates of our inventory’s potential utility become, less favorable than currently expected, additional inventory reserves may be required. We determine our normal operating capacity and record as an expense costs attributable to lower utilization of equipment and staff. For the three and nine months ended September 30, 2013, we determined that we were not operating at capacity and recorded costs associated with lower utilization of equipment and staff of $3.9 million and $9.9 million, respectively. Although we expect demand to improve throughout the remainder of 2013, it is likely that we will incur additional costs due to lower utilization of equipment and staff.

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

We review our available-for-sale securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When we conclude that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Consolidated Statement of Operations. As of September 30, 2013, no impairment was recorded.

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

We allocate stock based compensation costs using a straight-line method which amortizes the fair value of each option on a straight-line basis over the service period. Based on the variables affecting the valuation of our common stock and the method used for allocating compensation costs, we recognized $482,000 and $1.2 million in stock compensation expense during the three and nine months ended September 30, 2013, respectively.

All option grants made during the three and nine months ended September 30, 2013 and 2012 were granted at an exercise price per share equal to the closing market price of our common stock on the date of grant. Therefore, there is no intrinsic value because the exercise price per share of each option was equal to the fair value of the common stock on the date of grant.

Based on the fair market value of the common stock at September 30, 2013, the intrinsic value of all stock options exercisable is $461,000 and there is no aggregate intrinsic value of all stock options outstanding.

Income tax valuation allowance

Evaluating the need for and amount of a valuation allowance for deferred tax assets requires significant judgment and extensive analysis of all the positive and negative evidence available to determine whether all or some portion of the deferred tax assets will not be realized. A valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50 percent) that they will not be realized. In general, “realization” refers to the incremental benefit achieved through the reduction in future taxes payable or an increase in future taxes refundable from the deferred tax assets, assuming that the underlying deductible differences and carryforwards are the last items to enter into the determination of future taxable income. In determining our valuation allowance, we consider the source of taxable income, including taxable income in prior carryback years, future reversals of existing temporary differences, the required use of tax planning strategies, and future taxable income exclusive of reversing temporary differences and carryforwards. Such evaluations involve the application of significant judgment and multiple factors, both positive and negative, are considered. For the period ended September 30, 2013, a valuation allowance has not been included in the 2013 forecasted effective tax rate. Based on future results, if we were to conclude that the deferred tax assets not more likely than not recoverable a valuation allowance would be recorded to reduce the deferred tax assets reported value to the amount that is more likely than not recoverable. There would be a significant impact on the forecasted effective tax rate for the year as a whole and the quarterly effective tax rate in the quarter that a valuation allowance is established.

RECENT ACCOUNTING PRONOUNCEMENT

In July 2013, the FASB issued Accounting Standards Update No. 2013-11 (“ASU 2013-11”), Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on our consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For the nine months ended September 30, 2013, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Management’s evaluation of disclosure controls and procedures

Based on evaluations at September 30, 2013, our chief executive officer and chief financial officer (together, our “certifying officers”), with the participation of the management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting

Our certifying officers have concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 8, 2013.

Rubicon Technology, Inc.

Date: November 8, 2013	By:	/s/ Raja M. Parvez
Raja M. Parvez
President and Chief Executive Officer

Date: November 8, 2013	By:	/s/ William F. Weissman
William F. Weissman
Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to the registrant and will be retained by the registrant and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT INDEX

The Exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Incorporation by Reference
3.1	Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to Amendment No. 2, to the registrant’s Registration Statement on Form S-1 (File No. 333-145880) filed on November 1, 2007

3.2	Amendment No. 1 to Eight Amended and Restated Certificate of Incorporation	Filed as Appendix A to the registrant’s Definitive Proxy statement on Schedule 14A, filed on April 29, 2011

3.3	Amended and Restated Bylaws of Rubicon Technology, Inc.	Filed as Exhibit 3.3 to Amendment No. 2, to the registrant’s Registration Statement on Form S-1 (File No. 333-145880) filed on November 1, 2007

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from our quarterly report on Form 10-Q for the quarter ended September 30, 2013 are formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operation, (iii) consolidated statements of comprehensive income (iv) consolidated statements of cash flows and (v) notes to the consolidated financial statements