Form 10-Q
period 2014-03-31
Rubicon Technology, Inc.
filed 2014-05-08
CIK 1410172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2014

or

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

As of May 5, 2014 the Registrant had 26,156,757 shares of common stock, par value $0.001 per share, outstanding.

RUBICON TECHNOLOGY, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2014

PART I FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

Rubicon Technology, Inc.

Consolidated balance sheets

	March 31, 2014	December 31, 2013
	(unaudited) (in thousands, other than share data)
Assets
Cash and cash equivalents	$27,681	$21,071
Restricted cash	161	165
Short-term investments	35,481	13,567
Accounts receivable, net	8,168	3,571
Inventories	28,570	34,312
Other inventory supplies	12,693	12,533
Prepaid expenses and other current assets	1,087	1,186

Total current assets	113,841	86,405
Property and equipment, net	113,637	115,220
Other assets	1,346	1,070

Total assets	$228,824	$202,695

Liabilities and stockholders’ equity
Accounts payable	$5,676	$4,465
Accrued payroll	313	369
Accrued and other current liabilities	1,212	867
Corporate income and franchise taxes	97	192
Accrued real estate taxes	382	336
Advance payments	755	408

Total current liabilities	8,435	6,637
Deferred tax liability	162	267

Total liabilities	8,597	6,904

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 undesignated shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized and 27,931,601 and 24,433,523 shares issued; 26,156,757 and 22,658,679 shares outstanding	28	25
Additional paid-in capital	371,417	335,935
Treasury stock, at cost, 1,774,844 shares	(12,148)	(12,148)
Accumulated other comprehensive loss	(573)	(418)
Accumulated deficit	(138,497)	(127,603)

Total stockholders’ equity	220,227	195,791

Total liabilities and stockholders’ equity	$228,824	$202,695

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of operations

	Three months ended March 31,
	2014	2013
	(unaudited) (in thousands, other than share and per share data)
Revenue	$14,268	$8,307
Cost of goods sold	21,762	11,682

Gross loss	(7,494)	(3,375)
Operating expenses:
General and administrative	2,388	2,190
Sales and marketing	467	349
Research and development	576	382

Loss from operations	(10,925)	(6,296)

Other income:
Interest income	21	13
Interest expense	(23)	(23)
Realized gain (loss) on foreign currency translation	39	(112)

Total other income(expense)	37	(122)

Loss before income taxes	(10,888)	(6,418)
Income tax (expense) benefit	(6)	3,042

Net loss	$(10,894)	$(3,376)

Net loss per common share
Basic	$(0.43)	$(0.15)

Diluted	$(0.43)	$(0.15)

Weighted average common shares outstanding used in computing net loss per common share basic and diluted	25,317,147	22,550,378

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of comprehensive loss

	Three months ended March 31,
	2014	2013
	(unaudited) (in thousands)
Net loss	$(10,894)	$(3,376)
Other comprehensive loss:
Unrealized loss on investments, net of tax	(156)	(603)
Unrealized loss on currency translation	1	(1)

Other comprehensive loss	(155)	(604)

Comprehensive loss	$(11,049)	$(3,980)

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of cash flows

	Three months ended March 31,
	2014	2013
	(unaudited) (in thousands)
Cash flows from operating activities
Net loss	$(10,894)	$(3,376)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,507	3,110
Stock-based compensation	448	406
Deferred taxes	—	(3,048)
Changes in operating assets and liabilities:
Accounts receivable	(4,597)	3,139
Inventories	5,781	(2,253)
Other inventory supplies	(140)	1,097
Prepaid expenses and other assets	(354)	1,444
Accounts payable	1,192	(6,609)
Accrued payroll	(56)	(575)
Corporate income and franchise taxes	(92)	(124)
Advanced payments	347	(71)
Accrued and other current liabilities	385	(106)

Net cash used in operating activities	(4,473)	(6,966)

Cash flows from investing activities
Purchases of property and equipment	(1,924)	(192)
Purchases of investments	(26,675)	(9)
Proceeds from sale of investments	4,500	9,023

Net cash (used in) provided by investing activities	(24,099)	8,822

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	34,961	—
Proceeds from exercise of options	256	2
Restricted cash	4	—

Net cash provided by financing activities	35,221	2

Net effect of currency translation	(39)	75
Net increase in cash and cash equivalents	6,610	1,933
Cash and cash equivalents, beginning of period	21,071	19,573

Cash and cash equivalents, end of period	$27,681	$21,506

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

1. BASIS OF PRESENTATION

Interim financial data

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements and should be read in conjunction with Rubicon Technology, Inc.’s (the “Company”) annual report filed on Form 10-K for the fiscal year ended December 31, 2013. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Consolidated operating results for the three month periods ended March 31, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Rubicon Worldwide LLC and Rubicon Sapphire Technology (Malaysia) SDN BHD. All intercompany transactions and balances have been eliminated in consolidation.

Foreign currency translation and transactions

Rubicon Worldwide LLC’s assets and liabilities are translated into U.S. dollars at exchange rates existing at the respective balance sheet dates and capital accounts at historical exchange rates. The results of operations are translated into U.S. dollars at the average exchange rates during the respective period. Translation adjustments resulting from fluctuations in exchange rates for Rubicon Worldwide LLC are recorded as a separate component of accumulated other comprehensive loss within stockholders’ equity.

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

Foreign currency transaction gains and losses are generated from the effects of exchange rate changes on transactions denominated in a currency other than the functional currency of the Company, which is the U.S. dollar. Gains and losses on foreign currency transactions are generally required to be recognized in the determination of net loss for the period. The Company records these gains and losses in other income (expense).

Investments

The Company invests available cash primarily in investment grade commercial paper, corporate notes, FDIC guaranteed certificates of deposits, common stock, and government securities. Investments classified as available-for-sale securities are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive loss. Investments in trading securities are reported at fair value, with both realized and unrealized gains and losses recorded in other income (expense), in the Consolidated Statement of Operations. Investments in which the Company has the ability and intent, if necessary, to liquidate in order to support its current operations, are classified as short-term.

The Company reviews its available-for-sale securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. The Company considers various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, its ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When the Company concludes that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Consolidated Statement of Operations. As of March 31, 2014, no impairment was recorded.

Accounts receivable

The majority of the Company’s accounts receivable is due from manufacturers serving the LED and optical systems and specialty electronics devices industries. Credit is extended based on an evaluation of the customer’s financial condition. Accounts receivable are due based on contract terms and at stated amounts due from customers, net of an allowance for doubtful accounts.

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

	March 31, 2014	December 31, 2013
	(in thousands)
Beginning balance	$50	$286
Charges to costs and expenses	47	24
Accounts charged off, less recoveries	—	(260)

Ending balance	$97	$50

Inventories

Inventories are valued at the lower of cost or market. Raw materials cost is determined using the first-in, first-out method, and work-in-process and finished goods costs are determined on a weighted-average cost basis which includes materials, labor and overhead. The Company reduces the carrying value of its inventories for differences between the cost and the estimated net realizable value, taking into account usage, expected demand, technological obsolescence and other information. In 2014, the Company has accepted sales orders for four-inch and six-inch wafers at prices lower than cost. Based on these sales prices, the Company recorded for the three months ended March 31, 2014, a lower of cost or market adjustment which reduced inventory and increased cost of goods sold by $1.1 million. For the three months ended March 31, 2013, the Company accepted orders for small diameter core products at prices lower than cost and recorded and adjustment which reduced inventory and increased costs of goods sold by $139,000. Inventories are composed of the following:

	March 31, 2014	December 31, 2013
	(in thousands)
Raw materials	$17,543	$18,651
Work in progress	7,912	10,337
Finished goods	3,115	5,324

	$28,570	$34,312

The Company establishes inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based on customer specifications. The Company evaluates the ability to realize the value of its inventory based on a combination of factors, including forecasted sales, estimated current and future market value and changes in customers’ product specifications. For the three months ended March 31, 2014 and 2013, the Company determined it had inventory that was in excess of anticipated demand or obsolete and recorded an adjustment which reduced inventory and increased costs of goods sold by $363,000 and $209,000, respectively. The Company’s method of estimating excess and obsolete inventory has remained consistent for all periods presented.

Property and equipment

Property and equipment consisted of the following:

	March 31, 2014	December 31, 2013
	(in thousands)
Land and land improvements	$4,133	$4,133
Buildings	32,323	32,269
Machinery, equipment and tooling	122,348	121,313
Leasehold improvements	7,696	7,696
Furniture and fixtures	949	949
Information systems	1,089	1,077

	March 31, 2014	December 31, 2013
	(in thousands)
Construction in progress	5,993	5,221

Total cost	174,531	172,658
Accumulated depreciation and amortization	(60,894)	(57,438)

Property and equipment, net	$113,637	$115,220

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

Government Contracts

The Company recognizes research and development revenue in the period during which the related costs are incurred over the contractually defined period. In July 2012, the Company signed a contract with the Air Force Research Laboratory to produce large-area sapphire windows on a cost plus fixed fee basis. The Company records research and development revenue on a gross basis as costs are incurred plus a portion of the fixed fee. For the three months ended March 31, 2014 and 2013, $125,000 and $98,000 of revenue was recognized, respectively. The contract will continue for three years and the total value of the contract is $4.7 million, of which $2.8 million has been recognized through March 31, 2014.

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

Diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2014 and 2013 because the effects of potentially dilutive securities are anti-dilutive.

At March 31, 2014 and 2013, the Company had the following anti-dilutive securities outstanding which were excluded from the calculation of diluted net loss per share:

	March 31, 2014	March 31, 2013
Warrants	175,832	114,093
Stock options	357,511	217,373

	533,343	331,466

Other comprehensive loss

Comprehensive loss is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive loss includes net earnings (loss) and other non-owner changes in equity that bypass the statement of operations and are reported in a separate component of equity. For the three months ended March 31, 2014 and 2013, other comprehensive loss includes the unrealized loss on investments and foreign currency translation adjustments.

The following table summarizes the components of comprehensive loss:

	March 31, 2014	December 31, 2013
	(in thousands)
Unrealized loss on investments, net of taxes	$(562)	$(406)
Unrealized loss on currency translation	(11)	(12)

Ending Balance	$(573)	$(418)

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

Revenue is attributed by geographic region based on ship-to location of the Company’s customers. The following table summarizes revenue by geographic region:

	Three months ended March 31,
	2014	2013
	(in thousands)
China	$6,450	$959
Taiwan	3,764	39
Korea	1,896	570
United States	1,370	915
Australia	—	5,406
Other	788	418

Revenue	$14,268	$8,307

The following table summarizes revenue by product type:

	Three months ended March 31,
	2014	2013
	(in thousands)
Core	$11,355	$987
Polished	1,095	6,057
Optical	1,638	1,144
Research & Development	125	98
Other	55	21

Revenue	$14,268	$8,307

The following table summarizes assets by geographic region:

	March 31, 2014	December 31, 2013
	(in thousands)
United States	$182,074	$157,572
Malaysia	46,724	45,086
Other	26	37

Total Assets	$228,824	$202,695

4. INVESTMENTS

The Company invests available cash primarily in investment grade commercial paper, corporate notes, FDIC guaranteed certificates of deposits, common stock, and government securities. The Company’s short-term investments balance of $35.5 million as of March 31, 2014, is comprised of corporate notes and bonds of $24.1 million, commercial paper of $6.0 million, FDIC guaranteed certificates of deposit of $4.3 million and common stock of $1.1 million. The Company’s investments are classified as available-for-sale securities and are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive loss.

The following table presents the amortized cost and gross unrealized gains and losses on all securities at March 31, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term Investments:
FDIC Guaranteed certificates of deposit	$4,240	$—	$2	$4,238
Common stock	2,000	—	891	1,109
Corporate notes/bonds	24,156	—	18	24,138
Commercial Paper	5,995	1	—	5,996

Total short-term investments	$36,391	$1	$911	$35,481

The following table presents the amortized cost and gross unrealized gains and losses on all securities at December 31, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term Investments:
FDIC Guaranteed certificates of deposit	$6,160	$—	$6	$6,154
Common stock	2,000	—	642	1,358
Corporate notes/bonds	3,058	—	1	3,057
Commercial Paper	2,998	—	—	2,998

Total short-term investments	$14,216	$—	$649	$13,567

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2014:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash Equivalents:
Money market funds	$24,030	$—	$—	$24,030
Investments:
Available-for-sales securities—current
FDIC Guaranteed certificates of deposit	—	4,238	—	4,238
Common stock	1,109	—	—	1,109
Corporate notes/bonds	—	24,138	—	24,138
Commercial paper	—	5,996	—	5,996

Total	$25,139	$34,372	$—	$59,511

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$15,541	$—	$—	$15,541
Investments:
Available-for-sales securities—current:
FDIC Guaranteed certificates of deposit	—	6,154	—	6,154
Common stock	1,358	—	—	1,358
Corporate notes/bonds	—	3,057	—	3,057
Commercial paper	—	2,998	—	2,998

Total	$16,899	$12,209	$—	$29,108

In addition to the debt securities noted above, the Company had approximately $3.6 million and $5.5 million of time deposits included in cash and cash equivalents as of March 31, 2014 and December 31, 2013, respectively.

5. RELATED PARTY TRANSACTIONS

In November 2008, the Company purchased 1,345,444 shares of Peregrine Series D-1 Preferred shares for a total of $2.0 million, which then represented less than 1% of Peregrine’s shares outstanding. The terms and stock price of the purchase were the same as for the other investors who participated. Peregrine is a customer of the Company. On August 8, 2012, Peregrine completed its initial public offering, which resulted in a conversion of the preferred shares to common stock at a ratio of 7.34:1, or 183,303 shares of common stock. For the three months ended March 31, 2014 the Company recorded an unrealized loss on investments of $249,000. For the three months ended March 31, 2014, there was no revenue from Peregrine. For the three months ended March 31, 2013, revenue from Peregrine was $5.4 million. As of March 31, 2014 and December 31, 2013, there was no accounts receivable from Peregrine. The pricing terms and conditions of the sales to Peregrine are similar to those available to the Company’s other non-related customers.

6. SIGNIFICANT CUSTOMERS

For the three months ended March 31, 2014, the Company had four customers individually that accounted for approximately 21%, 14%, 11% and 11% of revenue, respectively. For the three months ended March 31, 2013, the Company had two customers individually that accounted for approximately 65% and 11% of revenue, respectively.

Customers individually representing more than 10% of trade receivables accounted for approximately 56% and 47% of accounts receivable as of March 31, 2014 and December 31, 2013, respectively. The Company grants credit to customers based on an evaluation of their financial condition. Losses from credit sales are provided for in the financial statements.

7. STOCKHOLDERS’ EQUITY

Common Stock

As of March 31, 2014, the Company had reserved 1,861,771 shares of common stock for issuance upon the exercise of outstanding common stock options. Also, 2,228,804 shares of the Company’s common stock were reserved for future grants of stock options (or other similar equity instruments) under the Company’s 2007 Stock Incentive Plan (the “2007 Plan”) as of March 31, 2014. In addition, 267,826 shares of the Company’s common stock were reserved for future exercise of outstanding warrants as of March 31, 2014.

On January 13, 2014, the Company completed a public offering of common stock in which a total of 3,047,500 shares were sold including 397,500 shares pursuant to the full exercise of the underwriter’s over-allotment option, at a price of $10.65 per share. The Company raised a total of $32.5 million in gross proceeds from the offering, or approximately $30.3 million in net proceeds after deducting the underwriting discount and expenses of $2.3 million.

On March 20, 2014, the selling stockholders of the Company completed a public offering of 2,875,000 shares of common stock and the Company sold 375,000 shares pursuant to the full exercise of the underwriter’s over-allotment option each at a price of $13.00 per share. The Company raised a total of $4.9 million in gross proceeds from the offering, or approximately $4.4 million in net proceeds after deducting the underwriting discount and expenses of $319,000 and estimated costs of $148,000.

Warrants

For the three months ended March 31, 2014, no common stock warrants were exercised. At March 31, 2014 and December 31, 2013, there were 267,826 common stock warrants outstanding.

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

The Company uses the Black-Scholes option pricing model to value stock options issued after January 1, 2006. The Company uses a three year historical stock price average to determine its volatility assumptions. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The expected term is based upon the vesting term of the Company’s options, a review of a peer group of companies, and expected exercise behavior. The forfeiture rate is based on past history of forfeited options. The expense is being allocated using the straight-line method. For the three months ended March 31, 2014 and 2013, the Company recorded $289,000 and $365,000, respectively, of stock option compensation expense. As of March 31, 2014, the Company had $1.3 million of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s stock-based plans that it expects to recognize over a weighted-average period of 1.97 years. The Company accounts for options issued prior to January 1, 2006 under the intrinsic value method.

The following table summarizes the activity of the stock incentive and equity plans as of March 31, 2014 and changes during the three months then ended:

	Shares available for grant	Number of options outstanding	Weighted- average option exercise price	Number of restricted stock and board shares issued	Number of restricted stock units outstanding
At January 1, 2014	2,240,103	1,926,070	$12.46	59,932	45,941
Granted	(39,925)	12,000	9.95	27,925	—
Exercised	—	(47,654)	5.37	—	—
Cancelled/forfeited	28,626	(28,645)	17.35	—	—

At March 31, 2014	2,228,804	1,861,771	$12.56	87,857	45,941

The Company’s aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock. Based on the fair market value of the common stock at March 31, 2014 and 2013, there was no intrinsic value for options outstanding. The weighted average fair value per share of options granted for the three months ended March 31, 2014 was $9.95 and the fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model using an expected term of 5.3 years, risk-free interest rate of 1.72%, expected volatility of 77% and no dividend yield. The Company used an expected forfeiture rate of 25.56%.

For the three months ended March 31, 2014 the Company recorded $25,000 of restricted stock unit (“RSU”) expense. As of March 31, 2014, there was $346,000 of unrecognized compensation cost related to the non-vested RSUs. This cost is expected to be recognized over a weighted-average period of 3.5 years. At March 31, 2014 the intrinsic value of these RSUs was $519,000.

For the three months ended March 31, 2014 and 2013, the Company recorded $134,000 and $41,000, respectively, of stock compensation expense related to restricted stock.

A summary of the Company’s non-vested options during the three month period ended March 31, 2014 is presented below:

	Options	Weighted- average exercise price
Non-vested at January 1, 2014	372,507	$13.57
Granted	12,000	9.95
Vested	(22,125)	22.93
Forfeited	(24,664)	17.52

Non-vested at March 31, 2014	337,718	$12.54

An analysis of restricted stock issued is as follows:

Non-vested restricted stock as of January 1, 2014	53,714
Granted	27,925
Vested	(6,664)

Non-vested restricted stock as of March 31, 2014	74,975

9. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company has entered into agreements for electricity and to purchase equipment and components to construct furnaces. These agreements will result in the Company purchasing electricity, equipment or components for a total cost of approximately $7.1 million with deliveries occurring through December 2015.

Litigation

From time to time, the Company experiences routine litigation in the normal course of its business. The management of the Company does not believe any pending litigation will have a material adverse effect on the financial condition or results of operations of the Company.

10. INCOME TAXES

The Company is subject to income taxes in the U.S. and Malaysia. On a quarterly basis, the Company assesses the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment and multiple factors, both positive and negative, are considered. For the period ended March 31, 2014, a valuation allowance has been included in the 2014 forecasted effective tax rate. Due to the losses in the fourth quarter of 2013, the Company is in a cumulative loss position for the past three years, which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. While the Company believes its financial outlook remains positive, under the accounting standards objective verifiable evidence is given greater weight than subjective evidence such as the Company’s projections for future growth. Based on an evaluation in accordance with the accounting standards, as of December 31, 2013, a valuation allowance has been recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. At March 31, 2014 the Company continues to be in a three year cumulative loss position therefore until an appropriate level of profitability is attained, the Company expects to maintain a full valuation allowance on its U.S. net deferred tax assets. Any U.S. tax benefits or tax expense recorded on the Company’s Consolidated Statement of Operations will be offset with a corresponding valuation allowance until such time that the Company changes its determination related to the realization of deferred tax assets. In the event that the Company changes its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

The tax provision for the three months ended March 31, 2013 is based on an estimated combined statutory effective tax rate. The Company recorded for the three months ended March 31, 2013 a tax benefit of $3.0 million for an effective tax rate of 47.4%. For the three months ended March 31, 2013 the difference between the Company’s effective tax rate and the U.S. federal 35% statutory rate and state 6.2% (net of federal benefit) statutory rate was primarily related to profits recorded in the Malaysia operation for which the Company has a tax holiday and the accrual for an uncertain tax position.

11. CREDIT FACILITY

On January 2, 2013, the Company entered into a three-year term agreement with a bank to provide the Company with a senior secured credit facility of $25.0 million. The agreement provides for the Company to borrow up to 80% of eligible accounts receivable and up to 35% of domestically held raw material and finished goods inventory. Advances against inventory are limited to 40% of the aggregate outstanding on the revolving line of credit and $10.0 million in aggregate. The Company has the option to borrow at an interest rate of LIBOR plus 2.75% or the Wall Street Journal prime rate plus 0.50%. If the Company maintains liquidity of $20.0 million or greater with the lending institution, then the borrowing interest rate options are LIBOR plus 2.25% or the Wall Street Journal prime rate. There is an unused revolving line facility fee of 0.375% per annum. The facility is secured by a first priority interest in substantially all of the Company’s personal property, excluding intellectual property. The Company is required to maintain an adjusted quick ratio of 1.40 to 1.00, maintain operating and other deposit accounts with the bank or bank’s affiliates of 25% of the Company’s total worldwide cash, securities and investments, and the Company can pay dividends or repurchase capital stock only with the bank’s consent during the three year term. For the three months ended March 31, 2014, the Company did not draw on this facility. For the three months ended March 31, 2014 and 2013, the Company recorded $23,000 of interest expense charged on the unused portion of the facility.

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

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Before investing in our common stock, investors should be aware that the occurrence of the risks, uncertainties and events described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and elsewhere in this Quarterly Report could have a material adverse effect on our business, results of operations and financial condition.

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

You should read this Quarterly Report, the documents that we reference in this Quarterly Report and have filed with the SEC as exhibits and our Annual Report on Form 10-K for the year ended December 31, 2013 with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

Unless otherwise indicated, the terms “Rubicon,” the “Company,” “we,” “us,” and “our” refer to Rubicon Technology, Inc.

OVERVIEW

We are a vertically integrated, advanced electronic materials provider specializing in monocrystalline sapphire for applications in light-emitting diodes (“LEDs”), optical systems and specialty electronic devices. The emergence of sapphire in commercial volumes at competitive prices has enabled the development of new technologies such as high brightness (“HB”) white, blue and green LEDs and highly-integrated radio frequency integrated circuits (“RFICs”). Recently, sapphire has been adopted for use in several new applications in mobile devices, specifically camera lens covers, dual flashes and home buttons on certain newer model smartphones. The reason sapphire was adopted for use on the home button on certain smartphones is because of the scratch resistance and increased touch capacitance offered by sapphire, which are important characteristics to ensure the effectiveness of the fingerprint recognition security built into the device. We believe that the use of fingerprint recognition security and other biometrics could become more prevalent in the future, which could become a strong growth driver for sapphire. We apply our proprietary crystal growth technology to produce high-quality sapphire products efficiently to supply our end-markets, and we work closely with our customers to meet their quality and delivery needs. Products are made to varying specifications, such as crystal planar orientations and thicknesses. We are a vertically-integrated manufacturer of high-quality sapphire substrates and optical windows that are used in a variety of high-growth, high-volume end-market applications. Our largest product lines are:

•	sapphire cores, two to six-inches in diameter, which our customers further process into wafers for use in LED applications and into components such as lens covers for mobile devices;

•	four-inch and six-inch sapphire wafers that are used as substrates for the manufacture of LED chips; and

•

optical sapphire components in various shapes and sizes, including round and rectangular windows and blanks, domes, tubes and rods. These optical sapphire products are used in equipment for a wide variety of end markets, including defense and aerospace, medical devices, oil and gas drilling, semiconductor manufacturing and other markets.

For the LED market, we sell two to four-inch material primarily in core form and four, six and eight-inch material primarily in polished wafer form. Eight-inch wafers are sold primarily for customers’ research and development efforts at this time. We have the ability to produce cores and wafers of up to twelve inches in diameter to support production of chips for next-generation LED and other electronic applications. Larger sapphire also has current applications in the optical markets. In other semiconductor markets, we sold primarily six-inch wafers; our major customer in that market, however, modified its technology to produce its higher volume RFIC products on a substrate other than sapphire, a development that significantly reduced the amount of sapphire demand from that market beginning in early 2014. Other non-LED semiconductor customers are using sapphire in research and development at this time.

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

Historically, a significant portion of our revenue has been derived from sales to relatively few customers. For the three months ended March 31, 2014, we had four customers that in aggregate accounted for approximately 57% of our revenue and for the three months ended March 31, 2013, we had two customers that in aggregate accounted for approximately 76% of our revenue. Other than as discussed above, none of our customers accounted for more than 10% of our revenue for such periods. Although we are continuing to diversify and expand our customer base, we expect our revenue to continue to be concentrated among a small number of customers. We expect that our significant customers may change from period to period.

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

We account for income taxes under the asset and liability method whereby the expected future tax consequences of temporary differences between the book value and the tax basis of assets and liabilities are recognized as deferred tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to be recognized. Our updated analysis of ownership changes that limit the utilization of our net operating loss (“NOL”) carryforwards as of March 31, 2014, shows no ownership change. Due to the losses in the fourth quarter of 2013, the we are in a cumulative loss position for the past three years, which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. Based on an evaluation in accordance with the accounting standards, as of December 31, 2013, a valuation allowance has been recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. At March 31, 2014, we continue to be in a three year cumulative loss position therefore a full valuation allowance was provided and no tax benefit will be recorded until we can conclude that it is more likely than not that our deferred tax assets will be realized.

We anticipate our capital expenditures will be between $10.0 million to $15.0 million for the full year 2014. These expenditures will be primarily focused on investments in equipment to produce patterned sapphire substrates and to enhance our polishing platform. Our capital expenditures in the three months ended March 31, 2014 were $1.9 million.

RESULTS OF CONSOLIDATED OPERATIONS THREE MONTHS ENDED March 31, 2014 AND 2013

The following table sets forth our consolidated statements of operations for the periods indicated:

	Three months ended March 31,
	2014	2013
	(in millions)
Revenue	$14.3	$8.3
Cost of goods sold	21.8	11.7

Gross loss	(7.5)	(3.4)

Operating expenses:
General and administrative	2.4	2.2
Sales and marketing	0.4	0.3
Research and development	0.6	0.4

Total operating expenses	3.4	2.9

Loss from operations	(10.9)	(6.3)
Other income (expense)	—	(0.1)

Loss before income taxes	(10.9)	(6.4)
Income tax benefit	—	3.0

Net loss	$(10.9)	$(3.4)

The following table sets forth our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Three months ended March 31,
	2014	2013
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	152	141

Gross loss	(52)	(41)

Operating expenses:
General and administrative	17	26
Sales and marketing	3	4
Research and development	4	5

Total operating expenses	24	35

Loss from operations	(76)	(76)
Other income (expense)	—	(1)

Loss before income taxes	(76)	(77)
Income tax benefit	—	36

Net loss	(76)%	(41)%

Revenue. Revenue was $14.3 million and $8.3 million for the three months ended March 31, 2014 and 2013, respectively, an increase of $6.0 million. We experienced higher revenue from sales of our core products by $10.4 million, of which $7.7 million was attributable to an increase in volume and $2.7 million was attributable to an increase in price. We experienced lower revenue from sales of our polished wafers by $5.0 million, which was the result of $5.4 million in lower sales of polished wafers sold to the SoS market, partially offset by a $449,000 increase in polished wafers sold to the LED market. Of the $5.0 million reduction in revenue, $2.0 million was attributable to lower prices and $3.0 million was attributed to lower volume. We also had increased revenue of $493,000 from optical products due to a slight increase in the sales of sapphire for sensor and instrumentation applications. Demand for our core products was stronger in the first quarter 2014 compared to the first quarter 2013, due to increased demand from the LED general lighting market and the adoption of sapphire in newer applications like the lens cover, dual flash and home button on certain smartphones. Pricing for sapphire cores remained steady from the previous quarter and we anticipate prices to gradually increase throughout 2014 as excess sapphire capacity in the market continues to be absorbed by growing demand from the LED and other markets. We continue to experience limited demand for LED polished wafers, but expect increased adoption of six-inch wafers in the LED market and have begun offering four-inch polished wafers to this market, however pricing remains low. The manufacturer of the majority of SoS chips began producing new products on a substrate other than sapphire starting in 2014 and, therefore, the amount of sapphire wafers sold into that market was reduced significantly. We operate in an extremely volatile market, so the amount of price or volume change is difficult to predict.

Gross loss. Gross loss was $7.5 million and $3.4 million for the three months ended March 31, 2014 and 2013, respectively, an increase in gross loss of $4.1 million. For the three months ended March 31, 2014 and 2013, we were not operating at capacity due to lower demand, and recorded as an expense $2.4 million and $2.3 million, respectively of costs associated with the under-utilization of equipment and staff. The increase in gross loss is also attributable to pricing of our wafer products at below cost. As a result, for the three months ended March 31, 2014 we recorded a lower of cost or market adjustment which reduced inventory and increased cost of goods sold by $1.1 million.

General and administrative expenses. G&A expenses were $2.4 million and $2.2 million for the three months ended March 31, 2014 and 2013, respectively, an increase of $198,000. The increase was primarily due to an increase in legal and financing fees of $121,000, and an increase in employee compensation costs of $102,000 partially offset by a decrease in bad debt of $52,000.

Sales and marketing expenses. Sales and marketing expenses were $467,000 and $349,000 for the three months ended March 31, 2014 and 2013, respectively, an increase of $118,000. The increase in sales and marketing expenses is primarily attributable to an increase in marketing services and samples costs of $73,000 and an increase in travel expenses of $22,000.

Research and development expenses. R&D expenses were $576,000 and $382,000 for the three months ended March 31, 2014 and 2013, respectively, an increase of $194,000. The increase is attributable to increased project expenses of $135,000 and increased employee compensation costs of $42,000.

Other income (expense). Other income was $37,000 and other expense was $122,000 for the three months ended March 31, 2014 and 2013, respectively, an increase in other income of $159,000. The increase was primarily due to an increase in the realized gain on foreign currency translation of $151,000 and an increase in interest income of $8,000.

Income tax benefits. In accordance with ASC740 “Accounting for Income Taxes” (“ASC740”), we evaluate our deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted. ASC740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. Due to the losses in the fourth quarter of 2013, we are in a cumulative loss position for the past three years, which is considered significant negative evidence by the accounting standards that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. While our financial outlook remains positive, the accounting standards attribute greater weight to objective negative evidence than to subjective positive evidence, such as our projections for future growth. Based on this evaluation, as of December 31, 2013, a valuation allowance has been recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. At March 31, 2014 we continue to be in a three year cumulative loss position, therefore until an appropriate level of profitability is attained, we expect to maintain a valuation allowance on net deferred tax assets related to future U.S. tax benefits and will no longer accrue tax benefits or tax expense on our Consolidated Statement of Operations. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. Income tax benefit was $3.0 million for the three months ended March 31, 2013, based on an estimated effective tax rate 47.4%. For the three months ended March 31, 2013 the difference between the Company’s effective tax rate and the U.S. federal 35% statutory rate and state 6.2% (net of federal benefit) statutory rate was primarily related to profits recorded in the Malaysia operation for which the Company has a tax holiday and the accrual for an uncertain tax position.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations using a combination of issuances of common stock and cash generated from our operations.

As of March 31, 2014, we had cash and short term investments totaling $63.2 million, including cash of $3.7 million held in deposits at major banks, $24.0 million invested in money market funds and $35.5 million invested in commercial paper, corporate notes and bonds, FDIC guaranteed certificates of deposits and common stock.

Cash flows from operating activities

The following table represents the major components of our cash flows from operating activities for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
	(in millions)
Net loss	$(10.9)	$(3.4)
Non-cash items:
Depreciation and amortization	3.5	3.1
Stock based compensation and other, net	0.4	0.4
Deferred taxes	—	(3.0)

Total non-cash items:	3.9	0.5

Working capital:
Accounts receivable	(4.6)	3.1
Inventories	5.8	(2.2)
Prepaid expenses and other assets	(0.5)	2.5
Accounts payable	1.2	(6.6)
Other accruals	0.6	(0.9)

Total working capital items:	2.5	(4.1)

Net cash used in operating activities	$(4.5)	$(7.0)

Cash used in operating activities was $4.5 million for the three months ended March 31, 2014. During such period, we generated a net loss of $10.9 million, including non-cash items of $3.9 million, and net working capital change of $2.5 million. The net working capital change was comprised of an increase in accounts receivable of $4.6 million on granting of credit terms to customers that previously were on a prepaid basis, a decrease in inventory of $5.8 million primarily due to a decrease in raw materials, sapphire boule and core inventory, an increase in accounts payable of $1.2 million due to timing of payments, an increase in other accruals of $584,000 primarily due to an increase in advanced payments from customers, and an increase in prepaid expenses and other assets of $494,000 due to an increase in the purchase of furnace replacement components.

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

Cash flows from investing activities

The following table represents the major components of our cash flows from investing activities for the nine months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
	(in millions)
Purchases of property and equipment:
Machinery & equipment for crystal growth	$(0.3)	$(0.2)
Polishing platform and PSS machinery and equipment	(1.6)	—

Total purchases of property and equipment, net of proceeds from disposal of assets:	(1.9)	(0.2)

Purchases of investments	(26.7)	—
Proceeds from sales of investments	4.5	9.0

Net cash (used in) provided by investing activities	$(24.1)	$8.8

Net cash used in investing activities was $24.1 million for the three months ended March 31, 2014. During the three months ended March 31, 2013, we used approximately $1.9 million for the purchase of equipment. We used proceeds from our common stock offerings of approximately $26.7 million to purchase investment securities. This was partially offset by the sales of investments of $4.5 million which were used to fund operations and capital spending.

Net cash provided by investing activities was $8.8 million for the three months ended March 31, 2013. During the three months ended March 31, 2013, we used approximately $192,000 for the purchase of equipment. This was offset by net proceeds from the sale of investments of $9.0 million.

We anticipate spending on capital expenditures in 2014 to be between $10.0 million to $15.0 million and will primarily be focused on investments in equipment to produce pattered sapphire substrates and to enhance our polishing platform.

Cash flows from financing activities

Net cash provided by financing activities was $35.2 million and $2,000 for the three months ended March 31, 2014 and 2013, respectively. Net cash provided by financing activities for the three months ended March 31, 2014 represents $35.0 million in proceeds from the issuance of common stock, net of issuance costs, and $256,000 in net proceeds from the exercise of stock options. Net cash provided by financing activities for the three months ended March 31, 2013 was primarily from net proceeds from the exercise of stock options.

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

Product Sales

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

Government Contracts

We recognize research and development revenue in the period during which the related costs are incurred over the contractually defined period. In July 2012, we signed a contract with the Air Force Research Laboratory to produce large-area sapphire windows on a cost plus fixed fee basis. We record revenue on a gross basis as costs are incurred plus a portion of the fixed fee. For the three months ended March 31, 2014 and 2013, $125,000 and $98,000, respectively, of revenue was recognized. The contract will continue for duration of three years and the total value of the contract is $4.7 million.

We do not provide maintenance or other services and it does not have sales that involve multiple elements or deliverables.

Inventory valuation

We value our inventory at the lower of cost or market. Market is determined based on net realizable value. Cost for raw materials, work in process and finished goods is based on actual costs on a first-in, first-out basis. We establish inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based on customer required specifications. We evaluate the ability to realize the value of our inventory based on a combination of factors, including forecasted sales, estimated current and future market value and changes in customers’ product specifications. For the three months ended March 31, 2014, we determined that we had inventory that was in excess of anticipated demand or obsolete and recorded an adjustment which reduced inventory and increased cost of goods by $363,000. For the three months ended March 31, 2014, we accepted sales orders for four-inch and six-inch polished wafers at prices lower than our cost in order to increase utilization of our machinery and equipment. Based on these sales prices, we recorded for the three months ended March 31, 2014 an adjustment which decreased inventory and increased costs of goods sold by $1.1 million. We expect pricing on these products to slowly increase throughout 2014. Our method of estimating excess and obsolete inventory has remained consistent for all periods presented. However, if our recognition of excess or obsolete inventory is, or if our estimates of our inventory’s potential utility become, less favorable than currently expected, additional inventory reserves may be required. We determine our normal operating capacity and record as an expense costs attributable to lower utilization of equipment and staff. For the three months ended March 31, 2014 and 2013, we determined that we were not operating at capacity and recorded costs associated with lower utilization of equipment and staff of $2.4 million and $2.3 million, respectively. Although we expect demand to improve throughout the remainder of 2014, it is likely that we will incur additional costs due to lower utilization of equipment and staff.

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

We review our available-for-sale securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When we conclude that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Consolidated Statement of Operations. As of March 31, 2014, no impairment was recorded.

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

The expected term represents the weighted-average period that our stock options are expected to be outstanding and is based upon the vesting term of our options, a review of a peer group of companies, and expected exercise behavior. We estimate the volatility of our common stock based on a three year historical stock price. We base the risk-free interest rate that we use in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and, therefore, use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The current forfeiture rate of 25.56% was based on our past history of forfeitures.

We allocate stock based compensation costs using a straight-line method which amortizes the fair value of each option on a straight-line basis over the service period. Based on the variables affecting the valuation of our common stock and the method used for allocating compensation costs, we recognized $448,000 in stock compensation expense during the three months ended March 31, 2014.

All option grants made during the three months ended March 31, 2014 and 2013 were granted at an exercise price per share equal to the closing market price of our common stock on the date of grant. Therefore, there is no intrinsic value because the exercise price per share of each option was equal to the fair value of the common stock on the date of grant.

Based on the fair market value of the common stock at March 31, 2014, there is no aggregate intrinsic value of all stock options exercisable or outstanding.

Income tax valuation allowance

Evaluating the need for and amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all the positive and negative evidence available to determine whether all or some portion of the deferred tax assets will not be realized. A valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50 percent) that they will not be realized. In general, “realization” refers to the incremental benefit achieved through the reduction in future taxes payable or an increase in future taxes refundable from the deferred tax assets, assuming that the underlying deductible differences and carryforwards are the last items to enter into the determination of future taxable income. In determining our valuation allowance, we consider the source of taxable income including taxable income in prior carryback years, future reversals of existing temporary differences, the required use of tax planning strategies, and future taxable income exclusive of reversing temporary differences and carryforwards. Due to the losses in the fourth quarter of 2013, we are in a cumulative loss position for the past three years, which is considered significant negative evidence by the accounting standards that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. While we believe our financial outlook remains positive, under the accounting standards objective verifiable evidence is given greater weight than subjective evidence, such as our projections for future growth. Based on an evaluation in accordance with the accounting standards, as of December 31, 2013, a valuation allowance has been recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. At March 31, 2014 we continue to be in a three year cumulative loss position, therefore until an appropriate level of profitability is attained, we expect to maintain a full valuation allowance on our U.S. net deferred tax assets.

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

For the three months ended March 31, 2014, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

Management’s evaluation of disclosure controls and procedures

Based on evaluations at March 31, 2014, our chief executive officer and chief financial officer (together, our “certifying officers”), with the participation of the management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting

Our certifying officers have concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

From time to time we may be named in claims arising in the ordinary course of business. Currently, there are no legal proceedings or claims pending against us or involving us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business or financial condition.

ITEM 1A.	RISK FACTORS

Our business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond our control. We have identified a number of these risk factors in our Annual Report on Form 10-K for the year ended December 31, 2013, which factors should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2014.

Rubicon Technology, Inc.

Date: May 8, 2014	By:	/s/ Raja M. Parvez
Raja M. Parvez
President and Chief Executive Officer

Date: May 8, 2014	By:	/s/ William F. Weissman
William F. Weissman
Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to the registrant and will be retained by the registrant and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT INDEX

The Exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Incorporation by Reference
3.1	Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to Amendment No. 2, to the registrant’s Registration Statement on Form S-1 (File No. 333-145880) filed on November 1, 2007

3.2	Amendment No. 1 to Eight Amended and Restated Certificate of Incorporation	Filed as Appendix A to the registrant’s Definitive Proxy statement on Schedule 14A, filed on April 29, 2011

3.3	Amended and Restated Bylaws of Rubicon Technology, Inc.	Filed as Exhibit 3.3 to Amendment No. 2, to the registrant’s Registration Statement on Form S-1 (File No. 333-145880) filed on November 1, 2007

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

**	Submitted electronically with this Report on Form 10-Q