Form 10-Q
period 2014-09-30
Rubicon Technology, Inc.
filed 2014-11-07
CIK 1410172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2014

or

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

As of November 4, 2014 the Registrant had 26,151,731 shares of common stock, par value $0.001 per share, outstanding.

RUBICON TECHNOLOGY, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended September 30, 2014

PART I FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

Rubicon Technology, Inc.

Consolidated balance sheets

	September 30, 2014	December 31, 2013
	(unaudited)
	(in thousands, other than share data)
Assets
Cash and cash equivalents	$25,144	$21,071
Restricted cash	195	165
Short-term investments	27,828	13,567
Accounts receivable	5,367	3,571
Accounts receivable, related parties	455	—
Inventories	23,060	34,312
Other inventory supplies	9,150	12,533
Prepaid expenses and other current assets	586	1,186

Total current assets	91,785	86,405
Property and equipment, net	110,347	115,220
Other assets	1,973	1,070

Total assets	$204,105	$202,695

Liabilities and stockholders’ equity
Accounts payable	$4,058	$4,465
Accrued payroll	626	369
Accrued and other current liabilities	875	867
Corporate income and franchise taxes	198	192
Accrued real estate taxes	266	336
Advance payments	5	408

Total current liabilities	6,028	6,637
Deferred tax liability	267	267

Total liabilities	6,295	6,904

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 undesignated shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized and 27,926,575 and 24,433,523 shares issued; 26,151,731 and 22,658,679 shares outstanding	28	25
Additional paid-in capital	372,004	335,935
Treasury stock, at cost, 1,774,844 shares	(12,148)	(12,148)
Accumulated other comprehensive income (loss)	120	(418)
Accumulated deficit	(162,194)	(127,603)

Total stockholders’ equity	197,810	195,791

Total liabilities and stockholders’ equity	$204,105	$202,695

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of operations

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(unaudited) (in thousands, other than share data)
Revenue	$8,036	$11,115	$36,773	$29,977
Cost of goods sold	17,496	17,433	61,001	46,087

Gross loss	(9,460)	(6,318)	(24,228)	(16,110)
Operating expenses:
General and administrative	2,949	2,137	7,534	6,542
Sales and marketing	337	370	1,136	1,133
Research and development	446	641	1,413	1,518
Loss on disposal of assets	680	129	665	556

Loss from operations	(13,872)	(9,595)	(34,976)	(25,859)

Other income:
Interest income	22	13	66	39
Interest expense	(24)	(24)	(71)	(71)
Realized (loss) gain on foreign currency translation	(137)	(208)	98	(514)

Total other (expense) income	(139)	(219)	93	(546)

Loss before income taxes	(14,011)	(9,814)	(34,883)	(26,405)
Income tax benefit	298	3,974	292	11,295

Net loss	$(13,713)	$(5,840)	$(34,591)	$(15,110)

Net loss per common share
Basic	$(0.53)	$(0.26)	$(1.35)	$(0.67)

Diluted	$(0.53)	$(0.26)	$(1.35)	$(0.67)

Weighted average common shares outstanding used in computing net loss per common share	26,110,651	22,578,608	25,711,532	22,563,196

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of comprehensive loss

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(unaudited) (in thousands)
Net loss	$(13,713)	$(5,840)	$(34,591)	$(15,110)
Other comprehensive income (loss)
Unrealized gain (loss) on investments, net of taxes	602	(208)	540	(692)
Unrealized loss on currency translation	(2)	—	(2)	(1)

Other comprehensive income (loss)	600	(208)	538	(693)

Comprehensive loss	$(13,113)	$(6,048)	$(34,053)	$(15,803)

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of cash flows

	Nine months ended September 30,
	2014	2013
	(unaudited) (in thousands)
Cash flows from operating activities
Net loss	$(34,591)	$(15,110)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	10,321	9,355
Net loss on disposal of assets	665	556
Stock-based compensation	1,081	1,230
Deferred taxes	(363)	(11,302)
Changes in operating assets and liabilities:
Accounts receivable	(2,251)	8,226
Inventories	11,330	7,806
Other inventory supplies	3,404	3,106
Prepaid expenses and other assets	(483)	2,018
Accounts payable	(401)	(4,064)
Accrued payroll	256	(599)
Corporate income and franchise taxes	4	(46)
Advanced payments	(402)	(492)
Accrued and other current liabilities	(60)	(577)

Net cash (used in) provided by operating activities	(11,490)	107

Cash flows from investing activities
Purchases of property and equipment	(6,127)	(7,312)
Proceeds from disposal of assets	15	135
Purchases of investments	(28,359)	(2,030)
Proceeds from sale of investments	15,000	10,337

Net cash (used in) provided by investing activities	(19,471)	1,130

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	34,957	—
Proceeds from exercise of options	212	140
Restricted cash	(30)	6

Net cash provided by financing activities	35,139	146

Net effect of currency translation	(105)	622
Net increase in cash and cash equivalents	4,073	2,005
Cash and cash equivalents, beginning of period	21,071	19,573

Cash and cash equivalents, end of period	$25,144	$21,578

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

1. BASIS OF PRESENTATION

Interim financial data

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements and should be read in conjunction with Rubicon Technology, Inc.’s (the “Company”) annual report filed on Form 10-K for the fiscal year ended December 31, 2013. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Consolidated operating results for the three and nine month periods ended September 30, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014.

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

The Company reviews its available-for-sale securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. The Company considers various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, its ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When the Company concludes that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Consolidated Statement of Operations. As of September 30, 2014, no impairment was recorded.

Accounts receivable

The majority of the Company’s accounts receivable is due from manufacturers serving the Light Emitting Diode (“LED”) and Silicon-on-Sapphire (“SoS”) industries. Credit is extended based on an evaluation of the customer’s financial condition. Accounts receivable are due based on contract terms and at stated amounts due from customers, net of an allowance for doubtful accounts.

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

	September 30, 2014	December 31, 2013
	(in thousands)
Beginning balance	$50	$286
Charges to costs and expenses	27	24
Accounts charged off, less recoveries	(15)	(260)

Ending balance	$62	$50

Inventories

Inventories are valued at the lower of cost or market. Raw materials cost is determined using the first-in, first-out method, and work-in-process and finished goods costs are determined on a weighted-average cost basis which includes materials, labor and overhead. The Company reduces the carrying value of its inventories for differences between the cost and the estimated net realizable value, taking into account usage, expected demand, technological obsolescence and other information. During the first three quarters of 2014, the Company accepted sales orders for four-inch and six-inch polished wafer products and two-inch diameter core products at prices lower than cost. Based on these sales prices, the Company recorded for the three and nine months ended September 30, 2014, a lower of cost or market adjustment which reduced inventory and increased cost of goods sold by $276,000 and $1.8 million, respectively. For the twelve months ended December 31, 2013, the Company recorded a lower of cost or market adjustment which reduced inventory and increased cost of goods sold by $421,000.

Inventories are composed of the following:

	September 30, 2014	December 31, 2013
	(in thousands)
Raw materials	$15,377	$18,651
Work in progress	5,695	10,337
Finished goods	1,988	5,324

	$23,060	$34,312

The Company establishes inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based on customer specifications. The Company evaluates its ability to realize the value of its inventory based on a combination of factors, including forecasted sales, estimated current and future market value and changes in customers’ product specifications. For the three and nine months ended September 30, 2014, the Company determined it had inventory that was excess or obsolete and recorded adjustments which reduced inventory and increased costs of goods sold by $1.8 million and $2.2 million, respectively. For the twelve months ended December 31, 2013, the Company recorded an adjustment which reduced inventory and increased costs of goods sold by $604,000. The Company’s method of estimating excess and obsolete inventory has remained consistent for all periods presented.

Property and equipment

Property and equipment consisted of the following:

	September 30, 2014	December 31, 2013
	(in thousands)
Land and land improvements	$4,133	$4,133
Buildings	32,482	32,269
Machinery, equipment and tooling	125,051	121,313
Leasehold improvements	7,640	7,696
Furniture and fixtures	961	949

	September 30, 2014	December 31, 2013
	(in thousands)
Information systems	1,095	1,077
Construction in progress	5,275	5,221

Total cost	176,637	172,658
Accumulated depreciation and amortization	(66,290)	(57,438)

Property and equipment, net	$110,347	$115,220

In response to the Company’s current period operating losses combined with the history of continuing operating losses, the Company evaluated the recoverability of certain property and equipment. Based upon an assessment using the Company’s most recent projections, no impairment to these assets was indicated as of September 30, 2014, as the recoverable amount of undiscounted cash flows exceeded the carrying amount of these assets.

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

Government Contracts

The Company recognizes research and development revenue in the period during which the related costs are incurred over the contractually defined period. In July 2012, the Company signed a contract with the Air Force Research Laboratory to produce large-area sapphire windows on a cost plus fixed fee basis. The Company records research and development revenue on a gross basis as costs are incurred plus a portion of the fixed fee. For the three and nine months ended September 30, 2014, $156,000 and $553,000 of revenue was recorded, respectively. For the three and nine months ended September 30, 2013, $882,000 and $1.1 million of revenue was recorded, respectively. The contract will continue for three years and the total value of the contract is $4.7 million of which $3.3 million has been recorded through September 30, 2014.

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

Diluted net loss per share is the same as basic net loss per share for the three and nine months ended September 30, 2014 and 2013 because the effects of potentially dilutive securities are anti-dilutive.

At September 30, 2014 and 2013, the Company had the following anti-dilutive securities outstanding which were excluded from the calculation of diluted net loss per share:

	September 30, 2014	September 30, 2013
Warrants	117,522	170,518
Stock options	142,104	316,730

	259,626	487,248

Accumulated comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive income (loss) includes net earnings (loss) and other non-owner changes in equity that bypass the statement of operations and are reported in a separate component of equity. For the nine months ended September 30, 2014 and for the twelve months ended December 31, 2013, other comprehensive income (loss) includes the unrealized gain (loss) on investments and foreign currency translation adjustments.

The following table summarizes the components of comprehensive income (loss):

	September 30, 2014	December 31, 2013
	(in thousands)
Unrealized gain (loss) on investments, net of taxes	$133	$(406)
Unrealized loss on currency translation	(13)	(12)

Ending Balance	$120	$(418)

Recent accounting pronouncement

In July 2013, the FASB issued Accounting Standards Update No. 2013-11 (“ASU 2013-11”), Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 did not have a material impact on the Company’s consolidated financial statements.

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

In June 2014, the FASB issued Accounting Standards Update No. 2014-12 (“ASU 2014-12”), Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period related to stock compensation. The new standard requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings. Early adoption is permitted. The Company is evaluating the impact, if any, of adopting ASU 2014-12 on its financial statements.

3. SEGMENT INFORMATION

The Company evaluates operations as one reportable segment, as it only reports profit and loss information on an aggregate basis to its chief operating decision maker.

Revenue is attributed by geographic region based on ship-to location of the Company’s customers. The following table summarizes revenue by geographic region:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
China	$2,851	$3,775	$16,721	$9,569
Taiwan	1,747	3,347	7,780	4,541
United States	1,258	1,628	4,218	3,379
Korea	794	—	4,843	579
Australia	471	1,840	616	10,368
Israel	296	85	982	339
Germany	199	183	470	198
Japan	191	72	616	222
Other	229	185	527	782

Total Revenue	$8,036	$11,115	$36,773	$29,977

The following table summarizes revenue by product type:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Core	$4,183	$7,111	$25,111	$14,077
Wafer	2,085	2,083	6,093	11,472
Optical	1,612	1,039	5,016	3,337
Research & Development	156	882	553	1,091

Total Revenue	$8,036	$11,115	$36,773	$29,977

The following table summarizes assets by geographic region:

	September 30, 2014	December 31, 2013
	(in thousands)
United States	$162,727	$157,572
Malaysia	41,348	45,086
Other	30	37

Total Assets	$204,105	$202,695

4. INVESTMENTS

The Company invests available cash primarily in investment grade commercial paper, FDIC guaranteed certificates of deposits, common stock, corporate notes and government securities. The Company’s short-term investments balance of $27.8 million as of September 30, 2014, is comprised of corporate notes and bonds of $21.5 million, FDIC guaranteed certificates of deposit of $4.0 million and common stock of $2.3 million. The Company’s investments are classified as available-for-sale securities and are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive income (loss).

The following table presents the amortized cost and gross unrealized gains and losses on all securities at September 30, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term Investments:
FDIC Guaranteed certificates of deposit	$4,040	$—	$4	$4,036
Common stock	2,000	267	—	2,267
Corporate notes/bonds	21,535	—	10	21,525

Total short-term investments	$27,575	$267	$14	$27,828

The following table presents the amortized cost and gross unrealized gains and losses on all securities at December 31, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term Investments:
FDIC Guaranteed certificates of deposit	$6,160	$—	$6	$6,154
Common stock	2,000	—	642	1,358
Corporate notes/bonds	3,058	—	1	3,057
Commercial Paper	2,998	—	—	2,998

Total short-term investments	$14,216	$—	$649	$13,567

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2014:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash Equivalents:
Money market funds	$22,389	$—	$—	$22,389
Investments:
Available-for-sales securities – current
FDIC Guaranteed certificates of deposit	—	4,036	—	4,036
Common stock	2,267	—	—	2,267
Corporate notes/bonds	—	21,525	—	21,525

Total	$24,656	$25,561	$—	$50,217

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash Equivalents:
Money market funds	$15,541	$—	$—	$15,541
Investments:
Available-for-sales securities – current:
FDIC Guaranteed certificates of deposit	—	6,154	—	6,154
Common stock	1,358	—	—	1,358
Corporate notes/bonds	—	3,057	—	3,057
Commercial paper	—	2,998	—	2,998

Total	$16,899	$12,209	$—	$29,108

In addition to the debt securities noted above, the Company had approximately $2.8 million and $5.5 million of time deposits included in cash and cash equivalents as of September 30, 2014 and December 31, 2013, respectively.

5. RELATED PARTY TRANSACTIONS

In November 2008, the Company purchased 1,345,444 shares of Peregrine Series D-1 Preferred shares for a total of $2.0 million, which represented less than 1% of Peregrine’s shares outstanding. The terms and stock price of the purchase were the same as for the other investors who participated. Peregrine is a customer of the Company. On August 8, 2012, Peregrine completed its initial public offering, which resulted in a conversion of the preferred shares to common stock at a ratio of 7.34:1, or 183,302 shares of common stock. For the three and nine ended September 30, 2014 the Company recorded an unrealized gain on investments of $1.0 million and $909,000, respectively. For the three and nine months ended September 30, 2014, revenue from Peregrine was $455,000 and $600,000 respectively. As of September 30, 2014, accounts receivable from Peregrine were $455,000 and there was no accounts receivable from Peregrine at December 31, 2013. The pricing terms and conditions of the sales to Peregrine are similar to those available to the Company’s other non-related customers. As of October 7, 2014, the Company sold all of its shares of Peregrine common stock.

6. SIGNIFICANT CUSTOMERS

For the three months ended September 30, 2014, the Company had three customers individually that accounted for approximately 22%, 18% and 13% of revenue, respectively, and for the three months ended September 30, 2013, the Company had three customers individually that accounted for approximately 23%, 17% and 10% of revenue, respectively. For the nine months ended September 30, 2014, the Company had two customers individually that accounted for approximately 23% and 12% of revenue, respectively, and for the nine months ended September 30, 2013, the Company had two customers individually that accounted for approximately 35% and 13% of revenue, respectively.

Customers individually representing more than 10% of trade receivables accounted for approximately 53% and 47% of accounts receivable as of September 30, 2014 and December 31, 2013, respectively. The Company grants credit to customers based on an evaluation of their financial condition. Losses from credit sales are provided for in the financial statements.

7. STOCKHOLDERS’ EQUITY

Common Stock

As of September 30, 2014, the Company had reserved 2,066,919 shares of common stock for issuance upon the exercise of outstanding common stock options and vesting of restricted stock units. Also, 2,069,597 shares of the Company’s common stock were reserved for future grants of stock options (or other similar equity instruments) under the Company’s 2007 Stock Incentive Plan (the “2007 Plan”) as of September 30, 2014. In addition, 267,826 shares of the Company’s common stock were reserved for future exercise of outstanding warrants as of September 30, 2014.

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

On March 20, 2014, certain stockholders of the Company completed a public offering of 2,875,000 shares of common stock and the Company sold 375,000 shares pursuant to the full exercise of the underwriter’s over-allotment option each at a price of $13.00 per share. The Company raised a total of $4.9 million in gross proceeds from the offering, or approximately $4.4 million in net proceeds after deducting the underwriting discount and expenses of $319,000 and estimated costs of $148,000.

Warrants

For the nine months ended September 30, 2014, no common stock warrants were exercised. At September 30, 2014 and December 31, 2013, there were 267,826 common stock warrants outstanding.

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

The Company uses the Black-Scholes option pricing model to value stock options issued after January 1, 2006. The Company uses a three year historical stock price average to determine its volatility assumptions. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The expected term is based upon the vesting term of the Company’s options, a review of a peer group of companies, and expected exercise behavior. The forfeiture rate is based on past history of forfeited options. The expense is being allocated using the straight-line method. For the three and nine months ended September 30, 2014, the Company recorded $147,000 and $643,000, respectively, of stock compensation expense. For the three and nine months ended September 30, 2013, the Company recorded $348,000 and $1.0 million, respectively, of stock compensation expense. As of September 30, 2014, the Company has $1.6 million of total unrecognized compensation cost related to non-vested awards granted under the Company’s stock-based plans that it expects to recognize over a weighted-average period of 2.38 years. The Company accounts for options issued prior to January 1, 2006 under the intrinsic value method.

The following table summarizes the activity of the stock incentive and equity plans as of September 30, 2014 and changes during the nine months then ended:

	Shares available for grant	Number of options outstanding	Weighted- average option exercise price	Number of restricted stock and board shares issued	Number of restricted stock units outstanding
At January 1, 2014	2,240,103	1,926,070	$12.46	133,639	45,941
Granted	(367,225)	339,300	5.49	27,925	—
Exercised	—	(47,654)	5.37	—	—
Cancelled/forfeited	196,719	(193,831)	17.29	(20,911)	(2,907)

At September 30, 2014	2,069,597	2,023,885	$11.01	140,653	43,034

The Company’s aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock. Based on the fair market value of the common stock at September 30, 2014 and 2013, there was no intrinsic value for options outstanding. The weighted average fair value per share of options granted for the nine months ended September 30, 2014 was $5.49 and the fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model using an expected term of 5.3 years, risk-free interest rates of 1.66%-1.83%, expected volatility of 77% and no dividend yield. The Company used an expected forfeiture rate of 25.56%.

A summary of the Company’s non-vested options during the nine month period ended September 30, 2014 is presented below:

	Options	Weighted- average exercise price
Non-vested at January 1, 2014	326,259	$14.26
Granted	339,300	5.49
Vested	(91,940)	19.48
Forfeited	(85,703)	13.05

Non-vested at September 30, 2014	487,916	$7.39

For the three and nine months ended September 30, 2014 the Company recorded $23,000 and $71,000, respectively, of restricted stock unit (“RSU”) expense. As of September 30, 2014, there was $285,000 of unrecognized compensation cost related to the non-vested RSUs. This cost is expected to be recognized over a weighted-average period of 3.08 years. At September 30, 2014 the intrinsic value of these RSUs was $183,000.

An analysis of RSUs issued is as follows:

Non-vested restricted stock units as of December 31, 2013	45,941
Forfeited	(2,907)

Non-vested restricted stock units as of September 30, 2014	43,034

For the three and nine months ended September 30, 2014, the Company recorded $100,000 and $367,000, respectively, of stock compensation expense related to restricted stock. For the three and nine months ended September 30, 2013, the Company recorded $134,000 and $215,000, respectively, of stock compensation expense related to restricted stock.

An analysis of restricted stock issued is as follows:

Non-vested restricted stock as of December 31, 2013	53,714
Granted	27,925
Vested	(36,311)
Forfeited	(20,911)

Non-vested restricted stock as of September 30, 2014	24,417

9. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company has entered into agreements for electricity and to purchase equipment and components to construct furnaces. These agreements will result in the Company purchasing electricity, equipment or components for a total cost of approximately $5.8 million with deliveries occurring through December 2016.

Litigation

From time to time, the Company experiences routine litigation in the normal course of its business. The management of the Company does not believe any pending litigation will have a material adverse effect on the financial condition or results of operations of the Company.

10. INCOME TAXES

The Company is subject to income taxes in the U.S. and Malaysia. On a quarterly basis, the Company assesses the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment, and multiple factors, both positive and negative, are considered. The Company is in a cumulative loss position for the past three years, which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. While the Company believes its financial outlook remains positive, under the accounting standards, objective verifiable evidence is given greater weight than subjective evidence such as the Company’s projections for future growth. Based on an evaluation in accordance with the accounting standards, as of December 31, 2013, a valuation allowance was recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. At September 30, 2014, the Company continues to be in a three year cumulative loss position. Until an appropriate level of profitability is attained, the Company expects to maintain a full valuation allowance on its U.S. net deferred tax assets. Any U.S. tax benefits or tax expense recorded on the Company’s Consolidated Statement of Operations will be offset with a corresponding valuation allowance until such time that the Company changes its determination related to the realization of deferred tax assets. In the event that the Company changes its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. The Company allocates quarterly income tax expense and benefit between continuing operations and other components of comprehensive income in accordance with the reporting requirements of U.S. GAAP. These rules may produce income tax expense in one period and a benefit in another period even though no expense or benefit will be recorded for the year. Although the Company is in a full tax valuation allowance position, for the three and nine months ended September 30, 2014 the Company recorded, as a result of the allocation of income tax between continuing and other comprehensive income, a tax benefit of $298,000 in continuing operations.

The tax provision for the three and nine months ended September 30, 2013 is based on an estimated combined statutory effective tax rate. For the three and nine months ended September 30, 2013, the Company recorded a tax benefit of $4.0 million and $11.3 million, respectively, for an effective tax rate of 40.5% and 42.8%, respectively. For the three and nine months ended September 30, 2013, the difference between the Company’s effective tax rate and the 35% U.S. federal statutory rate and 6.2% state (net of federal benefit) statutory rate was primarily related to profits recorded in the Company’s Malaysia operations for which the Company has a tax holiday, state tax benefit, and the accrual for an uncertain tax position.

The Company has received notification from the Inland Revenue Board of Malaysia that the Company’s subsidiary Rubicon Sapphire Technology (Malaysia) SDN BHD is subjected to a field audit for the taxable years ended December 31, 2010, 2011 and 2012. The Company’s state of Illinois tax returns for the taxable years ended December 31, 2011 and 2012 are currently under audit by the Illinois Department of Revenue.

11. CREDIT FACILITY

On January 2, 2013, the Company entered into a three-year term agreement with a bank to provide the Company with a senior secured credit facility of $25.0 million. The agreement provides for the Company to borrow up to 80% of eligible accounts receivable and up to 35% of domestically held raw material and finished goods inventory. Advances against inventory are limited to 40% of the aggregate outstanding on the revolving line of credit and $10.0 million in aggregate. The Company has the option to borrow at an interest rate of LIBOR plus 2.75% or the Wall Street Journal prime rate plus 0.50%. If the Company maintains liquidity of $20.0 million or greater with the lending institution, then the borrowing interest rate options are LIBOR plus 2.25% or the Wall Street Journal prime rate. There is an unused revolving line facility fee of 0.375% per annum. The facility is secured by a first priority interest in substantially all of the Company’s personal property, excluding intellectual property. The Company is required to maintain an adjusted quick ratio of 1.40 to 1.00, maintain operating and other deposit accounts with the bank or bank’s affiliates of 25% of the Company’s total worldwide cash, securities and investments, and the Company can pay dividends or repurchase capital stock only with the bank’s consent during the three year term. For the nine months ended September 30, 2014, the Company did not draw on this facility. For the three and nine months ended September 30, 2014 and 2013, the Company recorded $24,000 and $71,000, respectively of interest expense charged on the unused portion of the facility.

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

The most significant developments in the sapphire industry in the three months ended September 30, 2014, were in the mobile device segment. The adoption of sapphire in mobile devices continued to expand with the introduction of new products and the announcement of others soon to come. The home button in the latest version of the iPad has sapphire like the iPhones; and the Apple watch coming out in early 2015 has sapphire content, as do at least two other smart watches already in the market. In addition, Kyocera has introduced a new smartphone with a sapphire faceplate and a Chinese smartphone manufacturer has announced plans to do the same. However, industry expectation was that at least one version of the iPhone 6 introduced in the third quarter of 2014 would have a sapphire faceplate. That did not happen and the subsequent bankruptcy filing by GT Advanced Technologies Inc. (“GTAT”) has raised considerable speculation on how the mobile device segment of the sapphire market will evolve. It is difficult to determine the future impact of the GTAT bankruptcy on sapphire supply and demand. While we do not know whether Apple has changed their overall strategy around sapphire, Apple and other mobile device manufacturers continue to expand the use of sapphire in more of their products. We expect this trend to continue, and this segment of the market has the potential to become the largest consumer of sapphire in a relatively short period of time. We have participated in the mobile device market and will continue to participate in that market.

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

For the LED market, we sell two to six-inch material in core form and four, six and eight-inch material in polished wafer form. Eight-inch wafers are sold primarily for customers’ research and development efforts at this time. We have the ability to produce cores and wafers of up to twelve inches in diameter to support production of chips for next-generation LED and other electronic applications. Larger sapphire also has current applications in the optical markets. In other semiconductor markets, we sell primarily six-inch wafers; our major customer in that market, however, modified its technology to produce its higher volume RFIC products on a substrate other than sapphire, a development that significantly reduced the amount of sapphire demand from that market beginning in early 2014. Other non-LED semiconductor customers are using sapphire in research and development at this time.

We recently introduced a new product offering, patterned sapphire substrates or “PSS”. HB LED chip manufacturers etch a pattern onto the surface of the sapphire wafer in the early stages of their production process in order to improve light output. We have leveraged our capability in producing larger diameter sapphire wafers to offer larger diameter (four-inch and six-inch) PSS, wafers to the LED market.

We recognize research and development revenue in the period during which the related costs and fees are incurred.

Historically, a significant portion of our revenue has been derived from sales to relatively few customers. For the three months ended September 30, 2014, we had three customers that in aggregate accounted for approximately 53% of our revenue and for the three months ended September 30, 2013, we had three customers that in aggregate accounted for approximately 50% of our revenue. For the nine months ended September 30, 2014, we had two customers that in aggregate accounted for approximately 35% of our revenue and for the nine months ended September 30, 2013, we had two customers that in aggregate accounted for approximately 48% of our revenue. Other than as discussed above, none of our customers accounted for more than 10% of our revenue for such periods. Although we are continuing to diversify and expand our customer base, we expect our revenue to continue to be concentrated among a small number of customers. We expect that our significant customers may change from period to period.

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

We manufacture and ship our products from our facilities in the Chicago metropolitan area and from our facility in Penang, Malaysia. We have an aggregate of approximately 237,000 square feet of manufacturing and office space in Batavia, Franklin Park and Bensenville, Illinois and a 65,000 square foot facility in Penang, Malaysia, where we process sapphire grown by us in our Illinois facilities into finished cores and wafers. Our Malaysia facility currently finishes the majority of our core processing and can produce production volumes of polished wafers. We have acquired additional land in Batavia, Illinois to expand our crystal growth capacity. We have not yet determined when we will begin construction on this facility.

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

We account for income taxes under the asset and liability method whereby the expected future tax consequences of temporary differences between the book value and the tax basis of assets and liabilities are recognized as deferred tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to be recognized. We are in a cumulative loss position for the past three years, which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. Based on an evaluation in accordance with the accounting standards, as of December 31, 2013, a valuation allowance was recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. At September 30, 2014, we continue to be in a three year cumulative loss position, therefore a full valuation allowance was provided and no tax benefit will be recorded until we can conclude that it is more likely than not that our deferred tax assets will be realized. Our updated analysis of ownership changes that limit the utilization of our net operating loss (“NOL”) carryforwards as of March 31, 2014, shows no ownership change.

We allocate quarterly income tax expense and benefit between continuing operations and other components of comprehensive income in accordance with the reporting requirements of U.S. GAAP. These rules may produce income tax expense in one period and a benefit in another period even though no expense or benefit will be recorded for the year.

We anticipate our capital expenditures will be between $7.0 million and $9.0 million for the full year 2014. These expenditures will be primarily focused on investments in equipment to produce patterned sapphire substrates and to enhance our polishing platform. Our capital expenditures for the nine months ended September 30, 2014 were $6.1 million.

RESULTS OF CONSOLIDATED OPERATIONS THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

The following table sets forth our consolidated statements of operations for the periods indicated:

	Three months ended September 30,
	2014	2013
	(in millions)
Revenue	$8.0	$11.1
Cost of goods sold	17.5	17.4

Gross loss	(9.5)	(6.3)

Operating expenses:
General and administrative	2.9	2.2
Sales and marketing	0.3	0.4
Research and development	0.5	0.6
Net loss on disposal of assets	0.7	0.1

Total operating expenses	4.4	3.3

Loss from operations	(13.9)	(9.6)
Other expense	(0.1)	(0.2)

Loss before income taxes	(14.0)	(9.8)
Income tax benefit	0.3	4.0

Net loss	$(13.7)	$(5.8)

The following table sets forth our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Three months ended September 30,
	2014	2013
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	219	157

Gross loss	(119)	(57)

Operating expenses:
General and administrative	36	20
Sales and marketing	4	3
Research and development	6	5
Net loss on disposal of assets	9	1

Total operating expenses	55	29

Loss from operations	(174)	(86)
Other expense	(1)	(2)

Loss before income taxes	(175)	(88)
Income tax benefit	4	36

Net loss	(171)%	(52)%

Revenue. Revenue was $8.0 million and $11.1 million for the three months ended September 30, 2014 and 2013, respectively, a decrease of $3.1 million. We experienced lower revenue from sales of our core products by $2.9 million, all of which was attributable to a decrease in volume. We experienced flat revenue from sales of our polished wafers of $2.1 million; however, we experienced $1.4 million in lower sales of polished wafers sold to the SoS market, offset by a $1.4 million increase in polished wafers sold to the LED market. Revenue from polished wafers increased by $1.7 million from higher volume and decreased by $1.7 million due to lower pricing. We had increased revenue of $574,000 from optical products due to an increase in the sales of sapphire for sensor and instrumentation applications and had decreased R&D revenue of $727,000 as a result of timing of costs incurred. Demand for our two-inch core products decreased in the third quarter 2014, due to lower demand from the LED market for two-inch substrates and excess inventory of two-inch material in the supply chain for the mobile device market. In addition, there has been additional sapphire production capacity added in the market in 2014 to address the expected growing demand from the mobile device market. We expect demand to improve for two-inch material and to increase in coming quarters as the excess inventory in the supply chain is reduced. However, pricing for two-inch material will likely be lower in the near-term. We continued to offer four-inch sapphire in polished wafer form in addition to the core form which we have traditionally offered. Demand for four-inch sapphire has been increasing as many LED chip manufacturers have been converting from the use of two-inch to four-inch sapphire substrates which results in greater efficiency. As demand for four-inch polished wafers increases, we anticipate price improvement. However, the weaker demand for two-inch material will likely cause sapphire producers to increase production of four-inch putting pressure on the four-inch pricing in coming months. The manufacturer of the majority of SoS chips began producing new products on a substrate other than sapphire starting in 2014 and, therefore, the amount of sapphire wafers sold into that market was reduced significantly. We operate in an extremely volatile market, so the amount of price or volume change is difficult to predict.

Gross loss. Gross loss was $9.5 million and $6.3 million for the three months ended September 30, 2014 and 2013, respectively, an increase of $3.2 million. Of the $3.2 million increase, $1.6 million was due to lower wafer pricing. For the three months ended September 30, 2014, we determined we had inventory that was excess and obsolete and recorded an adjustment that decreased inventory and increased costs of goods sold by $1.8 million. During the three months ended September, 30, 2014, we accepted orders for our two-inch diameter core products at prices lower than cost and recorded an adjustment that decreased inventory and increased costs of goods sold by $276,000. Additionally, for the three months ended September 30, 2014, we began to move towards a new polishing platform, resulting in an adjustment that decreased other inventory supplies and increased costs of goods sold by $1.9 million. These increases were partially offset by a reduction in idle plant costs associated with the under-utilization of equipment and staff. For the three months ended September 30, 2014 and 2013, due to the lower demand we were not operating at capacity and recorded as an expense $1.8 million and $3.9 million, respectively, of costs associated with the under-utilization of equipment and staff.

General and administrative expenses. G&A expenses were $2.9 million and $2.2 million for the three months ended September 30, 2014 and 2013, respectively, an increase of $812,000. The increase is primarily attributable to an increase in employee compensation costs of $704,000 as part of restructuring of the management team.

Sales and marketing expenses. Sales and marketing expenses were $337,000 and $370,000 for the three months ended September 30, 2014 and 2013, respectively, a decrease of $33,000. The decrease in sales and marketing expenses is primarily attributable to a decrease in employee compensation costs, including salary and employee stock options expense, and a decrease in travel expenses partially offset by an increase in marketing samples.

Research and development expenses. R&D expenses were $446,000 and $641,000 for the three months ended September 30, 2014 and 2013, respectively, a decrease of $195,000. We experienced lower employee compensation costs, including salary and employee stock options expense of $31,000 and a decrease in spending on R&D projects of $178,000 as 2013 included development costs related to developing our PSS product line.

Other income (expense). Other expense was $139,000 and $219,000 for the three months ended September 30, 2014 and 2013, respectively, a decrease in other expense of $80,000. The decrease was primarily due to a reduction in the realized loss on foreign currency translation of $71,000.

Income tax expenses. In accordance with ASC740 “Accounting for Income Taxes” (“ASC740”), we evaluate our deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted. ASC740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. We are in a cumulative loss position for the past three years, which is considered significant negative evidence by the accounting standards that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. While our financial outlook remains positive, the accounting standards attribute greater weight to objective negative evidence than to subjective positive evidence, such as our projections for future growth. Based on this evaluation, as of December 31, 2013, a valuation allowance was recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. For the three months ended September 30, 2014, we continue to be in a three year cumulative loss position. Until an appropriate level of profitability is attained, we expect to maintain a valuation allowance on net deferred tax assets related to future U.S. tax benefits and will no longer accrue tax benefits or tax expense on our Consolidated Statement of Operations. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. We allocate quarterly income tax expense and benefit between continuing operations and other components of comprehensive income in accordance with the reporting requirements of U.S. GAAP. These rules may produce income tax expense in one period and a benefit in another period even though no expense or benefit will be recorded for the year. Although we are in a full tax valuation allowance position, for the three months ended September 30, 2014 we recorded as a result of the allocation of income tax between continuing and other comprehensive income a tax benefit of $298,000 in continuing operations.

Income tax benefit was $4.0 million for the three months ended September 30, 2013, based on an estimated effective tax rate 40.5%. For the three months ended September 30, 2013 the difference between the Company’s effective tax rate and the 35% U.S. federal statutory rate and 6.2% state (net of federal benefit) statutory rate was primarily related to profits recorded in the Malaysia operation for which the Company has a tax holiday and the accrual for an uncertain tax position.

RESULTS OF CONSOLIDATED OPERATIONS NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

The following table sets forth our consolidated statements of operations for the periods indicated:

	Nine months ended September 30,
	2014	2013
	(in millions)
Revenue	$36.8	$30.0
Cost of goods sold	61.0	46.1

Gross loss	(24.2)	(16.1)

Operating expenses:
General and administrative	7.6	6.6
Sales and marketing	1.1	1.1
Research and development	1.4	1.5
Net loss on disposal of assets	0.7	0.6

Total operating expenses	10.8	9.8

Loss from operations	(35.0)	(25.9)
Other income (expense)	0.1	(0.5)

Loss before income taxes	(34.9)	(26.4)
Income tax benefit	0.3	11.3

Net loss	$(34.6)	$(15.1)

The following table sets forth our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Nine months ended September 30,
	2014	2013
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	166	154

Gross loss	(66)	(54)

Operating expenses:
General and administrative	20	22
Sales and marketing	3	4
Research and development	4	5
Net loss on disposal of assets	2	1

Total operating expenses	29	32

Loss from operations	(95)	(86)
Other income (expense)	—	(2)

Loss before income taxes	(95)	(88)
Income tax benefit	1	38

Net loss	(94)%	(50)%

Revenue. Revenue was $36.8 million and $30.0 million for the nine months ended September 30, 2014 and 2013, respectively, an increase of $6.8 million. We experienced higher revenue from sales of our core products by $11.0 million, of which $6.8 million was attributable to an increase in volume and $4.2 million was attributable to an increase in price. We experienced lower revenue from sales of our polished wafers by $5.4 million which was the result of $9.8 million in lower sales of polished wafers sold to the SoS market, partially offset by a $4.4 million increase in polished wafers sold to the LED market. Of the $5.4 million reduction in revenue, a decrease of $6.3 million was attributable to lower prices offset by an increase in volume of $930,000. We also had increased revenue of $1.7 million from optical products due to an increase in the sales of sapphire for sensor and instrumentation applications, and decreased R&D revenue of $538,000 as a result of the timing of costs incurred. Demand for our core products was stronger for the nine months ended September 30, 2014 as compared to September 30, 2013 due to increased demand from the LED general lighting market and the adoption of sapphire in newer applications like the lens cover, dual flash and home button on certain smartphones. Pricing for our two-inch core products was improving but we are now experiencing a softening in the prices. Demand for four-inch sapphire has been increasing as many LED chip manufacturers have been converting from the use of two-inch to four-inch sapphires substrates which results in greater efficiency. As demand for four-inch polished wafers increases, we anticipate pricing to improve. However, the weaker demand for two-inch material will likely cause sapphire producers to increase production of four-inch putting some pressure on four-inch pricing in coming months. The manufacturer of the majority of SoS chips began producing new products on a substrate other than sapphire starting in 2014 and, therefore, the amount of sapphire wafers sold into that market was reduced significantly. We operate in an extremely volatile market, so the amount of price or volume change is difficult to predict.

Gross loss. Gross loss was $24.2 million and $16.1 million for the nine months ended September 30, 2014 and 2013, respectively, an increase in gross loss of $8.1 million. The increase in gross loss is attributable to the mix of sales of our wafer and core products, in addition to other charges as we move towards a new polishing platform. Compared to the nine months ended September 30, 2013, lower sales of higher margin wafer products sold to the SoS market reduced gross profit by $2.1 million and lower pricing on wafer product sold to the LED market reduced gross profit by $4.4 million. The reduction in gross profit from wafer sales was partially offset by increased core gross profit of $1.1 million on higher core sales. For the nine months ended September 30, 2014, core and wafer products were sold below cost resulting in a lower of cost or market adjustment which reduced inventory and increased cost of goods sold by $1.8 million. For the nine months ended September 30, 2014 and 2013, due to the lower demand, we were not operating at capacity and recorded costs of $6.1 million and $9.9 million, respectively, associated with the under-utilization of equipment and staff as an expense. For the nine months ended September 30, 2014 we also recorded an adjustment for excess and obsolete inventory that increased costs of goods sold and reduced inventory by $1.8 million. As part of moving to a new polishing platform, we also identified consumable inventory items that will no longer be used and recorded an adjustment that reduced other inventory supplies and increased costs of goods sold by $1.9 million for the nine months ended September 30, 2014.

General and administrative expenses. G&A expenses were $7.6 million and $6.6 million for the nine months ended September 30, 2014 and 2013, respectively, an increase of $1.0 million. The increase is primarily attributable to an increase in employee compensation costs of $803,000, of which $704,000 is attributable to the restructuring of the management team.

Sales and marketing expenses. Sales and marketing expenses were $1.1 million for the nine months ended September 30, 2014 and 2013, respectively. There were no significant increases or decreases in spending for the comparative nine months.

Research and development expenses. R&D expenses were $1.4 million and $1.5 million for the nine months ended September 30, 2014 and 2013, respectively, a decrease of $105,000. The decrease is primarily attributable to a decrease in employee compensation costs of $36,000 and a decrease in spending on various projects of $71,000.

Other income (expense). Other income was $93,000 for the nine months ended September 30, 2014 compared to other expense of $546,000 for the nine months ended September 30, 2013, an increase in other income of $639,000. The increase was primarily due to an increase in the realized gain on foreign currency translation of $612,000.

Income tax expenses. In accordance with ASC740 “Accounting for Income Taxes” (“ASC740”), we evaluate our deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted. ASC740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. We are in a cumulative loss position for the past three years, which is considered significant negative evidence by the accounting standards that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. While our financial outlook remains positive, the accounting standards attribute greater weight to objective negative evidence than to subjective positive evidence, such as our projections for future growth. Based on this evaluation, as of December 31, 2013, a valuation allowance was recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. For the nine months ended September 30, 2014, we continue to be in a three year cumulative loss position. Until an appropriate level of profitability is attained, we expect to maintain a valuation allowance on net deferred tax assets related to future U.S. tax benefits and will no longer accrue tax benefits or tax expense on our Consolidated Statement of Operations. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. We allocate quarterly income tax expense and benefit between continuing operations and other components of comprehensive income in accordance with the reporting requirements of U.S. GAAP. These rules may produce income tax expense in one period and a benefit in another period even though no expense or benefit will be recorded for the year. Although we are in a full tax valuation allowance position, for the nine months ended September 30, 2014 we recorded as a result of the allocation of income tax between continuing and other comprehensive income a tax benefit of $298,000 in continuing operations.

Income tax benefit was $11.3 million for the nine months ended September 30, 2013, based on an estimated effective tax rate 42.8%. For the nine months ended September 30, 2013 the difference between the Company’s effective tax rate and the U.S. federal 35% statutory rate and state 6.2% (net of federal benefit) statutory rate was primarily related to profits recorded in the Malaysia operation for which the Company has a tax holiday and the accrual for an uncertain tax position.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations using a combination of issuances of common stock and cash generated from our operations.

As of September 30, 2014, we had cash and short term investments totaling $53.0 million, including cash of $2.8 million held in deposits at major banks, $22.4 million invested in money market funds and $27.8 million invested in commercial paper, corporate notes and bonds, FDIC guaranteed certificates of deposits and common stock.

Cash flows from operating activities

The following table represents the major components of our cash flows from operating activities for the nine months ended September 30, 2014 and 2013:

	Nine months ended September 30,
	2014	2013
	(in millions)
Net loss	$(34.6)	$(15.1)
Non-cash items:
Depreciation and amortization	10.3	9.3
Stock based compensation and other, net	1.8	1.8
Deferred taxes	(0.4)	(11.3)

Total non-cash items:	11.7	(0.2)

Working capital:
Accounts receivable	(2.2)	8.2
Inventories	11.3	7.8
Prepaid expenses and other assets	2.9	5.1
Accounts payable	(0.4)	(4.0)
Other accruals	(0.2)	(1.7)

Total working capital items:	11.4	15.4

Net cash (used in) provided by operating activities	$(11.5)	$0.1

Cash used in operating activities was $11.5 million for the nine months ended September 30, 2014. During such period, we generated a net loss of $34.6 million, including non-cash items of $11.7 million, and net working capital change of $11.4 million. The net working capital change was comprised of a decrease in inventory of $11.3 million primarily attributed to decreases in our sapphire boule inventory and work-in-process inventory, an increase in accounts receivable of $2.2 million due to timing of customers’ payments, and a decrease in accounts payable and accruals of $603,000 due to timing of payments.

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

Cash flows from investing activities

The following table represents the major components of our cash flows from investing activities for the nine months ended September 30, 2014 and 2013:

	Nine months ended September 30,
	2014	2013
	(in millions)
Purchases of property and equipment:
Machinery & equipment for crystal growth	$(1.3)	$(1.0)
Land and building improvements	—	—
Increase capacity in other areas	(4.9)	(6.3)
Proceeds from disposal of assets	0.1	0.1

Total purchases of property and equipment, net of proceeds from disposal of assets:	(6.1)	(7.2)

Purchases of investments	(28.4)	(2.0)
Proceeds from sales of investments	15.0	10.3

Net cash (used in) provided by investing activities	$(19.5)	$1.1

Net cash used in investing activities was $19.5 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2014, we used approximately $6.1 million on the net purchase of equipment, which was primarily focused on enhancing our polishing and patterned sapphire substrate platforms at our facility in Penang, Malaysia. We used proceeds from our common stock offerings of approximately $28.4 million to purchase investment securities partially offset by the sales of investments of $15.0 million which were used to fund operations and capital spending.

Net cash provided by investing activities was $1.1 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2013, we used approximately $7.2 million on the net purchase of equipment. This was offset by the net proceeds from the sale of investments of $8.3 million.

We anticipate spending on capital expenditures in 2014 to be between $7.0 million and $9.0 million and will primarily be focused on investments in equipment to produce patterned sapphire substrates and to enhance our polishing platform.

Cash flows from financing activities

Net cash provided by financing activities was $35.1 million and $146,000 for the nine months ended September 30, 2014 and 2013, respectively. Net cash provided by financing activities for the nine months ended September 30, 2014 represents $35.0 million in proceeds from the issuance of common stock, net of issuance costs, and $212,000 in net proceeds from the exercise of stock options. Net cash provided by financing activities for the nine months ended September 30, 2013 represents $140,000 in net proceeds from the exercise of stock options and $6,000 from a decrease in restricted cash.

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

Government Contracts

We recognize research and development revenue in the period during which the related costs are incurred over the contractually defined period. In July 2012, we signed a contract with the Air Force Research Laboratory to produce large-area sapphire windows on a cost plus fixed fee basis. We record revenue on a gross basis as costs are incurred plus a portion of the fixed fee. For the three and nine months ended September 30, 2014, $156,000 and $553,000, respectively, of revenue was recognized. For the three and nine months ended September 30, 2013, $882,000 and $1.1 million of revenue was recorded, respectively. The contract will continue for duration of three years and the total value of the contract is $4.7 million of which $3.3 million has been recorded through September 30, 2014.

We do not provide maintenance or other services and do not have sales that involve multiple elements or deliverables.

All of our revenue is denominated in U.S. dollars.

Inventory valuation

We value our inventory at the lower of cost or market. Market is determined based on net realizable value. Cost for raw materials, work in process and finished goods is based on actual costs on a first-in, first-out basis. We establish inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based on customer required specifications. We evaluate the ability to realize the value of our inventory based on a combination of factors, including forecasted sales, estimated current and future market value and changes in customers’ product specifications. For the three and nine months ended September 30, 2014, we determined that we had inventory that was in excess or obsolete and recorded adjustments which reduced inventory and increased cost of goods by $1.8 million and $2.2 million, respectively. During the first three quarters of 2014, we accepted sales orders for four-inch and six-inch polished wafers at prices lower than our cost in order to increase utilization of our machinery and equipment and to gain market share. Based on these sales prices, we recorded for the nine months ended September 30, 2014 an adjustment which increased costs of goods sold and reduced inventory by $1.5 million, and there was no adjustment recorded for the three months ended September 30, 2014. We expect pricing on these products to slowly increase in 2015. During the three months ended September 30, 2014, we also accepted orders for our two-inch core products at prices lower than cost, and recorded an adjustment which decreased inventory and increased costs of goods sold by $276,000 for the three and nine months ended September 30, 2014. Our method of estimating excess and obsolete inventory has remained consistent for all periods presented. However, if our recognition of excess or obsolete inventory is, or if our estimates of our inventory’s potential utility become, less favorable than currently expected, additional inventory reserves may be required. We determine our normal operating capacity and record as an expense costs attributable to lower utilization of equipment and staff. For the three and nine months ended September 30, 2014, we determined that we were not operating at capacity and recorded costs associated with lower utilization of equipment and staff of $1.8 million and $6.1 million, respectively. Although we expect demand to improve in 2015, it is likely that we will incur additional costs due to lower utilization of equipment and staff.

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

We review our available-for-sale securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When we conclude that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Consolidated Statement of Operations. As of September 30, 2014, no impairment was recorded.

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

In response to our current period operating losses combined with our history of continuing operating losses, we evaluated the recoverability of certain property and equipment. Based upon our assessment using our most recent projections, no impairment to these assets was indicated as of September 30, 2014, as the recoverable amount of undiscounted cash flows exceeded the carrying amount of these assets. To the extent these projections are not achieved, there may be a negative effect on the valuation and carrying value of these assets

Stock-based compensation

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

We allocate stock based compensation costs using a straight-line method which amortizes the fair value of each option on a straight-line basis over the service period. Based on the variables affecting the valuation of our common stock and the method used for allocating compensation costs, we recognized $270,000 and $1.1 million in stock compensation expense during the three and nine months ended September 30, 2014, respectively.

All option grants made during the three and nine months ended September 30, 2014 and 2013 were granted at an exercise price per share equal to the closing market price of our common stock on the date of grant. Therefore, there is no intrinsic value because the exercise price per share of each option was equal to the fair value of the common stock on the date of grant.

Based on the fair market value of the common stock at September 30, 2014, there is no aggregate intrinsic value of all stock options outstanding and exercisable.

Income tax valuation allowance

Evaluating the need for and amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all the positive and negative evidence available to determine whether all or some portion of the deferred tax assets will not be realized. A valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50 percent) that they will not be realized. In general, “realization” refers to the incremental benefit achieved through the reduction in future taxes payable or an increase in future taxes refundable from the deferred tax assets, assuming that the underlying deductible differences and carryforwards are the last items to enter into the determination of future taxable income. In determining our valuation allowance, we consider the source of taxable income including taxable income in prior carryback years, future reversals of existing temporary differences, the required use of tax planning strategies, and future taxable income exclusive of reversing temporary differences and carryforwards. We are in a cumulative loss position for the past three years, which is considered significant negative evidence by the accounting standards that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. While we believe our financial outlook remains positive, under the accounting standards objective verifiable evidence is given greater weight than subjective evidence, such as our projections for future growth. Based on an evaluation in accordance with the accounting standards, as of December 31, 2013, a valuation allowance was recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. At September 30, 2014 we continue to be in a three year cumulative loss position. Until an appropriate level of profitability is attained, we expect to maintain a full valuation allowance on our U.S. net deferred tax assets. We allocate quarterly income tax expense and benefit between continuing operations and other components of comprehensive income in accordance with the reporting requirements of U.S. GAAP. These rules may produce income tax expense in one period and a benefit in another period even though no expense or benefit will be recorded for the year.

RECENT ACCOUNTING PRONOUNCEMENT

In July 2013, the FASB issued Accounting Standards Update No. 2013-11 (“ASU 2013-11”), Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 did not have a material impact on our consolidated financial statements.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2014, there have been no material changes in the off-balance sheet arrangements disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For the nine months ended September 30, 2014, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

Management’s evaluation of disclosure controls and procedures

Based on evaluations at September 30, 2014, our interim chief executive officer and chief reporting officer ( our “certifying officer”), with the participation of the management team, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our certifying officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting

Our certifying officer has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 7, 2014.

Rubicon Technology, Inc.

Date: November 7, 2014	By:	/s/ William F. Weissman
William F. Weissman
Interim Chief Executive Officer and Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to the registrant and will be retained by the registrant and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT INDEX

The Exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Incorporation by Reference

3.1	Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to Amendment No. 2, to the registrant’s Registration Statement on Form S-1 (File No. 333-145880) filed on November 1, 2007

3.2	Amendment No. 1 to Eight Amended and Restated Certificate of Incorporation	Filed as Appendix A to the registrant’s Definitive Proxy statement on Schedule 14A, filed on April 29, 2011

3.3	Amended and Restated Bylaws of Rubicon Technology, Inc.	Filed as Exhibit 3.3 to Amendment No. 2, to the registrant’s Registration Statement on Form S-1 (File No. 333-145880) filed on November 1, 2007

10.1	Separation and General Release Agreement, dated September 17, 2014, between Raja Parvez and Rubicon Technology, Inc.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates management contract or compensatory plan
**	Filed electronically with this Report on Form 10-Q