Form 10-K
period 2014-12-31
Rubicon Technology, Inc.
filed 2015-03-13
CIK 1410172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark one)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2014

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-33834

RUBICON TECHNOLOGY, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-4419301
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

900 East Green Street Bensenville, Illinois	60106
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (847) 295-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.001 per share	The NASDAQ Global Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2014, there were 23,736,947 shares of common stock outstanding held by nonaffiliates of the registrant, with an aggregate market value of the common stock (based upon the closing price of these shares on the NASDAQ Global Market) of approximately $207,698,286.

The number of shares of the registrant’s common stock outstanding as of the close of business on March 9, 2015 was 26,197,843.

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

PART I

All statements, other than statements of historical facts, included in this Annual Report on Form 10-K including statements regarding our estimates, expectations, beliefs, intentions, projections or strategies for the future, results of operations, financial position, net sales, projected costs, prospects and plans and objectives of management for future operations may be “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” “forecast,” “prospects,” “goals,” “potential,” “likely,” and the like, and/or future-tense or conditional constructions such as “will,” “may,” “could,” “should,” etc. (or the negative thereof). Items contemplating or making assumptions about actual or potential future sales, market size and trends or operating results also constitute forward-looking statements.

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

Unless otherwise indicated, the terms “Rubicon,” the “Company,” “we,” “us,” and “our” refer to Rubicon Technology, Inc and our consolidated subsidiaries.

ITEM 1.	BUSINESS

OVERVIEW

We are a vertically integrated, advanced electronic materials provider specializing in monocrystalline sapphire for applications in light-emitting diodes (“LEDs”), optical systems and specialty electronic devices. Sapphire is also used as an exterior component in mobile devices, specifically camera lens covers, dual flashes and home buttons on certain newer model smartphones and as the crystal covering the faces of certain smart watches. Sapphire was adopted for use on the home button on certain smartphones because of the scratch resistance and increased touch capacitance it offers, which are important characteristics to ensure the effectiveness of the fingerprint recognition security built into the device. We believe that the use of fingerprint recognition security and other biometrics could become more prevalent in the future, which could become a strong growth driver for sapphire. In addition, some consumer electronics original equipment manufacturers (“OEMs”) are using full sapphire faceplates for smartphones, in limited volume. If sapphire smartphone faceplates were widely adopted, this would become the world’s largest application for sapphire. We apply our proprietary crystal growth technology to produce high-quality sapphire products efficiently to supply both high-volume and niche end-markets, and we work closely with our customers to meet their quality and delivery needs.

Our largest product lines are:

•	sapphire cores, two to six inches in diameter, which our customers further process into wafers for use in LED applications and into components such as lens covers for mobile devices;

•	four and six-inch sapphire wafers that are used as substrates for the manufacture of LED chips and to a lesser extent for other semiconductor applications such as Silicon-on-Sapphire (“SoS”) Radio Frequency Integrated Circuits (“RFICs”);

•	four, six, and eight-inch patterned sapphire wafers (“PSS”) which are polished wafers that undergo additional processes of photolithography and dry plasma etching to produce a patterned surface which enhances LED light extraction efficiency (LEE); and

•	optical sapphire components in various shapes and sizes, including round and rectangular windows and blanks, domes, tubes and rods. These optical sapphire products are used in equipment for a wide variety of end markets, including defense and aerospace, medical devices, oil and gas drilling, semiconductor manufacturing and other markets.

For the LED market, we currently sell two to four-inch material in core form and four, six and eight-inch material in polished and PSS wafer form. Eight-inch wafers are sold primarily for customers’ research and development efforts at this time. We have the ability to produce cores and wafers of up to twelve inches in diameter to support production of chips for next-generation LED and other electronic applications. Larger sapphire also has current applications in the optical markets. In other semiconductor markets, sapphire is used in certain RFIC products. The size of the RFIC market opportunity was reduced after 2013 when the primary customer using sapphire RFICs changed its technology to use a substrate other than sapphire for its high-volume products.

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

Our vertically-integrated manufacturing capabilities are designed to enable us to maintain our high quality standards while controlling costs. We start with powdered aluminum oxide and densify and purify the powder with our proprietary process into a form used in our crystal growth furnaces. We design, assemble and maintain our own proprietary crystal growth furnaces to grow high-purity, low-stress, ultra-low-defect-density sapphire crystals. In addition, we possess capabilities in high-precision core drilling, wafer slicing, surface lapping, edge bevel grinding, polishing, patterning and wafer cleaning processes. We also have the ability to etch patterns onto our polished wafers for use in the LED market. We foster a strong sense of innovation and agility in our product development teams in an attempt to develop new products more effectively and to rapidly capture market growth.

We plan to leverage our technological advantage in efficiently producing high-quality, large-diameter sapphire products to capitalize on future growth opportunities. To attain this goal, we are investing in research and development activities, continuing to enhance our operational capabilities, increasing our brand recognition and diversifying into new market segments.

We are a Delaware corporation incorporated on February 7, 2001. Our common stock is listed on the NASDAQ Global Market under the symbol “RBCN.”

INDUSTRY OVERVIEW

Integrated circuits and other semiconductor devices have traditionally been fabricated on silicon substrates. However, for certain advanced applications, new electronic materials have emerged as the substrates of choice due to evolving integration and performance considerations. For example, sapphire is the preferred substrate material for HB white, blue and green LED applications due to its crystal lattice compatibility with the aluminum gallium nitride (“AlGaN”) epitaxial layers, thermal expansion properties, commercial availability and cost efficiency. Because of its hardness, transparency and other physical properties, sapphire has long been used for windows and lenses in harsh environments and is now being used as a component in consumer electronic devices and other non-LED applications.

LED applications

Advancements in solid state lighting utilizing HB white, blue and green LEDs over the past decade represent a disruptive technology in the lighting industry, providing significant performance, environmental and economic improvements compared to traditional incandescent or fluorescent lighting. For example, traditional incandescent lamps are inefficient and costly, emitting over 90% of consumed power as heat and lasting only 1,500 to 2,000 hours. Fluorescent lamps produce light by passing electricity through toxic mercury vapor, which creates an environmental disposal problem. LEDs do not contain mercury or lead and are 4.0 to 6.6 times as efficient as traditional incandescent lamps, while providing 35,000 to 50,000 hours of light. These factors, along with their durability, small form factor, excellent color performance and decreasing costs, have led to growing demand for LEDs in applications such as small displays for mobile devices, flashes for digital cameras, backlighting units (“BLUs”) for displays used in notebook computers, desktop monitors, LCD televisions, public display signs, automotive lights, street lights, traffic signals and general and specialty lighting. Applications using LEDs have unit volumes in the billions and we believe are expected to grow significantly over the next several years. More than 95 percent of HB LEDs are produced on sapphire substrates. Therefore, as the HB LED market grows, we believe the sapphire substrate market will grow as well.

General illumination. LEDs are increasingly being used for outdoor and indoor commercial and public lighting, architectural lighting, street lights, traffic signals, retail displays, residential lighting, replacement lamps and off-grid lighting for developing countries. General illumination has recently become the largest application for HB LEDs and is still growing rapidly.

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

Commercial signage/displays. LEDs are widely used as light sources on large signs, LED displays and outdoor displays, such as jumbo screens used in sports arenas and electronic billboard displays.

Optical applications

Sapphire is utilized for windows and optics for aerospace, sensor, medical and laser applications due to its wide-band transmission, superior strength, scratch resistance and high strength-to-weight ratio. Sapphire’s physical properties make it very well suited for jet fighter targeting pod windows, forward-looking infrared windows for commercial and business jets as well as unmanned air vehicles or drones, rocket domes and transparent armor for military vehicles. Recently, sapphire has been adopted for use in several new applications in mobile devices, specifically camera lens covers, dual flashes and home buttons on certain newer model smartphones. The switch to sapphire for these mobile device applications is because sapphire is highly scratch resistant and offers improved touch capacitance, which are important characteristics to ensure the effectiveness of the fingerprint recognition security recently built into the home button functionality of one of the major brands of smartphones. Biometrics, such as fingerprint recognition, provides greater security than a password. Data security is becoming an increasing concern in society and we believe that the use of biometrics could increase in coming years, which could increase demand for sapphire.

Some consumer electronics OEMs have announced or introduced smart watches using sapphire crystals and a few OEMs have announced or introduced smart phones with the entire faceplate made of sapphire crystal. One factor delaying broader adoption is the relatively high fabrication costs to make a faceplate from bulk sapphire. We are working on developing alternative sapphire solutions for this market that would eliminate most of the customer’s fabrication costs.

Other semiconductor applications

SoS integrated circuits consist of a thin layer of silicon grown on a sapphire substrate and are primarily used for RFICs in advanced wireless and military applications. In particular, SoS RFICs are currently used in mobile communication base stations, satellites and radiation-hardened applications for the defense industry.

Sapphire is also currently being experimented with as a substrate to produce certain power devices. If our customers are successful with their development efforts, this market could evolve into a growth opportunity for sapphire suppliers.

Sapphire substrate industry supply chain

The production process for sapphire substrates is substantially similar to that of silicon wafers. A typical process flow consists of crystal growth, fabrication, slicing, lapping and polishing steps. Output quality is measured in flatness, desired crystal planar orientation, etch pitch density and crystalline structure uniformity. We place a great emphasis on continuously improving yields and increasing production efficiency to drive costs lower to take advantage of emerging high-volume opportunities. Manufacturers are exploring the use of larger diameter sapphire wafers to allow them to gain efficiency in their production processes through higher throughput and reduced edge loss. In addition to high quality crystal, they require very precise dimensional tolerances, high production volumes, cost efficiency and on-time delivery. Sapphire is the material on which the entire high brightness LED value chain is built.

TECHNOLOGY

Rubicon, as a vertically integrated manufacturer, has developed proprietary advanced technology at every stage of production from raw material processing through crystal growth, fabrication, wafer finishing, patterning and cleaning.

Our proprietary crystal growth technique, which we refer to as ES2, produces high-quality sapphire crystals for use in our sapphire products. ES2 is derived from the standard Kyropoulos method of crystal growth. We developed this technique with the goal of establishing greater control over the crystal growth process while maintaining minimal temperature variations. Unlike other techniques, during the ES2 technique, the growing sapphire crystal exists in an unconstrained, low stress environment inside a closed growth chamber. The closed system allows for enhanced control of the melt, resulting in higher quality crystals. The temperature gradient between the melt and the crystal in the ES2 technique is significantly lower than in other crystal growth techniques. These aspects of the ES2 technique enable us to grow crystals that have a significantly lower dislocation density, higher crystal purity and greater uniformity than sapphire crystals grown using other techniques. The ES2 technique provides an inherent annealing process once the crystal is fully grown. This thermal annealing is an integral means of relieving stress in the crystal during the ES2 process. We have demonstrated the ability to readily scale our ES2 technology in a production environment while maintaining high crystal quality even as crystal boule size is increased. As a result of our proprietary ES2 technology, we believe that we currently offer the most efficient method for manufacturing large form factor, high-quality sapphire in the market today.

We have automated the crystal growth process of our proprietary ES2 technique. Our furnace environments are controlled by closed-loop control systems and the overall crystal growth process is run with minimal operator intervention, which reduces the potential for human error. In addition, a single operator can supervise the control of multiple ES2 furnaces simultaneously, which reduces costs.

We believe our proprietary ES2 process provides significant advantages over other crystal growth methods such as Czochralski (“CZ”) and Edge-defined Film-fed Growth (“EFG”). Unlike the ES2 technique, the CZ and EFG methods grow crystals with much higher levels of stress. This stress can decrease the overall quality of the sapphire crystal and requires increased processing time to relieve this stress, which increases production costs and decreases throughput, especially in larger diameter crystals. During the EFG process, the crystal is grown in a sheet form by pulling it through a die directly from the melt; while in the CZ process, the crystal must be rotated and pulled as the aluminum oxide melt is consumed. These constrained growth environments with higher thermal gradients increase stress and decrease crystal quality.

Our research and development (“R&D”) activity plays a vital role in supporting our technology, product and revenue roadmaps. In 2014, 2013 and 2012, our R&D expenses totaled $1.9 million, $2.3 million and $2.3 million, respectively. Our R&D is focused on three key areas:

•	large area sapphire growth and fabrication;

•	higher precision sapphire processing; and

•	cost-effective optical components for mobile devices.

Our technical staff possesses deep and broad expertise in materials science and engineering. We also develop and utilize sophisticated metrology equipment to perform material and process characterization.

PRODUCTS

We offer a wide variety of sapphire products designed to meet the stringent specifications of our customers. Using our proprietary ES2 technology, we grow high-quality sapphire boules. We fabricate our products from the boules and sell them as core, polished wafer, and patterned sapphire substrate (“PSS”) wafers.

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

Our current sales efforts are now focused on selling two through four-inch cores to our polishing customers and four and six-inch polished and PSS wafers to our semiconductor device manufacturing customers. Eight-inch wafers are sold primarily for customers’ research and development at this time.

Product	Size	Orientation	Applications
Core	2,” 3,” 4”	C, R, A, M	• LED • Optical windows

Polished	4”, 6”, 8”	C, R, A	• Epi-polished wafers for LEDs and SoS RFICs • Polished optical windows • Double-side polished wafer carriers

Patterned Sapphire Substrate	4”, 6”	C	• Epi-polished patterned wafers for LEDs

Core

Our core product line consists of our sapphire cores drilled from sapphire boules with high-precision. In 2014, 2013 and 2012, sales of core accounted for 65%, 56%, and 15% of our revenue, respectively. Major suppliers of sapphire, including us, added capacity in 2010 and 2011, resulting in excess supply during 2012 which caused lower product prices. We chose to sell fewer sapphire cores in 2012 awaiting price improvement. Compared with historical pricing, core prices continued to be low in 2013. Pricing remained low in early 2013 and began to improve in the second half of 2013, continuing into early 2014, before declining again. We expect pricing to recover as LED production volumes increase.

Polished

Our polished product line primarily consists of finely polished, ultra-clean, four, six and eight-inch sapphire wafers. Our polished wafers undergo two polishing phases, including both a mechanical and a chemical mechanical planarization phase. We believe we are currently one of a small number of fully vertically integrated firms offering six and eight-inch, high-quality C-plane and R-plane polished wafers. In 2014, 2013 and 2012 sales of polished wafers accounted for 18%, 29% and 75% of our revenue, respectively. Sales of six-inch polished sapphire wafers increased in 2012 with certain LED chip manufacturers migrating to a six-inch production platform and with the growth of the SoS RFIC market, which has subsequently decreased in size. The percentage of revenue coming from six-inch wafer sales in 2012 was particularly high due to reduced sales of sapphire core in that period. The proportion of revenue from polished wafers in the future will depend on a number of factors, including customer adoption of large-diameter sapphire wafers in the LED market, customer decisions to purchase patterned versus polished wafers and pricing for our various products, including cores.

Patterned sapphire substrates

Our patterned sapphire substrates (“PSS”) product line was introduced in 2013 and consists of finely polished, ultra-clean, four and six-inch patterned sapphire wafers. LED chip manufacturers etch a pattern onto the surface of the sapphire wafer in the early stages of their production process in order to improve light output. We are leveraging our capability in producing larger diameter sapphire wafers to offer pre-patterned, larger diameter (four-inch and six-inch) wafers to the LED market. We offer fully customizable, sub-micron patterning capability with dimensional tolerances within one tenth of a micron. We also offer the industry’s smallest edge exclusion zone maximizing the usable wafer surface area yielding more chips per wafer. We believe we are the first vertically integrated sapphire producer to offer high volume four and six-inch patterned substrates. In each year ended December 31, 2014, and 2013 sales of PSS wafers accounted for less than 10% of our revenue but we believe they will generate increasing revenue in 2015.

Other

We also offer optically-polished windows and ground window blanks of sapphire. We provide sapphire and other crystal products in many sizes, shapes and product formats for specialty applications. We are focusing in 2015 on increasing our business and technological development efforts in optical markets for aerospace, defense and industrial applications, as well as in the consumer electronics market.

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

We then drill the resulting boules into cylindrical cores using our custom high-precision crystal orientation equipment and proprietary processes. We use wire saws to slice each core into wafers of precise size and shape. These wafers are then pre-polished using precision lapping and edge-grinding equipment and then are ready to be polished into epitaxial wafers. All of these processes are performed in clean environments to reduce the chance of crystal contamination. Epi-polishing and wafer cleaning are performed in Class 10,000 and Class 100 clean-room environments, respectively. For PSS, we use photolithography and dry plasma etching to create customer determined micropatterns on polished wafers.

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

A key component of our marketing strategy is developing and maintaining strong relationships with our customers, especially at the senior management level. We achieve this by working closely with our customers to optimize our products for their production processes. In addition, we are able to develop long-term relationships with key customers by offering product specification assistance, providing direct access to enable them to evaluate and audit our operations, delivering high-quality products and providing superior customer service. We believe that maintaining close relationships with senior management and providing technical support improves customer satisfaction.

In order to increase brand recognition of our products and of Rubicon in general, we publish technical articles, distribute promotional materials and participate in industry trade shows and conferences.

CUSTOMERS

Our principal customers are semiconductor device manufacturers and wafer polishing companies. A substantial portion of our sales have been to a small number of customers. In 2014, 2013 and 2012, our top two customers accounted for approximately 36%, 44% and 67% of our revenue, respectively. Although we are attempting to diversify and expand our customer base, we expect our sales to continue to be concentrated among a small number of customers. However, we also expect that our significant customers may change from time to time. In 2014, sales to Zhejiang Crystal Optech Co. Ltd. and Tera Xtal Technology Corp. represented approximately 24% and 12% of our revenues, respectively. In 2013, sales to Peregrine Semiconductor Corporation and Nanjing J-crystal Photoelectric Technology Co. represented approximately 27% and 17% of our revenues, respectively. In 2012, sales to Peregrine Semiconductor Corporation and LG Innotek represented approximately 38% and 29% of our revenues, respectively. No other customer accounted for 10% or more of our revenues during 2014, 2013, or 2012.

In 2014, 79% of our sales were made to customers in Asia, 14% of our sales were made to customers in North America, 5% of our sales were made to customers in Europe and 2% of our sales were made to customers in Australia. In 2013, 60% of our sales were made to customers in Asia, 25% of our sales were made to customers in Australia, 11% of our sales were made to customers in North America and 4% of our sales were made to customers in Europe. In 2012, 48% of our sales were made to customers in Asia, 19% of our sales were made to customers in Australia, 17% of our sales were made to customers in North America and 16% of our sales were made to customers in Europe. Our customer supply agreements tend to be for short periods of time, typically 90 days. Therefore, fluctuations in demand could cause our quarterly revenue to vary significantly. Our standard arrangement with most customers includes payment terms, which is customary in the industry.

INTELLECTUAL PROPERTY

Our ability to compete successfully depends upon our ability to protect our proprietary technologies and other confidential information. We rely primarily upon a combination of trade secret laws and non-disclosure agreements with employees, customers and potential customers to protect our intellectual property. We have six patents issued by the U.S. Patent and Trademark office and twenty-four pending patent applications with the U.S. Patent and Trademark Office and various other foreign countries, mostly covering aspects of our core production, wafer grinding and lapping technologies. However, we believe that factors such as the technological and innovative abilities of our personnel, the success of our ongoing product development efforts and our efforts to maintain trade secret protection are more important than patents in maintaining our competitive position. We pursue the registration of certain of our trademarks in the U.S. and currently have three registered trademarks.

COMPETITION

The markets for high-quality sapphire products are very competitive and have been characterized by rapid technological change. The products we produce must meet certain demanding requirements to succeed in the marketplace. Although we are a well established sapphire producer, we face significant competition from other established providers of similar products as well as from new and potential entrants into our markets.

We have several competitors that compete directly with us. In recent years, certain companies that formerly competed with us only in sapphire cores have entered into wafer polishing and are trying to establish positions in the large-diameter wafer market. These companies tend to focus on providing core and as-cut products rather than offering polished products. There are a limited number of companies that are substantially larger than we are that compete with us in a relatively small segment of their overall business. These larger companies tend to focus on providing polished products to customers rather than providing core products.

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

Although we face significant competition, we believe that our proprietary ES2 crystal growth technology, our fabrication and PSS capabilities and our business practices allow us to compete effectively on all of the above factors.

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

EMPLOYEES

As of December 31, 2014, we had 283 full-time employees, of which 255 work in technology and operations. None of our employees are represented by a labor union. We consider our employee relations to be good.

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

We have incurred significant losses in prior periods. As of December 31, 2014, we had an accumulated deficit of $171.6 million. While we had net income of $38.1 million in 2011 and $29.1 million in 2010, we incurred net losses of $44.0 million, $30.4 million, $5.5 million and $9.6 million in 2014, 2013, 2012 and 2009, respectively. There can be no assurance that we will have sufficient revenue growth to achieve profitability in future periods.

The average selling prices of products in the LED supply chain have historically been volatile.

Historically, our industry has experienced volatility in product demand and pricing. Changes in average selling prices of our products as a result of competitive pricing pressures, increased sales discounts and new product introductions by our competitors could have a significant impact on our profitability. In addition, our customers have experienced periods of excess inventory levels and seasonality which has impacted sales volume and pricing. Although we attempt to optimize our product mix, introduce new products, reduce manufacturing costs and pass along certain increases in costs to our customers in order to lessen the effect of decreases in selling prices, we may not be able to successfully do so in a timely manner and our results of operations and business may be harmed.

If the market acceptance of newly developed products does not meet our expectations, or our efforts to enhance existing products are not successful, our future operating results may be harmed.

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

Historically, we have earned, and believe that in the future we will continue to earn, a substantial portion of our revenue from a small number of customers. In 2014 and 2013, our top two customers accounted for approximately 36% and 44% of our revenue, respectively. If we were to lose one of our major customers or have a major customer significantly reduce its volume of business with us, our revenues and profitability would be materially reduced unless we are able to replace such demand with other orders promptly. We expect to continue to be dependent on our significant customers, the number and identity of which may change from period to period.

We generally sell our products on the basis of purchase orders. Thus, most of our customers could cease purchasing our products with little or no notice and without significant penalties. In addition, delays in product orders could cause our quarterly revenue to vary significantly. A number of factors could cause our customers to cancel or defer orders, including interruptions to their operations due to a downturn in their industries, natural disasters, delays in manufacturing their own product offerings into which our products are incorporated, securing other sources for the products that we manufacture or developing such products internally.

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

Our revenues and operating results have fluctuated in the past and are likely to fluctuate in the future. These fluctuations are due to a number of factors, many of which are beyond our control. These factors include, among others:

•	timing of orders from and shipments to major customers;

•	the gain or loss of significant customers;

•	fluctuations in gross margins as a result of changes in capacity utilization, product mix or other factors;

•	market acceptance of our products and our customers’ products;

•	our ability to develop, introduce and market new products and technologies on a timely basis;

•	the need to pay higher labor costs;

•	announcements of technological innovations, new products or upgrades to existing products by us or our competitors;

•	competitive market conditions, including pricing actions by our competitors and our customers’ competitors;

•	developments in trade secrets, patent or other proprietary rights by us or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

•	interruption of operations at our manufacturing facilities or the facilities of our suppliers;

•	the level and timing of capital spending of our customers;

•	additions or departures of key personnel;

•	rapid changes in market conditions may result in financial hardship for some of our customers, resulting in additional accounts receivable write-offs in the future;

•	potential seasonal fluctuations in our customers’ business activities; and

•	natural disasters, such as floods, hurricanes and earthquakes, as well as interruptions in power supply resulting from such events or due to other causes.

The foregoing factors are difficult to forecast, and these, as well as other factors, could materially adversely affect our quarterly or annual operating results. If our revenues or operating results fall below the expectations of investors or any securities analysts that may publish research on our company, the price of our common stock would likely decline.

We may require additional capital to fund operations, capital expenditures, additional product research and development efforts, and the introduction of new products. If we are unable to raise additional capital when needed, we may not be able to execute our business plan and may be forced to delay, reduce or eliminate our product research and development programs or delay the introduction of new products.

Our cash needs include cash required to fund our operations and the capital needed to fund any expansions in the U.S. and Asia and investments in new product development. We may finance future cash needs through public or private equity offerings, debt financings or corporate collaborations and licensing arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our product research and development programs. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through corporate collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our new products or grant licenses on terms that may not be favorable to us. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

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

Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the amount and growth rate of our revenues and ability to be operational cash flow positive;

•	the level of capital expenditures required to maintain or expand our operations;

•	the initiation, progress, timing, costs and results of studies and trials required for our new products;

•	the number and characteristics of new products that we pursue;

•	the terms and timing of any future collaboration, licensing or other arrangements that we may establish;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the effect of competing technological and market developments;

•	the cost of establishing sales, marketing and distribution capabilities for any new products; and

•	the extent to which we acquire or invest in businesses, products or technologies.

New competitors have emerged from time to time and have sometimes contributed to an excess of supply over demand. If demand for sapphire in existing and new applications does not increase to absorb the supply, the price of sapphire could continue to be depressed.

New competitors have emerged in the sapphire industry. The degree of success of these competitors has varied widely, from commercial success to failure and bankruptcy. In some countries, government programs support sapphire producers who would otherwise be unprofitable; in such circumstances, sapphire may be sold at prices below cost for an extended period of time, depressing market prices, to the detriment of our gross margins. There are a large number of sapphire furnaces, owned by various companies, which are currently idle. We believe that some, and perhaps many, of these furnaces are not currently capable of producing sapphire of sufficient quality to satisfy the needs of customers in the LED industry and the consumer electronics market. If in the future some of these idle furnaces are able to function effectively and are brought on line, the supply of sapphire would be further increased. In the absence of a sufficient increase in demand for sapphire, this would likely be detrimental to sapphire pricing and to our gross margins. In addition, competitors who lose a key customer or go out of business might release excess sapphire inventory onto the market, depressing product prices. For example, the bankruptcy filings by GT Advanced Technologies Inc. (“GTAT”) have raised uncertainty as to the disposition of their furnaces and inventories. Any of these competitive threats could have a material adverse effect on our business, operating results or financial condition.

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

In 2014 and 2013, revenue from international sales was approximately 86% and 89%, respectively, of our total revenue. We expect that revenue from international sales will continue to constitute a significant portion of our total revenue for the foreseeable future. Our international sales are subject to a variety of risks, including risks arising from:

•	trading restrictions, tariffs, trade barriers and taxes;

•	differing intellectual property laws;

•	economic and political risks, wars, acts of terrorism, political unrest, pandemics, boycotts, curtailments of trade and other business restrictions;

•	the difficulty of enforcing contracts and collecting receivables through some foreign legal systems;

•	unexpected changes in regulatory requirements and other governmental approvals, permits and licenses;

•	sales variability as a result of transacting our foreign sales in U.S. dollars as prices for our products become less competitive in countries with currencies that are low or are declining in value against the U.S. dollar and more competitive in countries with currencies that are high or increasing in value against the U.S. dollar; and

•	periodic foreign economic downturns.

Our future success will depend on our ability to anticipate and effectively manage these and other risks associated with our international sales. Our failure to manage any of these risks could harm our operating results.

Our gross margins could fluctuate as a result of changes in our product mix and other factors, which may adversely impact our operating results.

We anticipate that our gross margins will fluctuate from period to period as a result of the mix of products that we sell in any given period. For example, in 2014, core and polishing revenue accounted for 65% and 18% of total revenue, respectively, while in 2012, it represented 15% and 75%, respectively. If our sales mix shifts to lower margin products in future periods, our overall gross margin levels and operating results would be adversely impacted. Increased competition and the adoption of alternatives to our products, more complex engineering requirements, lower demand and other factors may lead to a further downward shift in our product margins, leading to price erosion and lower revenues for us in the future.

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

The technology used in the LED and SoS industries changes rapidly, and if we are unable to modify our products to adapt to future changes in these industries, we will be unable to attract or retain customers.

We do not design or manufacture LEDs or SOS chips. Our ability to increase our revenue into these markets depends on continued advancement in the design and manufacture of LEDs and SoS chips by others.

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

In addition, although sapphire is currently the preferred substrate material for HB white, blue and green LED applications, we cannot provide assurance that the LED market will continue to demand the performance attributes of sapphire. Silicon carbide is another substrate material currently used for certain LED applications, including some that also use sapphire substrates. Other substrates being investigated and used in research and development for certain LED applications are silicon, aluminum nitride, zinc oxide and bulk gallium nitride. If sapphire is displaced as the substrate of choice for certain LED applications, our financial condition and results of operations would be materially and adversely affected unless we were able to successfully offer the competing substrate material.

The developer of SoS technology redesigned its high-volume products to eliminate sapphire in favor of a less expensive material, and now makes Silicon-on-Insulator chips as well as SoS chips. Currently, sapphire continues to be preferred by this customer for products used in certain high-performance or rugged situations. However, further changes in the customer’s technology could displace sapphire completely, causing our revenue to be reduced.

Our results of operations, financial condition and business will be harmed if we are unable to effectively match our capacity with customer demand.

The markets we serve are emerging markets. As a result, there can be significant fluctuations in demand for our products, which may result in our manufacturing facilities being underutilized from time to time, which can negatively impact our gross margins and overall business. Currently, there is limited demand for sapphire wafers. As a result, we currently are not fully utilizing our manufacturing facilities. We expect this underutilization of some of our manufacturing facilities to continue at least into the first half of 2015. There can be no assurance that such market changes will not occur again in the future adversely affecting our profitability.

From time to time we have expanded our production capacity as demand for our products strengthened. Capacity expansion involves significant risks, including the availability of capital equipment and the timing of its installation, availability and timing of required electric power, management of expansion costs, timing of production ramp-up, qualification of new equipment and demands on management’s time. If our business does not grow fast enough to utilize the new capacity effectively, our business and financial results could be adversely affected. Conversely, delays in expanding our manufacturing capacity could impact our ability to meet future demand for our products. As a result, we might not be able to fulfill customer orders in a timely manner, which could adversely affect our customer relationships and operating results. Moreover, our efforts to increase our production capacity may not succeed in enabling us to manufacture the required quantities of our products in a timely manner or at the gross margins that we achieved in the past.

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

Our success depends on our continued ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, manufacturing, administrative and sales and marketing personnel. Competition for these individuals is intense, and we may not be able to successfully recruit, assimilate or retain sufficiently qualified personnel. In particular, we may encounter difficulties in recruiting and retaining a sufficient number of qualified technical personnel. The inability to attract and retain necessary technical, managerial, manufacturing, administrative and sales and marketing personnel could harm our ability to obtain new customers and develop new products and could adversely affect our business and operating results. In addition, the loss of the services, or distraction, of our senior management for any reason could adversely affect our business, operating results and financial condition.

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

We depend on a small number of suppliers for certain raw materials, components, services and equipment used in manufacturing our products, including key materials such as aluminum oxide powder and certain furnace components. We generally purchase these items with purchase orders, and we have no guaranteed supply arrangements with such suppliers. We are subject to variations in the cost of raw materials and consumables from period to period. We do not control the time and resources that these suppliers devote to our business, and we cannot be sure that these suppliers will perform their obligations to us or do so on a timely basis. In addition, some of these suppliers are located in regions of the world that may experience periods of political or economic instability, which could inhibit their ability to supply necessary materials to us.

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

To protect our technology, we have chosen to rely primarily on trade secrets and to a lesser extent publicly filed patents. Trade secrets are inherently difficult to protect. While we believe we use reasonable efforts to protect our trade secrets, our directors, employees, consultants or contractors may unintentionally or willfully disclose our information to competitors, whether during or after the termination of their services to our company. If we were to seek to enforce a claim that a third party had illegally obtained and was using our trade secrets, it would be expensive and time consuming, and the outcome would be unpredictable.

In addition, courts outside the U.S. are sometimes less willing to protect trade secrets than U.S. courts. Moreover, if our competitors independently develop equivalent knowledge, methods and know-how, it will be more difficult for us to protect our intellectual property and our business could be harmed.

We have six issued patents covering our products and technologies and twenty-four patent applications pending. There can be no assurance that our pending patents will be issued or that any patents issued will be of significant value to our business. Our commercial success will depend on obtaining and maintaining trade secret, patent and other intellectual property protection of our products and technologies. We will only be able to protect products and technologies from unauthorized use by third parties to the extent that valid, protectable and enforceable trade secrets, patents or other intellectual property rights cover them.

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

Our operations are concentrated in a small number of facilities, and the unavailability of one or more of these facilities could harm our business.

Our manufacturing, research and development, sales and marketing, and administrative activities are concentrated in three facilities in the Chicago metropolitan area and one facility in Penang, Malaysia. Should a natural disaster, act of terrorism or outbreak of disease severely affect the Chicago area, our operations could be significantly impacted. We may not be able to replicate the manufacturing capacity and other operations of our Chicago facilities in our Malaysian facility or elsewhere, or such replication could take significant time and resources to accomplish. The disruption from such an event could adversely affect or interrupt entirely our ability to conduct our business. Similarly, should a disruption from such an event occur at our Malaysia facility, the disruption could adversely affect or interrupt our ability to conduct our business.

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

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

The trading price of our common stock has been and will likely continue to be volatile due to various factors, some of which are beyond our control, and each of which could adversely affect our stockholders’ value.

From our initial public offering through March 6, 2015, the trading price of our common stock has ranged from a low of $2.50 to a high of $35.90.

Factors related to our company and our business, as well as broad market and industry factors, may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuations in our stock price include, among other things:

•	changes in market valuations of other companies in our industry;

•	changes in financial guidance or estimates by us, by investors or by any financial analysts who might cover our stock or our industry;

•	our ability to meet the performance expectations of financial analysts or investors;

•	our ability to develop and market new and enhanced products on a timely basis;

•	credit conditions;

•	announcements by us or our competitors of significant products, contracts, acquisitions or strategic partnerships;

•	general market and economic conditions; and

•	the size of the public float of our stock.

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

The declaration, payment and amount of any future dividends will be made at the discretion of our Board of Directors and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors the Board of Directors considers relevant. The payment of dividends is prohibited pursuant to the terms of our existing credit facility without the lender’s consent. There is no plan to pay dividends in the foreseeable future, and if dividends are paid, there can be no assurance with respect to the amount of any such dividend.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our executive, research and development and manufacturing functions are located on properties that we lease or own. We lease properties in Franklin Park, Illinois and Bensenville, Illinois. These facilities total approximately 62,000 square feet in three buildings, which includes 30,000 square feet in our Bensenville, Illinois facility. The leases for these facilities terminate from July 2018 through June 2019. We own a 134,400 square foot facility in Batavia, Illinois. We also own a 65,000 square foot facility in Penang, Malaysia, which processes sapphire grown by us in our Illinois facilities into finished cores and wafers.

ITEM 3.	LEGAL PROCEEDINGS

From time to time we may be named in claims arising in the ordinary course of business. Currently, there are no legal proceedings or claims pending against us or involving us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business or financial condition.

The Company’s leased premises at 900 E. Green St., Bensenville, IL (the “Property”) are subject to a foreclosure action (the “Action”) brought by the Property’s mortgagee against, amongst other parties, the titleholder of the Property. The Company, as a tenant of the Property, is named as a defendant in the Action. The Company does not anticipate that the Action will result in the Company having to vacate the Premises.

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

Market Information

Our common stock began trading on the NASDAQ Global Market under the symbol “RBCN” on November 16, 2007. The following table sets forth the high and low sales prices for our common stock as reported on the NASDAQ Global Market for the periods indicated:

	High	Low
Fiscal year ended December 31, 2014
First Quarter	$14.67	$9.85
Second Quarter	$13.20	$6.93
Third Quarter	$9.70	$4.23
Fourth Quarter	$5.95	$3.56

	High	Low
Fiscal year ended December 31, 2013
First Quarter	$6.97	$4.83
Second Quarter	$9.05	$5.91
Third Quarter	$13.78	$7.73
Fourth Quarter	$11.82	$8.38

Holders

As of March 9, 2015, our common stock was held by approximately 27 stockholders of record and there were 26,197,843 shares of our common stock outstanding.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain future earnings to finance the growth and development of our business, and we do not anticipate declaring or paying any cash dividends in the foreseeable future. The declaration, payment and amount of any future dividends will be made at the discretion of our Board of Directors.

Performance Graph

The graph below matches Rubicon Technology, Inc.’s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite Index and the RDG Technology Composite Index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2009 to December 31, 2014.

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Rubicon Technology, Inc	100.00	103.79	46.23	30.08	48.99	22.50
NASDAQ Composite	100.00	117.61	118.70	139.00	196.83	223.74
RDG Technology Composite	100.00	111.01	110.85	126.07	167.16	193.22

The stock price performance reflected in this graph is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere herein. The consolidated balance sheet data as of December 31, 2014 and 2013 and the consolidated statements of operations data for the years ended December 31, 2014, 2013 and 2012 are derived from our audited consolidated financial statements following the signature page in this Form 10-K, which have been prepared in accordance with generally accepted accounting principles in the U.S. The consolidated balance sheet data as of December 31, 2012, 2011 and 2010 and the consolidated statements of operations data for the years ended December 31, 2011 and 2010 have been derived from our audited consolidated financial statements, which are not included in this Form 10-K.

SELECTED CONSOLIDATED FINANCIAL DATA

	Year ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, other than share and per share data)
Consolidated statements of operations data:
Revenue	$45,685	$41,513	$67,243	$134,000	$77,362
Cost of goods sold	75,372	63,434	67,283	64,365	36,205

Gross (loss) profit	(29,687)	(21,921)	(40)	69,635	41,157
Operating expenses:
General and administrative	9,863	8,629	9,018	11,336	9,883
Sales and marketing	1,468	1,521	1,685	1,658	1,267
Research and development	1,861	2,263	2,274	1,806	1,079
Loss on disposal of assets	734	550	19	84	234

Total operating expenses	13,926	12,963	12,996	14,884	12,463

Income (loss) from operations	(43,613)	(34,884)	(13,036)	54,751	28,694
Other (expense) income, net	(302)	(627)	450	(118)	346

Income (loss) before income taxes	(43,915)	(35,511)	(12,586)	54,633	29,040
Income tax benefit (expense)	(78)	5,160	7,048	(16,574)	71

Net (loss) income	$(43,993)	$(30,351)	$(5,538)	$38,059	$29,111

Net (loss) income per common share
Basic	$(1.70)	$(1.35)	$(0.25)	$1.67	$1.34
Diluted	$(1.70)	$(1.35)	$(0.25)	$1.61	$1.28

Weighted average common shares outstanding used in computing net income (loss) per common share
Basic	25,815,405	22,572,212	22,523,951	22,852,205	21,726,090
Diluted	25,815,405	22,572,212	22,523,951	23,596,162	22,790,896

	As of December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$24,353	$21,071	$19,573	$4,290	$16,073
Working capital	79,650	79,768	114,337	119,056	106,524
Total assets	194,906	202,695	248,096	259,952	206,742
Total stockholders’ equity	188,560	195,791	225,386	228,231	192,094

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We are a vertically integrated, advanced electronic materials provider specializing in monocrystalline sapphire for applications in light-emitting diodes (“LEDs”), optical systems and specialty electronic devices. Sapphire is also used as an exterior component in mobile devices, specifically camera lens covers, dual flashes and home buttons on certain newer model smartphones and as the crystal covering the faces of certain smart watches. Sapphire was adopted for use on the home button on certain smartphones because of the scratch resistance and increased touch capacitance it offers, which are important characteristics to ensure the effectiveness of the fingerprint recognition security built into the device. We believe that the use of fingerprint recognition security and other biometrics could become more prevalent in the future, which could become a strong growth driver for sapphire. In addition, some consumer electronics OEMs are using full sapphire faceplates for smartphones, in limited volume. If sapphire smartphone faceplates were widely adopted, this would become the world’s largest application for sapphire. We apply our proprietary crystal growth technology to produce high-quality sapphire products efficiently to supply both high-volume and niche end-markets, and we work closely with our customers to meet their quality and delivery needs.

Our largest product lines are:

•	sapphire cores, two to six inches in diameter, which our customers further process into wafers for use in LED applications and into components such as lens covers for mobile devices;

•	four and six-inch sapphire wafers that are used as substrates for the manufacture of LED chips and to a lesser extent for other semiconductor applications such as SoS RFICs; and

•	four, six, and eight-inch patterned sapphire wafers (“PSS”) which are polished wafers that undergo additional processes of photolithography and dry plasma etching to produce a patterned surface which enhances LED light extraction efficiency (LEE); and

•	optical sapphire components in various shapes and sizes, including round and rectangular windows and blanks, domes, tubes and rods. These optical sapphire products are used in equipment for a wide variety of end markets, including defense and aerospace, medical devices, oil and gas drilling, semiconductor manufacturing and other markets.

The most significant developments in the sapphire industry in 2014 were in the mobile device segment. The adoption of sapphire in mobile devices continued to expand with the introduction of new products and the announcement of others which are expected to go to market in the near future. The home button in the latest version of the iPad has sapphire content as does the iPhone. The Apple watch, which is expected to be introduced in the market in early 2015, has sapphire content, as do at least two other smart watches manufactured by others already in the market. In addition, Kyocera has introduced a new smartphone with a sapphire faceplate and a Chinese smartphone manufacturer has announced plans to do the same. However, the industry expectation was that at least one version of the iPhone 6 introduced in the third quarter of 2014 would have a sapphire faceplate. That did not happen and the subsequent bankruptcy filing by GT Advanced Technologies Inc. (“GTAT”) has raised considerable speculation on how the mobile device segment of the sapphire market will continue to evolve. It is difficult to determine the future impact of the GTAT bankruptcy on sapphire supply and demand as it is unknown what will be the disposition of their furnaces and sapphire inventory. While we do not know whether Apple has changed its overall strategy around sapphire, Apple and other mobile device manufacturers continue to expand the use of sapphire in more of their products. We expect this trend to continue, and this segment of the market has the potential to become the largest consumer of sapphire in a relatively short period of time. We have participated in the mobile device market and will continue to participate in that market.

Currently, the LED market remains the largest consumer of sapphire. For the LED market, we sell core material primarily in two to four-inch diameters, and polished and patterned wafers primarily in four, six and eight-inch diameters. Eight-inch wafers are sold primarily for customers’ research and development efforts at this time. We have the ability to produce cores and wafers of up to twelve inches in diameter to support production of chips for next-generation LED and other electronic applications. Larger sapphire also has current applications in the optical markets. In other semiconductor markets, we sell primarily six-inch wafers; our major customer in that market, however, has modified its technology to produce its higher volume RFIC products on a substrate other than sapphire, a development which has significantly reduced the amount of sapphire demand from that market. However, this customer recently introduced a new high-frequency switch which is manufactured on a sapphire substrate. We do not yet know the potential impact from the introduction of this new product. Other non-LED semiconductor customers are using sapphire in research and development at this time.

We have been focusing our efforts on a newer product offering, patterned sapphire substrates or “PSS”. HB LED chip manufacturers etch a pattern onto the surface of the sapphire wafer in the early stages of their production process in order to improve light output. We have leveraged our capability in producing larger diameter sapphire wafers to offer pre-patterned, larger diameter (four-inch and six-inch) wafers to the LED market.

We sell our products on a global basis. The Asian, North American, European, and Australian markets accounted for 79%, 14%, 5% and 2%, respectively, of our revenue for the year ended December 31, 2014, 60%, 11%, 4% and 24%, respectively, of our revenue for the year ended December 31, 2013 and 48%, 17%, 16% and 19%, respectively, of our revenue for the year ended December 31, 2012. The LED market continues to grow and applications for sapphire continue to expand beyond LED lighting. However, the sapphire market remained challenging throughout 2013 and 2014, with continued pricing pressure and fluctuations in demand. We experienced relatively strong demand for our core products throughout 2013 and 2014 with stronger demand from the LED general lighting market and the adoption of sapphire in newer applications like the lens cover, dual flash and home button on certain smartphones, however, pricing was low. In 2014, we began selling four-inch polished wafers into the LED market, but at low prices in an effort to gain market share. We expect pricing for sapphire cores to increase gradually as excess sapphire capacity in the market is absorbed by growing demand from the LED and other markets. We also began shipping production wafers of PSS wafers in 2014 in both four-inch and six-inch diameters. We have been focusing our efforts on continuing to qualify more customers for our patterned sapphire substrate wafers and expect volumes to improve throughout 2015.

We currently depend on a small number of suppliers for certain raw materials, components, services and equipment, including key materials such as aluminum oxide powder and certain furnace components. If the supply of these components were to be disrupted or terminated, or if these suppliers were unable to supply the quantities of raw materials required, we may have difficulty in finding, or may be unable to find, alternative sources for these items. As a result, we may be unable to meet the demand for our products, which could have a material adverse impact on our business.

We manage direct sales primarily from our Bensenville, Illinois offices. Substantially all of our revenue is generated by our direct sales force and we expect this to continue in the future.

We manufacture and ship our products from our facilities in the Chicago metropolitan area and from our facility in Penang, Malaysia. We have approximately 226,400 square feet of manufacturing and office space in Batavia, Franklin Park and Bensenville, Illinois and a 65,000 square foot facility in Penang, Malaysia, which processes sapphire grown by us in our Illinois facilities into finished cores and wafers. Our Malaysia facility currently finishes the majority of our core, wafer and PSS production. In March 2012, we acquired additional land in Batavia, Illinois to expand our crystal growth capacity. We have not yet determined when we will begin construction on this facility. Our leased premises at 900 E. Green St., Bensenville, IL are subject to a foreclosure action brought by our property’s mortgagee against, amongst other parties, the titleholder of the property. We, as a tenant of the property, are named as a defendant in the action. We do not anticipate that the action will result in us having to vacate the premises.

Financial operations

Revenue. Our revenue consists of sales of sapphire materials sold in core, polished and patterned substrate forms in two, three, four, six and eight-inch diameters as well as optical materials sold as blanks or polished windows. Products are made to varying specifications, such as crystal planar orientations and thicknesses. We recognize research and development revenue in the period during which the related costs are incurred.

We are seeking to increase sales of large diameter polished and PSS wafers as well as continuing to grow our presence in the optical market. The sapphire market has been fairly volatile for the majority of 2012 through 2014, as excess inventory of all products have resulted in weak pricing. While we expect demand for the LED chips to slowly strengthen throughout 2015 with increased adoption of LED lighting, it is difficult to predict how quickly the excess capacity will be absorbed and when the pricing environment will improve.

Historically, a substantial portion of our revenue has been derived from sales to a small number of customers. For the years ended December 31, 2014, 2013 and 2012 our top two customers accounted for approximately 36%, 44% and 67% of our revenue, respectively. Other than as discussed above, none of our customers accounted for more than 10% of our revenue for such periods. Although we are attempting to diversify and expand our customer base, we expect our revenue to continue to be concentrated among a small number of customers. We expect that our significant customers may change from period to period.

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

Provision for income tax. We account for income taxes under the asset and liability method whereby the expected future tax consequences of temporary differences between the book value and the tax basis of assets and liabilities are recognized as deferred tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to be recognized. We completed an analysis of the utilization of net operating losses subject to limits based upon certain ownership changes as of March 31, 2014. The results of this analysis indicated no ownership change limiting the utilization of net operating losses and tax credits. We believe that an updated analysis will not likely indicate an ownership change that would limit the utilization of net operating losses and tax credits at December 31, 2014.

In accordance with ASC740 “Accounting for Income Taxes” (“ASC740”), we evaluate our deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted. ASC740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. We are in a cumulative loss position for the past three years which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. Based on an evaluation in accordance with the accounting standards, as of December 31, 2014 and 2013, a valuation allowance of $27.2 million and $9.5 million, respectively, has been recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. Until an appropriate level of profitability is attained, we expect to maintain a full valuation allowance on our U.S. net deferred tax assets. Any U.S. tax benefits or tax expense recorded on the Consolidated Statement of Operations will be offset with a corresponding valuation allowance until such time that we change our determination related to the realization of deferred tax assets. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

The Illinois State Legislature has suspended the full use of net operating loss carryforwards for taxable years ended after December 31, 2010 and before December 31, 2011, and has limited the net operation loss deduction to $100,000 for the years ended December 31, 2012 through December 31, 2013.

Stock-based compensation. The majority of our stock-based compensation relates primarily to administrative personnel and is accounted for as a G&A expense. For the years ended December 31, 2014, 2013 and 2012, our stock-based compensation expense was $1.4 million, $1.6 million and $2.0 million, respectively.

RESULTS OF OPERATIONS

The following table sets forth our statements of operations for the periods indicated:

	Year ended December 31,
	2014	2013	2012
	(in millions)
Revenue	$45.7	$41.5	$67.2
Cost of goods sold	75.4	63.4	67.3

Gross loss	(29.7)	(21.9)	(0.1)

Operating expenses:
General and administrative	9.9	8.6	9.0
Sales and marketing	1.4	1.5	1.7
Research and development	1.9	2.3	2.3
Loss on disposal of assets	0.7	0.6	—

Total operating expenses	13.9	13.0	13.0

Loss from operations	(43.6)	(34.9)	(13.1)
Other (expense) income	(0.3)	(0.6)	0.5

Loss before income taxes	(43.9)	(35.5)	(12.6)
Income tax (expense) benefit	(0.1)	5.1	7.1

Net loss	$(44.0)	$(30.4)	$(5.5)

The following table sets forth our statements of operations as a percentage of revenue for the periods indicated:

	Year ended December 31,
	2014	2013	2012
	(percentage of total)
Revenue	100%	100%	100%
Cost of goods sold	165	153	100

Gross loss	(65)	(53)	—

Operating expenses:
General and administrative	22	21	13
Sales and marketing	3	4	3
Research and development	4	5	3
Loss on disposal of assets	1	1	—

Total operating expenses	30	31	19

Loss from operations	(95)	(84)	(19)
Other (expense) income	(1)	(1)	—

Loss before income taxes	(96)	(85)	(19)
Income tax (expense) benefit	—	12	11

Net loss	(96%)	(73%)	(8%)

Comparison of years ended December 31, 2014 and 2013

Revenue. Revenue was $45.7 million for the year ended December 31, 2014 and $41.5 million for the year ended December 31, 2013, an increase of $4.2 million. We experienced increased revenue from sales of our core products by $6.6 million, of which $5.0 million was attributable to an increase in volume and $1.6 million was attributed to slightly higher pricing, primarily related to our four-inch core products. We experienced a decrease in revenue from sales of our polished wafers of $4.2 million which was comprised of an increase in revenue from products sold into the LED market of $6.0 million offset by a decrease in revenue from our products sold into the SoS market of $10.2 million. In early 2014, the manufacturer of the majority of SoS chips introduced new products that are produced on a substrate other than sapphire which significantly reduced the amount of sapphire wafers we sold into this market. Revenue from polished wafers increased by $2.9 million from higher volume and decreased by $7.1 million due to lower pricing. We had increased revenue of $2.5 million from optical products due to an increase in the sales of sapphire for sensor and instrumentation applications and had decreased R&D revenue of $768,000 as a result of timing of costs incurred.

Demand for our core products fluctuated throughout 2014. Stronger demand for two and four-inch core in the first half of 2014 resulted in improved pricing for the first time in two years. However, inventory fluctuations, seasonality in demand and changes in currency exchange rates resulted in pricing declines in the second half of 2014. We expect to see demand for core material to slowly increase in coming quarters as the excess inventory in the supply chain is reduced and LED demand resumes However, we expect sapphire pricing to remain challenging for at least the next few quarters. We are continuing to qualify customers for our PSS wafer products, and look to see an increase in revenue from PSS sales into 2015. We operate in an extremely volatile market, so the amount of price or volume change is difficult to predict.

Gross loss. Gross loss was $29.7 million and $21.9 million for the years ended December 31, 2014 and 2013, respectively, an increased loss of $7.8 million. The increase in gross loss is primarily due pricing of our polished wafer products at below cost. For the years ended December 31, 2014 and 2013, we determined we were not operating at capacity and recorded costs associated with the lower utilization of equipment and staff of $7.8 million and $13.2 million, respectively. For the years ended December 31 2014 and 2013, we determined we had inventory that was excess and obsolete and recorded an adjustment that decreased inventory and increased costs of goods sold by $2.4 million and $1.8 million, respectively. At times throughout 2014, we accepted orders for our core and wafer products at prices lower than cost and recorded an adjustment that decreased inventory and increased costs of goods sold by $1.7 million. During 2013, we accepted orders for our core products at prices lower than cost and recorded an adjustment that decreased inventory and increased costs of goods sold by $421,000. Additionally, during the year ended December 31, 2014, we began to move towards a new polishing platform, resulting in an adjustment that decreased other inventory supplies and increased costs of goods sold by $1.9 million.

General and administrative expenses. G&A expenses were $9.9 million for the year ended December 31, 2014 and $8.6 million for the year ended December 31, 2013, an increase of $1.3 million. The increase is primarily attributable to an increase in employee compensation costs of $815,000, of which $704,000 is attributable to the restructuring of the management team. We also experienced an increase in financing and consulting fees of $363,000 in 2014.

Sales and marketing expenses. Sales and marketing expenses were $1.4 million and $1.5 million for the years ended December 31, 2014 and 2013, a decrease of $53,000. The decrease is primarily attributable to a decrease in employee compensation.

Research and development expenses. R&D expenses were $1.9 million for the year ended December 31, 2014 and $2.3 million for the year ended December 31, 2013, a decrease of $402,000. The decrease is primarily related to moving our PSS project from R&D into production.

Other income (expense). Other expense was $302,000 and $627,000 for the years ended December 31, 2014 and 2013, respectively, a decrease of $325,000. The decrease in other expense is primarily attributable to an increase in realized gains on investments of $258,000.

Income tax (expense) benefit. Income tax expense was $78,000 for the year ended December 31, 2014 and income tax benefit was $5.1 million for the year ended December 31, 2013. In accordance with ASC740 “Accounting for Income Taxes” (“ASC740”), we evaluate our deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted. ASC740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. We are in a cumulative loss position for the past three years which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. Based on an evaluation in accordance with the accounting standards, as of December 31, 2014 and 2013, a valuation allowance of $27.2 million and $9.5 million, respectively has been recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. Until an appropriate level of profitability is attained, we expect to maintain a full valuation allowance on our U.S. net deferred tax assets. Any U.S. tax benefits or tax expense recorded on the Consolidated Statement of Operations will be offset with a corresponding valuation allowance until such time that we change our determination related to the realization of deferred tax assets. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

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

Demand for our core products increased throughout 2013 with stronger demand from the LED general lighting market and the adoption of sapphire in newer applications like the lens cover, dual flash and home button on certain smartphones. As a result, pricing gradually increased for our core products in the second half of 2013. We continued to experience limited demand for LED polished wafers during 2013.

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

Research and development expenses. R&D expenses were $2.3 million for the years ended December 31, 2013 and 2012. We experienced a decrease in employee compensation costs offset by an increase in spending on certain R&D projects.

Other income (expense). Other expense was $627,000 for the year ended December 31, 2013 and other income was $450,000 for the year ended December 31, 2012, an increase in other expense of $1.1 million. The increase was primarily due to an increase of $932,000 from realized losses on foreign currency translation and an increase in interest expense of $95,000.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations using a combination of issuances of common stock and cash generated from our operations. On January 2, 2013, we entered into a three-year term agreement with a bank to provide us with a senior secured credit facility of up to $25.0 million. The agreement provides for us to borrow up to 80% of the value of eligible accounts receivable and up to 35% of the value of for domestically held raw material and finished goods inventory. Advances against inventory are limited to the lesser of 40% of the aggregate outstanding principal on the revolving line of credit and $10.0 million. We have the option to borrow at an interest rate of LIBOR plus 2.75% or the Wall Street Journal prime rate prime rate plus 0.50%. If we maintain liquidity of $20.0 million or greater with the lending institution, then the borrowing interest rate options are LIBOR plus 2.25% or the Wall Street Journal prime rate. The unused revolving line facility fee is 0.375% per annum. The facility is secured by a first priority interest in substantially all of our personal property, excluding intellectual property. We are required to maintain an adjusted quick ratio of 1.40 to 1.00, maintain operating and other deposit accounts with the bank or bank’s affiliates of 25% of our total worldwide cash, securities and investments, and we can only pay dividends or repurchase capital stock with the bank’s consent during the three year term. As of December 31, 2014 we have not yet borrowed against our debt facility.

As of December 31, 2014, we had cash and short term investments totaling $44.9 million, including cash of $2.4 million held in deposits at major banks, $22.0 million invested in money market funds and $20.5 million of short term investments including corporate notes and bonds and FDIC guaranteed certificates of deposit.

Cash flows from operating activities

	Year ended December 31,
	2014	2013	2012
	(in millions)
Net loss	$(44.0)	$(30.4)	$(5.5)
Non-cash items:
Depreciation and amortization	13.6	12.7	12.0
Stock based compensation and other, net	1.9	2.1	2.0
Deferred taxes	0.1	(5.2)	(6.3)
Excess tax benefits from stock based compensation	—	0.1	(0.2)

Total non-cash items:	15.6	9.7	7.5

Working capital:
Accounts receivable	(4.8)	9.1	20.0
Accounts payable	(0.6)	(4.4)	(4.0)
Other accruals	(0.1)	(1.1)	(0.4)
Inventories	11.3	13.0	(24.2)
Prepaid expenses and other assets	3.4	4.5	3.9

Total working capital items:	9.2	21.1	(4.7)

Net cash (used in) provided by operating activities	$(19.2)	$0.4	$(2.7)

Cash used in operating activities was $19.2 million for the year ended December 31, 2014. During such period, we generated a net loss of $44.0 million, which included non-cash charges of $15.6 million, and an increase in cash from net working capital of $9.2 million. The net working capital increase was driven by a decrease in inventory of $11.3 million, as we decreased our inventory levels of raw materials, work in process, and finished goods, and a decrease in other prepaid assets, primarily related to a decrease in the other inventory supplies used in the polishing process as we move to a new polishing platform. These working capital increases were partially offset by an increase in accounts receivable of $4.8 million as we extended terms to some customers previously with prepay terms and a decrease in accounts payable of $637,000 due to timing of payments.

Cash provided by operating activities was $412,000 for the year ended December 31, 2013. During such period, we generated a net loss of $30.4 million, which included non-cash charges of $9.7 million, and an increase in cash from net working capital of $21.1 million. The net working capital increase was driven by a decrease in inventory of $13.0 million as we used a significant portion of our sapphire boules stock, a decrease in accounts receivable of $9.1 million due to an overall decreased accounts receivables balance on lower revenues and a decrease in other prepaid assets of $4.5 million, primarily related to a decrease in the purchase of furnace construction and replacement parts and items used in the polishing of wafers. These working capital increases were partially offset by a decrease in accounts payable of $4.4 million due to timing of payments.

Cash used in operating activities was $2.7 million for the year ended December 31, 2012. During such period, we generated a net loss of $5.5 million, which included non-cash charges of $7.5 million, and a decrease in cash from net working capital of $4.7 million. The net working capital decrease was comprised of an increase in inventory of $24.2 million primarily due to an increase in our stock of raw materials and sapphire boules and a decrease in accounts payable of $4.0 million due to timing of payments. These working capital decreases were partially offset by a decrease in accounts receivable of $20.0 million due to significant collections from several key customers and an overall decreased accounts receivables balance on lower revenues and a decrease in other prepaid assets of $3.9 million, primarily related to a decrease in the purchase of furnace construction and replacement parts and items used in the polishing of wafers.

Cash flows provided by (used in) investing activities

The following table represents the major components of our cash flows from investing activities for the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31,
	2014	2013	2012
	(in millions)
Purchases of property and equipment:
Machinery and equipment for crystal growth	$(1.2)	$(0.9)	$(5.1)
Land and building improvements	—	—	(2.4)
Increase capacity in other areas	(5.6)	(7.8)	(3.5)
Proceeds from disposal of assets	—	0.1	—

Total purchases of property and equipment, net of proceeds from disposal of assets	(6.8)	(8.6)	(11.0)

Purchases of investments	(28.8)	(2.0)	(5.3)
Proceeds from sale of investments	22.7	11.4	34.3

Net cash (used in) provided by investing activities	$(12.9)	$0.8	$18.0

Net cash used in investing activities was $12.9 million for the year ended December 31, 2014, and net cash provided by investing activities was $770,000 and $18.0 million for the years ended December 31, 2013 and 2012, respectively. In 2014, we used approximately $5.6 million for machinery and equipment to begin upgrading our polishing platform as well as add capacity to our patterned polished substrate platform. We used proceeds from our common stock offerings of approximately $28.8 million to purchase investment securities partially offset by the sale of investments of $22.7 million which were used to fund operations and capital spending. In 2013, we used approximately $7.8 million for machinery and equipment for our patterned polished substrate production at our Malaysia facility, as well as to enhance our current polishing platform in Malaysia. This was offset by proceeds (net of purchases of investments of $2.0 million) from the sale of investments of $9.4 million. In 2012, we used approximately $7.5 million to continue to complete and equip our crystal growth facility in Batavia, Illinois and approximately $3.5 million to increase capacity in other areas. This was offset by sales of investments (net of purchases of investments of $5.3 million) of $29.0 million.

We anticipate capital expenditures in 2015 to be between $5.0 million and $10.0 million and to primarily be focused on investment in equipment to enhance our polishing platform and produce patterned sapphire substrates.

Cash flows provided by (used in) financing activities

Net cash provided by financing activities was $ 35.1 million, $32,000 and $250,000 for the years ended December 31, 2014, 2013 and 2012 respectively. Net cash provided by financing activities in 2014 represents $35.0 million in proceeds from the issuance of common stock, net of issuance costs, and $256,000 in net proceeds from the exercise of stock options. Net cash provided by financing activities in 2013 was primarily the result of proceeds from the exercise of stock options of $140,000 offset by a change in the tax benefits related to stock based compensation of $114,000. Net cash provided by financing activities in 2012 was primarily the result of excess tax benefits related to stock based compensation of $160,000 and proceeds from the exercise of stock options of $72,000.

Future liquidity requirements

We believe that our existing cash, cash equivalents, investments, anticipated cash flows from operating activities and secured credit facility will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our cash needs include cash required to fund our operations, and the capital needed to fund any expansion in the U.S. and Asia and investments in new product development. If the assumptions underlying our business plan regarding future revenues and expenses change, or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or convertible debt securities. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we obtain additional debt financing or draw on our credit facility, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. If we are unable to obtain financing on terms favorable to us, we may be unable to successfully execute our business plan.

Contractual obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments at December 31, 2014. Changes in our business needs as well as actions by third parties and other factors may cause these estimates to change. Because these estimates are complex and necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table. The following table sets forth information relating to our contractual obligations at December 31, 2014:

		Payments due in
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Operating lease obligations	$2.4	$0.7	$1.6	$0.1	$—
Purchase obligations	4.9	4.3	0.6	—	—

Total contractual obligations	$7.3	$5.0	$2.2	$0.1	$—

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Interest rate risk. We do not have any long-term borrowings. Our investments consist of cash, cash equivalents, investment grade commercial paper, FDIC guaranteed certificates of deposits, corporate notes and government securities. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Inventory. We value our inventory at the lower of cost or market. Market is determined based on net realizable value. Costs for raw materials are based on actual costs on a first-in, first-out basis and costs for work in process and finished goods are based on a weighted average cost basis. We establish inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based on customer required specifications. We evaluate the ability to realize the value of our inventory based on a combination of factors, including forecasted sales, estimated current and future market value and changes in customers’ product specifications. For the years ended December 31, 2014 and 2013, we determined we had inventory that was excess or obsolete and recorded an adjustment which reduced inventory and increased costs of goods sold by $2.4 million and $604,000, respectively. We also sold our core material and polished wafers at prices lower than our cost. Based on those sales prices, we recorded at December 31, 2014 and 2013 a lower of cost or market adjustment which reduced inventory and increased cost of goods sold by $1.7 million and $421,000, respectively. As of December 31, 2014, prices for our core and wafer products remained below cost. Our method of estimating excess and obsolete inventory has remained consistent for all periods presented. However, if our recognition of excess or obsolete inventory is, or if our estimates of our inventory’s potential utility become, less favorable than currently expected, additional inventory reserves may be required.

We determine our normal operating capacity and record as expenses costs attributable to lower utilization of equipment and staff. For the years ended December 31, 2014 and 2013, we determined we were not operating at capacity and recorded costs associated with the lower utilization of equipment and staff of $7.8 million and $13.2 million, respectively. Our crystal growth operation has been at full capacity throughout 2014. The utilization of our polishing operation also is expected to improve as we seek to qualify more customers and therefore increase our production of PSS and as we seek to gain market share in four and six-inch polished wafers. However, until the ramp up occurs, we will incur additional adjustments for lower utilization of our polishing equipment and staff in 2015.

We value our other inventory supplies at cost, based on the purchase prices on a first- in, first out-basis. Other inventory supplies include consumable items used in the manufacturing process as well as repair and maintenance items for our machinery and equipment. As part of moving toward a new polishing platform beginning in 2014, we identified certain other inventory supplies that will no longer be used and recorded an adjustment that reduced other inventory supplies and increased costs of goods sold by $1.9 million.

Investments. We invest available cash primarily in investment grade commercial paper, FDIC guaranteed certificates of deposits, corporate notes and government securities. Investments classified as available-for-sale securities are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Investments in trading securities are reported at fair value, with both realized and unrealized gains and losses recorded in other income (expense), in the Consolidated Statements of Operations. Investments in which we have the ability and intent, if necessary, to liquidate in order to support our current operations are classified as short-term.

We review our available-for-sale securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When we conclude that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Consolidated Statement of Operations. As of December 31, 2014, no impairment was recorded.

Allowance for doubtful accounts. We estimate the allowance for doubtful accounts based on an assessment of the collectability of specific customer accounts. The determination of risk for collection is assessed on a customer-by-customer basis considering our historical experience and expected future orders with the customer, changes in payment patterns and recent information we have about the current status of our accounts receivable balances. If we determine that a specific customer is a risk for collection, we provide a specific allowance for credit losses to reduce the net recognized receivable to the amount we reasonably believe will be collected. If a receivable is deemed uncollectible, and the account balance differs from the allowance provided, the specific amount is written off to bad debt expense. We believe that based on the customers to whom we sell and the nature of our agreements with them, our estimates are reasonable. Our method of estimating collectability has remained consistent for all periods presented and with past collections experience.

Long-Lived assets. We review property and equipment for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. If such events or changes in circumstances occur, we will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the assets are less than the carrying value of the related asset. The impairment loss would adjust the asset to its fair value.

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

In response to our current period operating losses combined with our history of continuing operating losses, we evaluated the recoverability of certain property and equipment. Based upon our assessment using our most recent projections, no impairment to these assets was indicated as of December 31, 2014, as the recoverable amount of undiscounted cash flows exceeded the carrying amount of these assets. To the extent these projections are not achieved, there may be a negative effect on the valuation and carrying value of these assets.

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

The expected term represents the weighted-average period that our stock options are expected to be outstanding and is based upon the vesting term of our options, a review of a peer group of companies, and expected exercise behavior. Until November 2007, we were operating as a private company, and as a result, we were unable to use our actual price volatility data. Therefore, we estimated the volatility of our common stock based on volatility of similar entities over the expected term of our stock options for the year ended December 31, 2012. In 2013, we determined we had enough historical data to use our own stock price as the basis for calculating the volatility rate. As such, we used a three year historical stock price to calculate the volatility rate used for stock options granted in the years ended December 31, 2014 and 2013. We base the risk-free interest rate that we use in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and, therefore, use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The current forfeiture rate of 25.56% was based on our past history of forfeitures.

All option grants made during the years ended December 31, 2014, 2013 and 2012 were granted at an exercise price per share equal to the closing market price of our common stock on the day before the date of the grant. Therefore, there is no intrinsic value because the exercise price per share of each option was equal to the fair value of the common stock on the date of grant. Based on the fair market value of the common stock at December 31, 2014 and 2013, there was no aggregate intrinsic value for options outstanding and exercisable.

We granted RSUs to certain key employees. The fair value of each RSU is the market price on the date of grant and is being recorded as compensation expense ratably over the vesting terms. Each RSU granted will vest according to a specified vesting schedule at each anniversary of grant date and settle in common stock (on a one-for-one basis). The RSUs are forfeited by a participant upon termination for any reason and there is no proportionate or partial vesting in the periods between the vesting dates.

We allocate stock based compensation costs using a straight-line method which amortizes the fair value of each option on a straight-line basis over the service period. Based on the variables affecting the valuation of our common stock and the method used for allocating compensation costs, we recognized $1.4 million in stock-based compensation expense during the year ended December 31, 2014. For more information on stock-based compensation, see Note 6 – Stock Incentive Plans to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Income tax valuation allowance. Evaluating the need for and amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all the positive and negative evidence available to determine whether all or some portion of the deferred tax assets will not be realized. A valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50 percent) that they will not be realized. In general, “realization” refers to the incremental benefit achieved through the reduction in future taxes payable or an increase in future taxes refundable from the deferred tax assets, assuming that the underlying deductible differences and carryforwards are the last items to enter into the determination of future taxable income. In determining our valuation allowance, we consider the source of taxable income including taxable income in prior carryback years, future reversals of existing temporary differences, the required use of tax planning strategies, and future taxable income exclusive of reversing temporary differences and carryforwards. We are in a cumulative loss position for the past three years which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. Under the accounting standards verifiable evidence will have greater weight than subjective evidence such as our projections for future growth. Based on an evaluation in accordance with the accounting standards, as of December 31, 2014 and 2013, a valuation allowance of $27.2 million and $9.5 million, respectively has been recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. Until an appropriate level of profitability is attained, we expect to maintain a full valuation allowance on our U.S. net deferred tax assets. Any U.S. tax benefits or tax expense recorded on the Consolidated Statement of Operations will be offset with a corresponding valuation allowance until such time that we change our determination related to the realization of deferred tax assets. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

Accounting for uncertainty in income taxes. We recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At December 31, 2014 and 2013, we had unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on our financial statements of $1.1 million that are related to tax positions taken in 2012. We recognize interest and/or penalties related to income tax matters in income tax expense.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The standard requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management must evaluate whether it is probable that known conditions or events, considered in the aggregate, would raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. If such conditions or events are identified, the standard requires management’s mitigation plans to alleviate the doubt or a statement of the substantial doubt about the entity’s ability to continue as a going concern to be disclosed in the financial statements. The standard is effective for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. We are evaluating the impact, if any, of adopting ASU 2014-15 on our financial statements.

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

Management’s Evaluation of Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (together, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the year covered by this report. Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and instructions for Form 10-K, and that the information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our certifying officers concluded that these disclosure controls and procedures were effective as of December 31, 2014.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Based on its evaluation, management concluded that our internal controls over financial reporting were effective as of December 31, 2014. As required under this Item 9A, the management’s report titled “Management’s Assessment of Control Over Financial Reporting” is set forth in “Item 8 – Consolidated Financial Statements and Supplementary Data” and is incorporated herein by reference.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2014 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Information required by Items 401, 405, 407(d)(4) and 407(d)(5) of Regulation S-K will be included under the captions “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee” in our proxy statement for our 2015 Annual Meeting of Stockholders and is incorporated by reference herein. If such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed not later than the end of such 120-day period.

We have adopted a Code of Ethics that applies to all of our employees, officers and directors. A copy of the Code of Ethics is available on our website at www.rubicontechnology.com, and any waiver from the Code of Ethics will be timely disclosed on the Company’s website as will any amendments to the Code of Ethics.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K will be included under the captions “Executive Compensation” and “Director Compensation” in our proxy statement for our 2014 Annual Meeting of Stockholders and is incorporated by reference herein. The information required by Item 407(e)(4) and 407(e)(5) of Regulation S-K will be included under the captions “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our proxy statement for our 2015 Annual Meeting of Stockholders and is incorporated by reference herein. If such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed not later than the end of such 120-day period.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table represents securities authorized for issuance under our 2001 Equity Plan and our 2007 Stock Incentive Plan as of December 31, 2014.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under the Equity Compensation Plans (Excluding Securities Reflected in Column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	2,373,017	$10.31	1,772,529

(1)	Approved before our initial public offering.

The information required by Item 403 of Regulation S-K will be included under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” in our proxy statement for our 2015 Annual Meeting of Stockholders and is incorporated by reference herein. If such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed not later than the end of such 120-day period.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K will be included under the caption “Certain Relationships and Related Person Transactions” in our proxy statement for our 2015 Annual Meeting of Stockholders and is incorporated by reference herein. The information required by Item 407(a) of Regulation S-K will be included under the caption “Director Independence” in our proxy statement for our 2015 Annual Meeting of Stockholders and is incorporated by reference herein. If such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed not later than the end of such 120-day period.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in our proxy statement for our 2015 Annual Meeting of Stockholders and is incorporated by reference herein. If such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed not later than the end of such 120-day period.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2015.

Rubicon Technology, Inc.

By	/s/ William F. Weissman
William F. Weissman President and Chief Executive Officer

KNOWN BY ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William F. Weissman and Mardel A. Graffy, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2015.

Signature	Title

/s/ William F. Weissman William F. Weissman	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ Mardel A. Graffy Mardel A. Graffy	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Don N. Aquilano Don N. Aquilano	Chairman of the Board of Directors

/s/ Donald R. Caldwell Donald R. Caldwell	Director

/s/ Michael E. Mikolajczyk Michael E. Mikolajczyk	Director

/s/ Raymond J. Spencer Raymond J. Spencer	Director

EXHIBIT INDEX

The Exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description	Incorporation by Reference

3.1	Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to the registrant’s Registration Statement on Form S-1/A, filed on November 1, 2007 (File No. 333-145880)

3.2	Amendment No. 1 to Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 29, 2011 (File No. 1-33834)

3.3	Amended and Restated Bylaws of Rubicon Technology, Inc.	Filed as Exhibit 3.2 to the registrant’s Registration Statement on Form S-1/A, filed on November 1, 2007 (File No. 333-145880)

4.1	Specimen Common Stock Certificate	Filed as Exhibit 4.1 to the registrant’s Registration Statement on Form S-1/A, filed on November 13, 2007 (File No. 333-145880)

4.4	Form of Investor Warrant to Purchase Shares of Series E preferred stock	Filed as Exhibit 4.14 to the registrant’s Registration Statement on Form S-1, filed on September 5, 2007 (File No. 333-145880)

10.1*	Rubicon Technology, Inc. 2001 Equity Plan, dated as of August 2, 2001	Filed as Exhibit 10.1 to the registrant’s Registration Statement on Form S-1, filed on September 5, 2007 (File No. 333-145880)

10.1(a)*	Amendment No. 1 to the Rubicon Technology, Inc. 2001 Equity Plan, dated as of November 6, 2001	Filed as Exhibit 10.1(a) to the registrant’s Registration Statement on Form S-1, filed on September 5, 2007 (File No. 333-145880)

10.1(b)*	Amendment No. 2 to the Rubicon Technology, Inc. 2001 Equity Plan, dated as of May 21, 2002	Filed as Exhibit 10.1(b) to the registrant’s Registration Statement on Form S-1, filed on September 5, 2007 (File No. 333-145880)

10.1(c)*	Amendment No. 3 to the Rubicon Technology, Inc. 2001 Equity Plan, dated as of May 28, 2004	Filed as Exhibit 10.1(c) to the registrant’s Registration Statement on Form S-1, filed on September 5, 2007 (File No. 333-145880)

10.1(d)*	Amendment No. 4 to the Rubicon Technology, Inc. 2001 Equity Plan, dated as of December 6, 2004	Filed as Exhibit 10.1(d) to the registrant’s Registration Statement on Form S-1, filed on September 5, 2007 (File No. 333-145880)

10.1(e)*	Amendment No. 5 to the Rubicon Technology, Inc. 2001 Equity Plan, dated as of June 28, 2005	Filed as Exhibit 10.1(e) to the registrant’s Registration Statement on Form S-1, filed on September 5, 2007 (File No. 333-145880)

10.1(f)*	Amendment No. 6 to the Rubicon Technology, Inc. 2001 Equity Plan, dated as of November 30, 2005	Filed as Exhibit 10.1(f) to the registrant’s Registration Statement on Form S-1, filed on September 5, 2007 (File No. 333-145880)

10.1(g)*	Amendment No. 7 to the Rubicon Technology, Inc. 2001 Equity Plan, dated as of July 26, 2006	Filed as Exhibit 10.1(g) to the registrant’s Registration Statement on Form S-1, filed on September 5, 2007 (File No. 333-145880)

10.1(h)*	Rubicon Technology, Inc. 2001 Equity Plan Form of Notice of Stock Option Grant and Stock Option Agreement	Filed as Exhibit 10.1(h) to the registrant’s Registration Statement on Form S-1, filed on September 5, 2007 (File No. 333-145880)

10.2*	Rubicon Technology, Inc. 2007 Stock Incentive Plan, as amended and restated, effective March 23, 2011	Filed as Exhibit 10.2 to the registrant’s Annual Report on Form 10-K, filed on March 13, 2014 (File No. 1-33834)

Exhibit No.	Description	Incorporation by Reference

10.3*	Executive Employment Agreement, dated as of January 29, 2009, by and between Rubicon Technology, Inc. and Raja M. Parvez	Filed as Exhibit 10.5(b) to the registrant’s Current Report on Form 8-K filed on December 3, 2009 (File No. 1-33834)

10.4*	Form of Post-IPO Change of Control Severance Agreement	Filed as Exhibit 10.10 to the registrant’s Registration Statement on Form S-1, filed on September 5, 2007 (File No. 333-145880)

10.5*	Form of Indemnification Agreement for Directors and Officers	Filed as Exhibit 10.11 to the registrant’s Registration Statement on Form S-1, filed on September 5, 2007 (File No. 333-145880)

10.6*	Separation and General Release Agreement, dated as of September 17, 2014, by and between Rubicon Technology, Inc. and Raja M. Parvez	Filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, filed on November 7, 2014 (File No. 1-3384)

10.7*	Executive Employment Agreement, dated as of February 18, 2015, by and between Rubicon Technology, Inc. and William F. Weissman	Filed as Exhibit 10.1 to the registrant’s Current Report on form 8-K, filed on February 19, 2015 (File No. 1-33834)

10.8*	Executive Employment Agreement, dated as of February 18, 2015, by and between Rubicon Technology, Inc. and Mardel A. Graffy	Filed as Exhibit 10.2 to the registrant’s Current Report on form 8-K, filed on February 19, 2015 (File No. 1-33834)

10.9	Commercial Lease, dated as of December 23, 2004, by and between Rubicon Technology, Inc. and Bartmanns, Perales & Dolter, LLC	Filed as Exhibit 10.12(a) to the registrant’s Registration Statement on Form S-1, filed on September 5, 2007 (File No. 333-145880)

10.10	Amendment to Commercial Lease, dated as of May 6, 2005, by and between Rubicon Technology, Inc. and Bartmanns, Perales & Dolter, LLC	Filed as Exhibit 10.12 to the registrant’s Registration Statement on Form S-1, filed on September 5, 2007 (File No. 333-145880)

10.11**	Second Amendment to Commercial Lease, dated as of December 23, 2014, by and between Rubicon Technology, Inc. and Bartmanns, Perales & Dolter, LLC

10.12	Industrial Building Lease, dated as of July 18, 2007, by and between Rubicon Technology, Inc. and Phillip J. Latoria, Jr.	Filed as Exhibit 10.14 to the registrant’s Registration Statement on Form S-1, filed on September 5, 2007 (File No. 333-145880)

10.13**	Second Amendment to Industrial Building Lease, dated as of July 17, 2014, by and between Rubicon Technology, Inc. and Phillip J. Latoria, Jr,

10.14	Loan and Security Agreement by and between Rubicon Technology, Inc. and Silicon Valley Bank, dated as of January 2, 2013	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K , filed on January 3, 2013 (File No. 1-33834)

21.1**	Subsidiaries of the Company

23.1**	Consent of Independent Registered Public Accounting Firm

24.1**	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement of the Company.
**	Submitted electronically with this Report on Form 10-K

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in 1992 Internal Control—Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on management’s assessment using those criteria, as of December 31, 2014, management concluded that the Company’s internal controls over financial reporting were effective.

Grant Thornton LLP, independent registered public accounting firm, has audited the consolidated financial statements of the Company for the fiscal years ended December 31, 2014, 2013 and 2012 and the Company’s internal control over financial reporting as of December 31, 2014. Their reports are presented on the following pages.

Rubicon Technology, Inc.

March 13, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Rubicon Technology, Inc.

We have audited the internal control over financial reporting of Rubicon Technology, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated March 13, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Chicago, Illinois

March 13, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Rubicon Technology, Inc.

We have audited the accompanying consolidated balance sheets of Rubicon Technology Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rubicon Technology Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Chicago, Illinois

March 13, 2015

Rubicon Technology, Inc.

Consolidated Balance Sheets

	As of December 31,
	2014	2013
	(in thousands, other than share data)
Assets
Cash and cash equivalents	$24,353	$21,071
Restricted cash	183	165
Short-term investments	20,562	13,567
Accounts receivable, net	8,323	3,571
Inventories	22,739	34,312
Other inventory supplies	8,208	12,533
Prepaid expenses and other current assets	1,035	1,186

Total current assets	85,403	86,405
Property and equipment, net	107,676	115,220
Other assets	1,827	1,070

Total assets	$194,906	$202,695

Liabilities and stockholders’ equity
Accounts payable	$3,754	$4,465
Accrued payroll	514	369
Accrued and other current liabilities	925	867
Corporate income and franchise taxes	270	192
Accrued real estate taxes	280	336
Advance payments	10	408

Total current liabilities	5,753	6,637
Deferred tax liability	593	267

Total liabilities	6,346	6,904
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 undesignated shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized; 27,913,788 and 24,433,523 shares issued; 26,138,944 and 22,658,679 shares outstanding	28	25
Additional paid-in capital	372,319	335,935
Treasury stock, at cost, 1,774,844	(12,148)	(12,148)
Accumulated other comprehensive loss	(43)	(418)
Accumulated deficit	(171,596)	(127,603)

Total stockholders’ equity	188,560	195,791

Total liabilities and stockholders’ equity	$194,906	$202,695

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated Statements of Operations

	Year ended December 31,
	2014	2013	2012
	(in thousands, other than share and per share data)
Revenue	$45,685	$41,513	$67,243
Cost of goods sold	75,372	63,434	67,283

Gross loss	(29,687)	(21,921)	(40)
Operating expenses:
General and administrative	9,863	8,629	9,018
Sales and marketing	1,468	1,521	1,685
Research and development	1,861	2,263	2,274
Loss on disposal of assets	734	550	19

Loss from operations	(43,613)	(34,884)	(13,036)

Other income (expense):
Interest income	86	51	93
Interest expense	(95)	(95)	—
Realized (loss) gain on foreign currency translation	(551)	(583)	349
Realized gain on investments	258	—	8

Total other (expense) income	(302)	(627)	450

Loss before income taxes	(43,915)	(35,511)	(12,586)
Income tax (expense) benefit	(78)	5,160	7,048

Net loss	$(43,993)	$(30,351)	$(5,538)

Net loss per common share
Basic	$(1.70)	$(1.35)	$(0.25)

Diluted	$(1.70)	$(1.35)	$(0.25)

Weighted average common shares outstanding used in computing net loss per common share
Basic	25,815,405	22,572,212	22,523,951
Diluted	25,815,405	22,572,212	22,523,951

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Net loss	$(43,993)	$(30,351)	$(5,538)
Other comprehensive (loss) income:
Unrealized (loss) gain on investments, net of taxes	(9)	(863)	505
Unrealized loss on currency translation	(4)	(2)	(8)
Reclassification of unrealized gain included in net loss	388	—	—

Other comprehensive income (loss)	375	(865)	497

Comprehensive loss	$(43,618)	$(31,216)	$(5,041)

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated Statements of Stockholders’ Equity

						Stockholders’ equity
	Common stock		Treasury Stock		Additional paid-in	Accum Other Comp	Accum	Total stockholders’
	Shares	Amount	Shares	Amount	capital	Inc.	deficit	equity
	(in thousands other than share data)
Balance at January 1, 2012	24,289,723	$24	(1,774,844)	$(12,148)	$332,119	$(50)	$(91,714)	$228,231
Exercise of stock options	17,884	1	—	—	72	—	—	73
Net exercise of stock warrants	2,188	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,801	—	—	1,801
Excess tax benefit of stock based compensation	—	—	—	—	160	—	—	160
Stock issued to Board of Directors	17,345	—	—	—	162	—	—	162
Foreign currency translation adjustments	—	—	—	—	—	(8)	—	(8)
Unrealized loss on investments, net of tax	—	—	—	—	—	505	—	505
Net loss	—	—	—	—	—	—	(5,538)	(5,538)

Balance at December 31, 2012	24,327,140	25	(1,774,844)	(12,148)	334,314	447	(97,252)	225,386
Exercise of stock options	27,930	—	—	—	140	—	—	140
Stock-based compensation	—	—	—	—	1,246	—	—	1,246
Restricted stock issued	73,707	—	—	—	292	—	—	292
Stock issued to Board of Directors	4,746	—	—	—	57	—	—	57
Excess tax benefit of stock based compensation	—	—	—	—	(114)	—	—	(114)
Foreign currency translation adjustments	—	—	—	—	—	(2)	—	(2)
Unrealized gain on investments, net of tax	—	—	—	—	—	(863)	—	(863)
Net loss	—	—	—	—	—	—	(30,351)	(30,351)

Balance at December 31, 2013	24,433,523	25	(1,774,844)	(12,148)	335,935	(418)	(127,603)	195,791
Exercise of stock options	47,654	—	—	—	256	—	—	256
Stock-based compensation	—	—	—	—	960	—	—	960
Restricted stock issued, net of unvested restricted stock cancelled	7,013	—	—	—	448	—	—	448
Common stock issued, net of shares withheld for employee taxes	3,098	—	—	—	(55)	—	—	(55)
Common stock issued, net of issuance costs	3,422,500	3	—	—	34,775	—	—	34,778
Reclassification of unrealized gain included in net loss	—	—	—	—	—	388	—	388
Foreign currency translation adjustments	—	—	—	—	—	(4)	—	(4)
Unrealized loss on investments, net of tax	—	—	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	—	—	(43,993)	(43,993)

Balance at December 31, 2014	27,913,788	$28	(1,774,844)	$(12,148)	$372,319	$(43)	$(171,596)	$188,560

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Cash flows from operating activities
Net loss	$(43,993)	$(30,351)	$(5,538)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	13,637	12,660	12,027
Net loss on disposal of assets	734	550	19
Stock-based compensation	1,130	1,375	1,801
Stock issued to Board of Directors	278	220	162
Realized gain on investments	(258)	—	(8)
Deferred taxes	72	(5,166)	(6,324)
Excess tax benefits from stock-based compensation	—	114	(160)
Changes in operating assets and liabilities:
Accounts receivable	(4,752)	9,098	19,975
Inventories	11,312	12,979	(24,258)
Other inventory supplies	4,203	2,976	1,948
Prepaid expenses and other assets	(794)	1,571	1,981
Accounts payable	(637)	(4,472)	(4,004)
Accrued payroll	153	(510)	(581)
Corporate income and franchise taxes	80	(25)	(391)
Accrued real estate taxes	(56)	39	22
Advance payments	(398)	(364)	763
Accrued and other current liabilities	67	(282)	(172)

Net cash (used in) provided by operating activities	(19,222)	412	(2,738)

Cash flows from investing activities
Purchases of property and equipment	(6,842)	(8,721)	(10,975)
Proceeds from disposal of assets	15	141	10
Purchase of investments	(28,805)	(2,040)	(5,281)
Proceeds from sale of investments	22,700	11,390	34,300

Net cash (used in) provided by investing activities	(12,932)	770	18,054

Cash flows from financing activities
Proceeds from exercise of options	256	140	72
Restricted cash	(18)	6	18
Proceeds from public offering, net of issuance costs	34,957	—	—
Taxes paid related to net share settlement of equity awards	(55)	—	—
Excess tax benefits from stock-based compensation	—	(114)	160

Net cash provided by financing activities	35,140	32	250

Net effect of currency translation	296	284	(283)
Net increase in cash and cash equivalents	3,282	1,498	15,283
Cash and cash equivalents, beginning of year	21,071	19,573	4,290

Cash and cash equivalents, end of year	$24,353	$21,071	$19,573

Supplemental disclosure of cash flow information
Cash paid for interest	$95	$87	$—

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

Rubicon Technology, Inc., a Delaware corporation (the “Company”), is an electronic materials provider that develops, manufactures and sells monocrystalline sapphire and other innovative crystalline products for LEDs, RFICs, optoelectronics and other optical applications. The Company sells its products on a global basis to customers in Asia, Australia, North America and Europe. The Company maintains its operating facilities in the Chicago metropolitan area and in Penang, Malaysia.

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

Restricted cash

A summary of the Company’s restricted cash at December 31, 2014 and 2013 is as follows:

	As of December 31,
	2014	2013
	(in thousands)
Certificates of deposit	$5	$5
Flexible spending funds	4	8
Fixed deposit pledge	174	152

	$183	$165

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

The Company reviews its available-for-sale securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. The Company considers various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, its ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When the Company concludes that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the consolidated statements of operations. As of December 31, 2014 and 2013, no impairment was recorded.

Treasury Stock

The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.

Accounts receivable

The majority of the Company’s accounts receivable is due from manufacturers serving the LED industries. Credit is extended based on an evaluation of the customer’s financial condition. Accounts receivable are due based on contract terms and at stated amounts due from customers, net of an allowance for doubtful accounts.

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

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table shows the activity of the allowance for doubtful accounts:

	Year ended December 31,
	2014	2013
	(in thousands)
Beginning balance	$50	$286
Charges to costs and expenses	105	24
Accounts charged off, less recoveries	(15)	(260)

Ending balance	$140	$50

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

	As of December 31,
	2014	2013
	(in thousands)
Raw materials	$14,503	$18,651
Work in progress	6,357	10,337
Finished goods	1,879	5,324

	$22,739	$34,312

The Company establishes inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based on customer required specifications. The Company evaluates the ability to realize the value of our inventory based on a combination of factors, including forecasted sales, estimated current and future market value and changes in customers’ product specifications. For the years ended December 31, 2014, 2013 and 2012 the Company determined it had inventory that was excess or obsolete and recorded an adjustment which reduced inventory and increased costs of goods sold by $2.4 million, $604,000 and $719,000, respectively. The Company has accepted sales orders for core and wafer products at prices lower than cost during 2014, 2013 and 2012. Based on these sales prices, the Company recorded during the years ended December 31, 2014, 2013 and 2012, a lower of cost or market adjustment which reduced inventory and increased cost of goods sold by $1.7 million, $421,000 and $1.5 million, respectively. During the year ended December 31, 2012, the Company recycled some boules from inventory. Historically, boules put through a second growth cycle typically result in a very high-grade crystal which may result in higher yield of large diameter wafers. The recycling of boules reduced inventory and increased cost of goods sold for the year ended December 31, 2012 by $927,000. The Company’s method of estimating excess and obsolete inventory has remained consistent for all periods presented.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

Property and equipment

Property and equipment consisted of the following:

	As of December 31,
	2014	2013
	(in thousands)
Land and land improvements	$4,133	$4,133
Buildings	32,482	32,269
Machinery, equipment and tooling	127,158	121,313
Leasehold improvements	7,640	7,696
Furniture and fixtures	961	949
Information systems	1,140	1,077
Construction in progress	3,734	5,221

Total cost	177,248	172,658
Accumulated depreciation and amortization	(69,572)	(57,438)

Property and equipment, net	$107,676	$115,220

Property and equipment are carried at cost and depreciated over their estimated useful lives using the straight-line method. The cost of maintenance and repairs is charged to expense as incurred. Significant renewals and improvements are capitalized. Depreciation and amortization expense associated with property and equipment was $13.6 million, $12.7 million and $12.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Construction in progress includes costs associated with the construction of furnaces and deposits made on equipment purchases.

The estimated useful lives are as follows:

Asset description	Life
Buildings	39 years
Machinery, equipment and tooling	3-10 years
Leasehold improvements	Lesser of life of lease or economic life
Furniture and fixtures	7 years
Information systems	3 years

Impairment of long-lived assets

When circumstances, such as adverse market conditions, indicate that the carrying value of a long-lived asset may be impaired, the Company performs an analysis to review the recoverability of the asset’s carrying value. The Company makes estimates of the undiscounted cash flows (excluding interest charges) from the expected future operations of the asset. These estimates consider factors such as expected future operating income, operating trends and prospects, as well as the effects of demand, competition and other factors. If the analysis indicates that the carrying value is not recoverable from future cash flows, an impairment loss is recognized to the extent that the carrying value exceeds the estimated fair value. Any impairment losses are recorded as operating expenses, which reduce net income. In response to the Company’s current period operating losses combined with its history of continuing operating losses, the Company evaluated the recoverability of certain property and equipment. Based upon the Company’s assessment using its most recent projections, no impairment to these assets was indicated as of December 31, 2014, as the recoverable amount of undiscounted cash flows exceeded the carrying amount of these assets. To the extent these projections are not achieved, there may be a negative effect on the valuation and carrying value of these assets.

There were no impairment losses on long lived assets for the years ended December 31, 2014, 2013 and 2012.

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

The following table presents changes in the Company’s product warranty liability:

	Year ended December 31,
	2014	2013
	(in thousands)
Balance, beginning of period	$141	$101
Charged to cost of sales	407	102
Actual product warranty expenditures	(451)	(62)

Balance, end of period	$97	$141

Fair value of financial instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable. The carrying values of these assets and liabilities approximate their fair values due to the short-term nature of these instruments at December 31, 2014 and 2013.

Concentration of credit risks and other risks and uncertainties

Financial instruments that could potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. At December 31, 2014 and 2013, the Company had $1.5 million and $4.8 million, respectively, on deposit at a financial institution in excess of amounts insured by the Federal Deposit Insurance Corporation. The Company performs a periodic evaluation of this institution for relative credit standing. The Company has not experienced any losses in such accounts and management believes it is not exposed to any significant risk of loss on these balances.

The Company currently depends on a small number of suppliers for certain raw materials, components, services and equipment, including key materials such as aluminum oxide powder and certain furnace components. If the supply of these components were to be disrupted or terminated, or if these suppliers were unable to supply the quantities of raw materials required, the Company may have difficulty in finding, or may be unable to find, alternative sources for these items. As a result, the Company may be unable to meet the demand for its products, which could have a material adverse impact on the Company.

Concentration of credit risk related to revenue and accounts receivable is discussed in Note 4.

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

Government Contracts

The Company recognizes research and development revenue in the period during which the related costs are incurred over the contractually defined period. In July 2012, the Company signed a contract with the Air Force Research Laboratory to produce large-area sapphire windows on a cost plus fixed fee basis. The Company will record revenue on a gross basis as costs are incurred plus a portion of the fixed fee. For the years ended December 31, 2014, 2013, and 2012, $689,000, $1.4 million and $1.2 million, respectively of revenue were recorded. The contract will continue for duration of three years and the total value of the contract is $4.7 million.

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

Research and development

Research and development costs are expensed as incurred. Research and development expense was $1.9 million, $2.3 million and $2.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Accounting for uncertainty in income taxes

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2014 and 2013.

The Company is subject to taxation in the U.S., Japan and in a state jurisdiction. The Company is exempt from Malaysian income tax for a ten year period beginning in 2009. Due to the existence of net operating loss carryforwards, tax years ended December 31, 2001 thru 2006, 2008, 2009 and 2011 thru 2013 are open to examination by tax authorities for Federal purposes. Due to net operating loss carryforwards at the State level, tax years ended 2004 thru 2006 and 2008 thru 2013 are open to examination by state tax authorities. Tax year 2013 is open to examination by tax authorities in Malaysia.

Income taxes

Deferred tax assets and liabilities are provided for temporary differences between financial reporting and income tax bases of assets and liabilities, and are measured using the enacted tax rates and laws expected to be in effect when the differences will reverse. Deferred income taxes also arise from the future benefits of net operating loss carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Full valuation allowances on net deferred tax assets are maintained until an appropriate level of profitability that generates taxable income is deemed sustainable or until a tax strategy is developed that would enable the Company to conclude that it is more likely than not that a portion of the deferred tax assets will be realizable. Based on an evaluation in accordance with the accounting standards, as of December 31, 2014 and 2013, a valuation allowance has been recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence.

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

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

Other comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive income (loss) includes net earnings (loss) and other non-owner changes in equity that bypass the statement of operations and are reported in a separate component of equity. A summary of the components of comprehensive income (loss) for the years ended December 31, 2014 and 2013 follows:

	Year Ended December 31,
	2014	2013
	(in thousands)
Reclassification of unrealized gain included in net loss	$388	$—
Unrealized loss on investments, net of tax	(415)	(406)
Unrealized loss on currency translation	(16)	(12)

Ending Balance	$(43)	$(418)

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

Diluted net loss per common share is the same as basic net loss per common share for the years ended December 31, 2014 and 2013, because the effects of potentially dilutive securities are anti-dilutive.

The number of anti-dilutive shares excluded from the calculation of diluted net loss per share is as follows as of December 31:

	2014	2013
Warrants	46,290	179,252
Stock options	4,146	56,892

	50,436	236,144

Recent accounting pronouncements

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The standard requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management must evaluate whether it is probable that known conditions or events, considered in the aggregate, would raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. If such conditions or events are identified, the standard requires management’s mitigation plans to alleviate the doubt or a statement of the substantial doubt about the entity’s ability to continue as a going concern to be disclosed in the financial statements. The standard is effective for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. The Company is evaluating the impact, if any, of adopting ASU 2014-15 on its financial statements.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

2. SEGMENT INFORMATION

The Company has determined that it operates in only one segment as it only reports profit and loss information on an aggregate basis to its chief operating decision maker.

Revenue is attributed by geographic region based on ship-to location of the Company’s customers. The following table summarizes revenue by geographic region:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
China	$19,857	$14,844	$3,839
Taiwan	9,843	7,361	5,663
United States	5,452	4,444	11,104
Korea	5,001	2,214	19,862
Japan	1,517	309	2,999
Australia	716	10,368	12,494
France	13	122	8,482
Israel	1,169	455	863
Germany	925	436	553
Canada	976	337	554
Other	216	623	830

Revenue	$45,685	$41,513	$67,243

The following table summarizes sales by product type:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Core	$29,862	$23,294	$9,755
Wafer	8,077	12,239	50,542
Optical	7,057	4,523	5,723
Research & Development	689	1,457	1,223

Revenue	$45,685	$41,513	$67,243

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes assets by geographic region:

	As of December 31,
	2014	2013
	(in thousands)
United States	$156,105	$157,572
Malaysia	38,765	45,086
Other	36	37

Total Assets	$194,906	$202,695

3. INVESTMENTS

The Company invests available cash primarily in investment grade commercial paper, FDIC guaranteed certificates of deposits, common stock, corporate notes and government securities. The Company’s short-term investments balance of $20.6 million as of December 31, 2014 is comprised of corporate notes and bonds of $18.5 million and FDIC guaranteed certificates of deposit of $2.1 million. The Company’s investments are classified as available-for-sale securities and are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive income (loss).

The following table presents the amortized cost, and gross unrealized gains and losses on all securities at December 31, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term Investments:
FDIC Guaranteed certificates of deposit	$2,120	$—	$2	$2,118
Corporate Notes/Bonds	18,458	—	14	18,444

Total short-term investments	$20,578	$—	$16	$20,562

The following table presents the amortized cost, and gross unrealized gains and losses on all securities at December 31, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term Investments:
FDIC Guaranteed certificates of deposit	$6,160	$—	$6	$6,154
Common stock	2,000	—	642	1,358
Corporate Notes/Bonds	3,058	—	1	3,057
Commercial Paper	2,998	—	—	2,998

Total short-term investments	$14,216	$—	$649	$13,567

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$21,963	$—	$—	$21,963
Investments:
Available-for-sales securities—current:
FDIC Guaranteed certificates of deposit	—	2,118	—	2,118
Corporate notes/bonds	—	18,444	—	18,444

Total	$21,963	$20,562	$—	$42,525

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$15,541	$—	—	$15,541
Investments:
Available-for-sales securities—current:
FDIC Guaranteed certificates of deposit	—	6,154	—	6,154
Common stock	1,358	—	—	1,358
Corporate notes/bonds	—	3,057	—	3,057
Commercial paper	—	2,998	—	2,998

Total	$16,899	$12,209	$—	$29,108

There are no terms or conditions restricting the Company from redeeming any of its investments.

In addition to the debt securities noted above, the Company had approximately $2.4 million and $5.5 million of time deposits included in cash and cash equivalents as of December 31, 2014 and 2013, respectively.

4. SIGNIFICANT CUSTOMERS

For the year ended December 31, 2014, the Company had two customers that accounted for approximately 24% and 12% of its revenue. For the year ended December 31, 2013, the Company had two customers that accounted for approximately 27% and 17% of its revenue. For the year ended December 31, 2012, the Company had two customers that accounted for approximately 38% and 29% of its revenue.

Customers individually representing more than 10% of trade receivables accounted for approximately 50% and 47% of accounts receivable as of December 31, 2014 and 2013, respectively. The Company grants credit to customers based on an evaluation of their financial condition. Losses from credit sales are provided for in the financial statements.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

5. STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2014 the Company had reserved 2,373,017 shares of common stock for issuance upon the exercise of outstanding common stock options and vesting of restricted stock units. Also, 1,772,529 shares of the Company’s common stock were reserved for future grants of stock options (or other similar equity instruments) under the Company’s 2007 Stock Incentive Plan (the “2007 Plan”) as of December 31, 2014. In addition, 267,826 shares of the Company’s common stock were reserved for future exercise of outstanding warrants as of December 31, 2014.

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

Warrants

At December 31, 2014 and 2013, the Company had outstanding 267,826 warrants to purchase shares of common stock at an exercise price of $3.65 per share. The warrants were issued in conjunction with the issuance of convertible promissory notes issued by the Company to investors from August 2005 through October 2005. The warrants are immediately exercisable and expire 10 years from the date of issuance.

Treasury Stock

The treasury shares are accounted for using the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. The Company did not repurchase any shares for the twelve months ended December 31, 2014 and 2013.

6. STOCK INCENTIVE PLANS

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

The following table summarizes the activity of the stock incentive and equity plans:

	Shares available for grant	Number of options outstanding	Weighted- average option exercise price	Number of restricted stock shares issued	Number of restricted stock units outstanding
Outstanding at January 1, 2012	2,259,999	2,093,108	$13.45	42,587	—
Granted	(106,395)	89,050	9.72	17,345	—
Exercised	—	(17,885)	4.01	—	—
Canceled/forfeited	47,000	(47,163)	15.13	—	—

Outstanding at December 31, 2012	2,200,604	2,117,110	13.32	59,932	—
Granted	(216,913)	97,265	8.43	73,707	45,941
Exercised	—	(27,930)	5.02	—	—
Canceled/forfeited	256,412	(260,375)	18.31	—	—

Outstanding at December 31, 2013	2,240,103	1,926,070	12.46	133,639	45,941
Granted	(706,056)	574,950	5.04	27,925	103,181
Exercised/issued	—	(47,654)	5.37	—	(10,525)
Canceled/forfeited	238,482	(215,080)	16.72	(20,911)	(3,866)

Outstanding at December 31, 2014	1,772,529	2,238,286	$10.31	140,653	134,731

The following table sets forth option grants made during 2014, 2013 and 2012 with intrinsic value calculated based on grant date fair value.

Date of Grant	Number of options granted	Exercise price	Intrinsic value per share
January 2012	8,500	$9.39	—
April-May 2012	36,750	$9.45 - $10.43	—
July 2012	7,000	$10.20	—
September - October 2012	36,800	$9.41 - $9.58	—
January - July 2013	82,815	$6.60 - $7.97	—
October 2013	14,450	$12.11	—
January – July 2014	39,300	$7.69 - $11.29	—
September 2014	300,000	$4.30 - $5.20	—
October – December 2014	235,650	$4.25 - $4.41	—

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

At December 31, 2014, the exercise prices of outstanding options were as follows:

Exercise Price	Number of options outstanding	Average remaining contractual life (years)	Number of options exercisable
$0.78 - $4.94	806,655	6.24	498,005
$5.12 - $9.95	585,369	6.38	328,790
$10.02 - $14.00	311,442	5.19	259,891
$15.00 - $18.80	45,427	3.62	43,927
$19.21 - $22.92	368,738	5.06	363,910
$24.95 - $32.67	120,655	5.63	115,030

	2,238,286	5.85	1,609,553

The weighted average fair value of the options that became vested in the years ended 2014, 2013 and 2012 was $2.9 million, $4.8 million and $8.0 million, respectively.

The following table summarizes the activity of non-vested options as follows:

	Non-vested options	Weighted- Average Option Exercise price
Non-vested at January 1, 2012	1,313,177	$13.58
Granted	89,050	9.72
Vested	(540,050)	14.77
Cancelled	(41,175)	15.38

Non-vested at December 31, 2012	821,002	15.24
Granted	97,265	8.43
Vested	(380,413)	12.50
Cancelled	(211,288)	18.55

Non-vested at December 31, 2013	326,566	13.57
Granted	574,950	5.04
Vested	(169,361)	14.84
Cancelled	(103,422)	12.74

Non-vested at December 31, 2014	628,733	$5.93

The Company’s aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock. Based on the fair market value of the common stock at December 31, 2014 and 2013, there was no aggregate intrinsic value for options outstanding and exercisable.

For the years ended December 31, 2014 and 2013, the Company used historical stock prices over the past three years as the basis for its volatility assumptions. Prior to 2013, the Company used a review of peer group companies to determine the volatility rate used for its stock option grants. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The expected term is based upon the vesting term of the Company’s options, a review of a peer group of companies, and expected exercise behavior. The forfeiture rate is based on past history of forfeited options. The expense is being allocated using the straight-line method. For the years ended December 31, 2014, 2013 and 2012, the Company recorded $840,000, $1.2 million and $1.8 million, respectively, of stock option compensation expense. As of December 31, 2014, the Company has $1.8 million of total unrecognized compensation cost related to non-vested options granted under the Company’s stock-based plans that it expects to recognize over a weighted-average period of 2.69 years.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2014, 2013 and 2012, the assumptions used for the estimated fair value at the date of option grant using the Black-Scholes option-pricing model were as follows:

	2014	2013	2012
Weighted average fair value per share of option	$5.04	$8.49	$9.72
Expected term	5.3 years	5.3 years	5.3 years
Risk free interest rate	1.66% - 1.83%	0.76% - 1.42%	0.62% - 1.04%
Volatility	77%	77%	52%
Dividend yield	None	None	None
Forfeiture rate	25.56%	19.18%	16.59%

The Company continues to account for options issued prior to January 1, 2006 under the intrinsic value method.

A summary of the Company’s restricted stock units (“RSUs”) is as follows:

	RSUs outstanding	Weighted average price at time of grant	Aggregate intrinsic value
Non-vested restricted stock units as of January 1, 2013	—	$—
Granted	45,941	8.60

Non-vested restricted stock units as of December 31, 2013	45,941	8.60
Granted	103,181	4.43
Vested	(10,525)	8.60
Cancelled	(3,866)	8.60

Non-vested at December 31, 2014	134,731	$5.41	$616,000

The fair value of each RSU is the market price on the date of grant and is being recorded as compensation expense ratably over the vesting terms. For the years ended December 31, 2014 and 2013, the Company recorded $120,000 and $25,000 of RSU expense, respectively. The RSUs are forfeited by a participant upon termination for any reason and there is no proportionate or partial vesting in the periods between the vesting dates. As of December 31, 2014, there was $688,000 of unrecognized compensation cost related to the non-vested restricted stock units. This cost is expected to be recognized over a weighted-average period of 2.8 years.

An analysis of restricted stock issued is as follows:

Non-vested restricted stock as of January 1, 2013	4,336
Granted	73,707
Vested	(24,329)

Non-vested restricted stock as of December 31, 2013	53,714
Granted	27,925
Vested	(48,521)
Cancelled	(20,911)

Non-vested restricted stock as of December 31, 2014	12,207

For the years ended December 31, 2014, 2013 and 2012, the Company recorded $448,000, $292,000 and $162,000, respectively, of stock compensation expense related to restricted stock.

In 2013, the Board of Directors awarded 47,050 shares of restricted stock and 70,365 stock options to key executives at a price of $7.97, the closing price of the shares on the date of the grant. Vesting of the shares was subject to achievement of specified targets by December 31, 2013 and March 31, 2014. All of the milestones were achieved by the specified dates. As of December 31, 2014, 20,911 restricted shares and 31,274 stock options were cancelled. The Company is recording stock compensation expense related to the remaining outstanding shares.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

7. INCOME TAXES

Components of income before income taxes and the income tax provision are as follows:

Income (loss) before income taxes

	Year ended December 31,
	2014	2013	2012
	(in thousands)
U.S.	$(46,562)	$(38,114)	$(17,849)
Foreign	2,647	2,603	5,263

Total	$(43,915)	$(35,511)	$(12,586)

Income taxes

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Current
U.S.	$—	$—	$(204)
State	—	—	(357)
Foreign	6	6	(163)

Total current income tax expense (benefit)	6	6	(724)

Deferred
U.S.	(218)	(5,863)	(5,536)
State	(36)	691	(1,049)
Foreign	326	6	261

Total deferred income tax expense	72	(5,166)	(6,324)

Total income tax expense (benefit)	$78	$(5,160)	$(7,048)

The reconciliation of income tax computed at the federal statutory rate to income before taxes is as follows:

	Year ended December 31,
	2014	2013	2012
U.S. Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes net of federal benefit	(5.7)	(5.5)	(8.9)
Permanent differences	—	—	—
Foreign rate differential and transactional tax	(0.5)	(0.7)	(3.8)
Impact of foreign tax holiday	(1.5)	(1.8)	(10.4)
Valuation allowance	41.8	26.9	—
Other	0.1	0.6	1.1

	0.2%	(14.5)%	(56.0)%

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

Significant components of the Company’s net deferred income taxes are as follows at December 31:

	2014	2013
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$55	$20
Inventory reserves	918	1,340
Accrued liabilities	57	76
Warrant interest expense	269	277
Stock compensation expense	2,689	2,850
State net operating loss—net of tax	5,923	3,500
Net operating loss carryforward	31,658	16,206
Unrealized loss on securities held for sale	—	240
Tax credits	581	514
Valuation allowance	(27,151)	(9,547)

Total deferred tax assets	14,999	15,476
Deferred tax liability:
Depreciation	(15,423)	(15,620)
Unrealized gain on securities held for sale	—	—
Prepaid expenses	(169)	(123)

Net deferred tax liability	$(593)	$(267)

The Company’s deferred income tax assets and liabilities were reported on the consolidated balance sheets as follows.

	2014	2013
	(in thousands)
Current deferred income tax assets	$1,267	$—
Long term deferred income tax liabilities	(1,860)	(267)

Net deferred tax liability	$(593)	$(267)

In accordance with ASC740 “Accounting for Income Taxes” (“ASC740”), the Company evaluates its deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted. ASC740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. The Company is in a cumulative loss position for the past three years which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. Based on an evaluation in accordance with the accounting standards, as of December 31, 2014 and 2013, a valuation allowance of $27.2 million and $9.5 million, respectively has been recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. Until an appropriate level of profitability is attained, the Company expects to maintain a full valuation allowance on its U.S. net deferred tax assets. Any U.S. tax benefits or tax expense recorded on the Company’s Consolidated Statement of Operations will be offset with a corresponding valuation allowance until such time that the Company changes its determination related to the realization of deferred tax assets. In the event that the

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

Company changes its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. Although the Company is in a full tax valuation allowance position, at December 31, 2014 the Company recorded, as a result of the allocation of income tax between continuing and other comprehensive income, a tax benefit of $254,000 in continuing operations. The net deferred tax liabilities at December 31, 2014 and 2013 are related to tax liabilities that will reverse after the expiration of the Malaysia tax holiday discussed below.

At December 31, 2014, the Company had separate Federal and Illinois net operating loss carryforwards (“NOL”) of $117.8 million and $144.9 million, respectively, which begin to expire in 2021 and 2019, respectively. The Company has not recorded a deferred tax asset for NOL’s, included in the aforementioned amounts, attributable to stock option exercises in the amount of $21.7 million for federal purposes and $26.4 million for state purposes because the Company cannot record these excess tax benefit stock option deductions until the benefit has been realized by actually reducing taxes payable. Last, the Company has recorded an uncertain tax position of $2.6 million that further reduces the net operating loss deferred tax assets reported in the financial statements. The Illinois State Legislature has suspended the full use of net operating loss carryforwards for taxable years ending after December 31, 2010 and before December 31, 2011, and has limited the net operation loss deduction to $100,000 for the years ending December 31, 2012 through December 31, 2013. In addition, at December 31, 2014, the Company had Federal and Illinois research and development credits and investment tax credits of $426,000, $171,000 and $53,000, respectively which begin to expire in 2017. Tax credits are accounted for using the flow through method and therefore are taken in the year earned.

The Company completed an analysis of the utilization of net operating losses subject to limits based upon certain ownership changes as of March 31, 2014. The results of this analysis indicated no ownership change limiting the utilization of net operating losses and tax credits. The Company believes that an updated analysis will not likely indicate an ownership change that would limit the utilization of net operating losses and tax credits at December 31, 2014.

The Company prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. At December 31, 2014 and 2013, the Company had unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on the Company’s financial statements of $1.1 million that are related to tax positions taken in 2012.

There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2014, 2013 and 2012. Included in the balance of total unrecognized tax benefits at December 31, 2014, are potential benefits of $1.0 million that if recognized, would affect the effective tax rate in the year recognized.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

The Company files income tax returns in the United States federal jurisdiction and in a state jurisdiction. During 2009, the Company began foreign operations in Malaysia and Japan and is subject to local income taxes in both jurisdictions. The Company is exempt from Malaysian income tax for a five-year period beginning in 2009 with a five year renewal. The impact of this tax holiday decreased foreign taxes for the years ended December 31, 2014, 2013 and 2012 by approximately $335,000, $651,000, and $1.3 million, respectively. The benefit of the tax holiday on net income per share (diluted) for the years ended December 31, 2014, 2013 and 2012 was $0.01, $0.03 and $0.06, respectively. The Company’s Malaysia tax returns for the periods ended December 31, 2010 thru 2012 have audited by the Malaysia Inland Revenue Board with no changes made to the taxable income for those years. All other tax years in Malaysia are open to examination by tax authorities.

The Company’s federal tax returns for the periods ended December 31, 2010, 2008 and 2007 have been audited by the Internal Revenue Service (IRS) with no changes made to the Company’s taxable losses for those years. The Company’s state tax returns for the periods ended December 31, 2009 through 2012 have been audited by the Illinois Department of Revenue with no changes made to the Company’s taxable losses for those years. Due to the existence of net operating loss carryforwards, tax years ended December 31, 2001 thru 2006, 2008, 2009 and 2011 thru 2013 are open to examination by tax authorities for Federal purposes. Due to net operating loss carryforwards at the State level, tax years ended 2004 thru 2006 and 2008 thru 2013 are open to examination by state tax authorities.

U.S. income and foreign withholding taxes have not been provided on approximately $11.1 million of cumulative undistributed earnings of foreign subsidiaries. We intend to reinvest these earnings for the foreseeable future. If these amounts were distributed to the U.S., in the form of a dividend, at December 31, 2014 there would have been no impact to the provision of income taxes. Due to the U.S. NOL’s and the full valuation allowance recorded any additional income from the dividends would have been offset by the NOL’s and a corresponding adjustment to the valuation allowance. At December 31, 2014 dividends per the Malaysia statute are not subject to withholding. Determination of the amount of unrecognized deferred income tax liabilities that may be due in the future on these earnings is not practicable because such liability, if any, is dependent on circumstances existing, if and when remittance occurs.

8. CREDIT FACILITY

On January 2, 2013, the Company entered into a three-year term agreement with a bank to provide the Company with a senior secured credit facility of $25.0 million. The agreement provides for the Company to borrow up to 80% of eligible accounts receivable and up to 35% of domestically held raw material and finished goods inventory. Advances against inventory are limited to 40% of the aggregate outstanding on the revolving line of credit and $10.0 million in aggregate. The Company has the option to borrow at an interest rate of LIBOR plus 2.75% or the Wall Street Journal prime rate plus 0.50%. If the Company maintains liquidity of $20.0 million or greater with the lending institution, then the borrowing interest rate options are LIBOR plus 2.25% or the Wall Street Journal prime rate. There is an unused revolving line facility fee of 0.375% per annum. The facility is secured by a first priority interest in substantially all of the Company’s personal property, excluding intellectual property. The Company is required to maintain an adjusted quick ratio of 1.40 to 1.00, maintain operating and other deposit accounts with the bank or bank’s affiliates of 25% of the Company’s total worldwide cash, securities and investments, and the Company can pay dividends or repurchase capital stock only with the bank’s consent during the three year term. For years ended December 31, 2014 and 2013, the Company did not draw on this facility and the Company recorded $95,000, for each of the two years, of interest expense charged on the unused portion of the facility.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

9. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases buildings used for manufacturing and offices. The leases provide for payment of the Company’s proportionate share of operating expenses and real estate taxes.

Net rent expense under operating leases in 2014, 2013 and 2012 amounted to $1.0 million, $1.1 million and $1.4 million respectively.

Future minimum payments under all leases are as follows:

Year ending December 31,	Operating leases (in thousands)
2015	$645
2016	568
2017	557
2018	444
2019	145

Balance at December 31, 2014	$2,359

Purchase Commitments

The Company has entered into agreements for electricity and to purchase equipment and components to construct furnaces. These agreements will result in the Company purchasing electricity, equipment or components for a total cost of approximately $4.9 million with deliveries occurring through 2016.

Litigation

From time to time, the Company experiences routine litigation in the normal course of its business. The management of the Company does not believe any pending litigation will have a material adverse effect on the financial condition or results of operations of the Company.

10. BENEFIT PLAN

The Company sponsors a 401(k) savings plan (the “Plan”). Employees are eligible to participate in the Plan upon reaching 18 years of age. Employees make contributions to the Plan through payroll deferrals and employer matching contributions are discretionary. There were no employer matching contributions for the years ended December 31, 2014, 2013 and 2012.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

11. QUARTERLY FINANCIAL DATA (Unaudited)

Quarterly Financial Data (Unaudited)

Summary quarterly results for the two years ended December 31, 2014 are as follows (in thousands, other than share and per share data):

	Three Months Ended
2014	March 31	June 30	September 30	December 31	Full Year
Revenue	$14,268	$14,469	$8,036	$8,912	$45,685
Gross loss	$(7,494)	$(7,274)	$(9,460)	$(5,459)	$(29,687)
Loss from operations	$(10,925)	$(10,179)	$(13,872)	$(8,637)	$(43,613)
Loss before income taxes	$(10,888)	$(9,984)	$(14,011)	$(9,032)	$(43,915)
Net loss	$(10,894)	$(9,984)	$(13,713)	$(9,402)	$(43,993)
Basic and diluted loss per common share	$(0.43)	$(0.39)	$(0.53)	$(0.36)	$(1.70)
Weighted average common shares outstanding used in computing net loss per common share, basic and diluted:	25,317,147	25,706,797	26,110,651	26,127,026	25,815,405

	Three Months Ended
2013	March 31	June 30	September 30	December 31	Full Year
Revenue	$8,307	$10,555	$11,115	$11,536	$41,513
Gross loss	$(3,375)	$(6,417)	$(6,318)	$(5,811)	$(21,921)
Loss from operations	$(6,296)	$(9,968)	$(9,595)	$(9,025)	$(34,884)
Loss before income taxes	$(6,418)	$(10,173)	$(9,814)	$(9,106)	$(35,511)
Net loss	$(3,376)	$(5,894)	$(5,840)	$(15,241)	$(30,351)
Basic and diluted loss per common share	$(0.15)	$(0.26)	$(0.26)	$(0.67)	$(1.35)
Weighted average common shares outstanding used in computing net loss per common share, basic and diluted:	22,550,378	22,560,603	22,578,608	22,599,258	22,572,212