Form 10-Q
period 2015-06-30
Rubicon Technology, Inc.
filed 2015-08-07
CIK 1410172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2015

or

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

As of August 4, 2015 the Registrant had 26,203,535 shares of common stock, par value $0.001 per share, outstanding.

RUBICON TECHNOLOGY, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended June 30, 2015

PART I FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

Rubicon Technology, Inc.

Consolidated balance sheets

	June 30, 2015	December 31, 2014
	(unaudited)
	(in thousands, other than share data)
Assets
Cash and cash equivalents	$22,744	$24,353
Restricted cash	196	183
Short-term investments	13,208	20,562
Accounts receivable, net	7,944	8,323
Inventories	22,116	22,739
Other inventory supplies	7,206	8,208
Prepaid expenses and other current assets	838	1,035

Total current assets	74,252	85,403
Property and equipment, net	101,394	107,676
Other assets	1,696	1,827

Total assets	$177,342	$194,906

Liabilities and stockholders’ equity
Accounts payable	$2,495	$3,754
Accrued payroll	563	514
Accrued and other current liabilities	866	925
Corporate income and franchise taxes	138	270
Accrued real estate taxes	299	280
Advance payments	23	10

Total current liabilities	4,384	5,753
Deferred tax liability	672	593

Total liabilities	5,056	6,346

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 undesignated shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized and 27,978,379 and 27,913,788 shares issued; 26,203,535 and 26,138,944 shares outstanding	28	28
Additional paid-in capital	372,963	372,319
Treasury stock, at cost, 1,774,844 shares	(12,148)	(12,148)
Accumulated other comprehensive loss	(33)	(43)
Accumulated deficit	(188,524)	(171,596)

Total stockholders’ equity	172,286	188,560

Total liabilities and stockholders’ equity	$177,342	$194,906

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of operations

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(unaudited)
	(in thousands, other than share data)
Revenue	$7,106	$14,469	$16,016	$28,737
Cost of goods sold	12,261	21,743	26,280	43,505

Gross loss	(5,155)	(7,274)	(10,264)	(14,768)
Operating expenses:
General and administrative	2,188	2,197	4,256	4,585
Sales and marketing	354	332	692	799
Research and development	603	391	1,036	967
Loss (gain) on disposal of assets	22	(15)	22	(15)

Loss from operations	(8,322)	(10,179)	(16,270)	(21,104)

Other income:
Interest income	21	23	37	44
Interest expense	(24)	(24)	(47)	(47)
Realized (loss) gain on foreign currency translation	(204)	196	(561)	235

Total other (expense) income	(207)	195	(571)	232

Loss before income taxes	(8,529)	(9,984)	(16,841)	(20,872)
Income tax expense	(51)	—	(87)	(6)

Net loss	$(8,580)	$(9,984)	$(16,928)	$(20,878)

Net loss per common share
Basic	$(0.33)	$(0.39)	$(0.65)	$(0.82)

Diluted	$(0.33)	$(0.39)	$(0.65)	$(0.82)

Weighted average common shares outstanding used in computing net loss per common share	26,142,261	25,706,797	26,135,768	25,511,972

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of comprehensive loss

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(unaudited)
	(in thousands)
Net loss	$(8,580)	$(9,984)	$(16,928)	$(20,878)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax	4	93	10	(63)
Unrealized gain on currency translation	—	—	—	1

Other comprehensive income (loss)	4	93	10	(62)

Comprehensive loss	$(8,576)	$(9,891)	$(16,918)	$(20,940)

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of cash flows

	Six months ended June 30,
	2015	2014
	(unaudited) (in thousands)
Cash flows from operating activities
Net loss	$(16,928)	$(20,878)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	6,602	6,984
Net loss (gain) on disposal of assets	22	(15)
Stock-based compensation	647	811
Deferred taxes	79	—
Changes in operating assets and liabilities:
Accounts receivable	379	(4,963)
Inventories	124	11,095
Other inventory supplies	875	1,191
Prepaid expenses and other assets	369	(700)
Accounts payable	(1,169)	(127)
Accrued payroll	59	51
Corporate income and franchise taxes	(132)	(61)
Advanced payments	13	(301)
Accrued and other current liabilities	(28)	(30)

Net used in operating activities	(9,088)	(6,943)

Cash flows from investing activities
Purchases of property and equipment	(342)	(4,624)
Proceeds from disposal of assets	—	15
Purchases of investments	(1,136)	(29,798)
Proceeds from sale of investments	8,500	10,000

Net cash provided by (used in) investing activities	7,022	(24,407)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	—	34,957
Proceeds from exercise of options	4	256
Cash used to settle net equity awards	(8)	—
Restricted cash	(12)	(32)

Net cash (used in) provided by financing activities	(16)	35,181

Net effect of currency translation	473	(172)
Net (decrease) increase in cash and cash equivalents	(1,609)	3,659
Cash and cash equivalents, beginning of period	24,353	21,071

Cash and cash equivalents, end of period	$22,744	$24,730

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

1. BASIS OF PRESENTATION

Interim financial data

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements and should be read in conjunction with Rubicon Technology, Inc.’s (the “Company”) annual report filed on Form 10-K for the fiscal year ended December 31, 2014. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Consolidated operating results for the three and six months periods ended June 30, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015.

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

The Company reviews its available-for-sale securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. The Company considers various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, its ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When the Company concludes that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Consolidated Statement of Operations. As of June 30, 2015, no impairment was recorded.

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

	June 30, 2015	December 31, 2014
	(in thousands)
Beginning balance	$140	$50
Charges to costs and expenses	(72)	105
Accounts charged off, less recoveries	15	(15)

Ending balance	$83	$140

Inventories

Inventories are valued at the lower of cost or market. Raw materials cost is determined using the first-in, first-out method, and work-in-process and finished goods costs are determined on a weighted-average cost basis which includes materials, labor and overhead. The Company reduces the carrying value of its inventories for differences between the cost and the estimated net realizable value, taking into account usage, expected demand, technological obsolescence and other information. At times in 2015 and 2014, the Company has accepted sales orders for core and wafer products at prices lower than cost. Based on these sales prices, the Company recorded for the three and six months ended June 30, 2015, a lower of cost or market adjustment which reduced inventory and increased cost of goods sold by $815,000 and $1.1 million, respectively. For the three and six months ended June 30, 2014, the Company accepted orders for small diameter core products at prices lower than cost and recorded an adjustment which reduced inventory and increased costs of goods sold by $354,000 and $1.5 million, respectively. Inventories are composed of the following:

	June 30, 2015	December 31, 2014
	(in thousands)
Raw materials	$11,498	$14,503
Work in progress	8,663	6,357
Finished goods	1,955	1,879

	$22,116	$22,739

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

Property and equipment

Property and equipment consisted of the following:

	June 30, 2015	December 31, 2014
	(in thousands)
Land and land improvements	$4,133	$4,133
Buildings	32,461	32,482
Machinery, equipment and tooling	127,530	127,158
Leasehold improvements	7,302	7,640
Furniture and fixtures	961	961
Information systems	1,140	1,140
Construction in progress	3,631	3,734

Total cost	177,158	177,248
Accumulated depreciation and amortization	(75,764)	(69,572)

Property and equipment, net	$101,394	$107,676

Impairment of long-lived assets

When circumstances, such as adverse market conditions, indicate that the carrying value of a long-lived asset may be impaired, the Company performs an analysis to review the recoverability of the asset’s carrying value. The Company makes estimates of the undiscounted cash flows (excluding interest charges) from the expected future operations of the asset. These estimates consider factors such as expected future operating income, operating trends and prospects, as well as the effects of demand, competition and other factors. If the analysis indicates that the carrying value is not recoverable from future cash flows, an impairment loss is recognized to the extent that the carrying value exceeds the estimated fair value. Any impairment losses are recorded as operating expenses, which reduce net income. In response to the Company’s current period operating losses combined with its history of continuing operating losses, the Company evaluated the recoverability of certain property and equipment. Based upon the Company’s assessment using its most recent projections, no impairment to these assets was indicated as of June 30, 2015, as the recoverable amount of undiscounted cash flows exceeded the carrying amount of these assets. To the extent these projections are not achieved, there may be a negative effect on the valuation and carrying value of these assets.

There were no impairment losses on long lived assets for the six months ended June 30, 2015.

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

Government Contracts

The Company recognizes research and development revenue in the period during which the related costs are incurred over the contractually defined period. In July 2012, the Company signed a contract with the Air Force Research Laboratory to produce large-area sapphire windows on a cost plus fixed fee basis. The Company records research and development revenue on a gross basis as costs are incurred, plus a portion of the fixed fee. For the three and six months ended June 30, 2015, $144,000 and $286,000 of revenue was recorded, respectively, and for the three and six months ended June 30, 2014, $272,000 and $397,000 of revenue was recorded, respectively. The total value of the contract is $4.7 million, of which $3.6 million has been recorded through June 30, 2015.

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

Diluted net loss per share is the same as basic net loss per share for the three and six months ended June 30, 2015 because the effects of potentially dilutive securities are anti-dilutive.

At June 30, 2015 and 2014, the Company had the following anti-dilutive securities outstanding which were excluded from the calculation of diluted net loss per share:

	June 30, 2015	June 30, 2014
Warrants	—	170,323
Stock options	8,102	354,793

Total	8,102	525,116

Other comprehensive loss

Comprehensive loss is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive loss includes net earnings (loss) and other non-owner changes in equity that bypass the statement of operations and are reported in a separate component of equity. For the six months ended June 30, 2015 and for the twelve months ended December 31, 2014, other comprehensive loss includes the unrealized loss on investments and foreign currency translation adjustments.

The following table summarizes the components of comprehensive loss:

	June 30, 2015	December 31, 2014
	(in thousands)
Reclassification of unrealized gain included in net loss	$—	$388
Unrealized loss on investments	(18)	(415)
Unrealized loss on currency translation	(15)	(16)

Ending Balance	$(33)	$(43)

Recent accounting pronouncement

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers, which supersedes most of the current revenue recognition requirements. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017 (early adoption is not permitted). The guidance permits the use of either a retrospective or cumulative effect transition method. The adoption of ASU 2014-09 is not expected to have a material impact on the Company’s consolidated financial statements.

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

Revenue is attributed by geographic region based on ship-to location of the Company’s customers. The following table summarizes revenue by geographic region:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
China	$1,813	$7,420	$5,163	$13,870
Korea	1,261	2,153	1,986	4,049
Taiwan	1,211	2,269	2,913	6,033
Germany	1,131	238	1,641	271
United States	998	1,590	2,521	2,960
Israel	291	390	614	686
Australia	200	145	415	145
Japan	127	157	243	425
Other	74	107	520	298

Total Revenue	$7,106	$14,469	$16,016	$28,737

The following table summarizes revenue by product type:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Core	$4,029	$9,572	$9,138	$20,927
Wafer	1,742	2,860	3,633	4,010
Optical	1,191	1,765	2,959	3,403
Research & Development	144	272	286	397

Total Revenue	$7,106	$14,469	$16,016	$28,737

The following table summarizes assets by geographic region:

	June 30, 2015	December 31, 2014
	(in thousands)
United States	$136,794	$156,105
Malaysia	40,506	38,765
Other	42	36

Total Assets	$177,342	$194,906

4. INVESTMENTS

The Company invests available cash primarily in investment grade commercial paper, FDIC guaranteed certificates of deposit, common stock, corporate notes and government securities. The Company’s short-term investments balance of $13.2 million as of June 30, 2015, is comprised of FDIC Guaranteed certificates of deposit of $3.4 million and corporate notes and bonds of $9.8 million. The Company’s investments are classified as available-for-sale securities and are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive income (loss).

The following table presents the amortized cost and gross unrealized gains and losses on all securities at June 30, 2015:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term Investments:
FDIC Guaranteed certificates of deposit	$3,360	$2	$—	$3,362
Corporate Notes and Bonds	9,854	—	8	9,846

Total short-term investments	$13,214	$2	$8	$13,208

The following table presents the amortized cost, and gross unrealized gains and losses on all securities at December 31, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term Investments:
FDIC Guaranteed certificates of deposit	$2,120	$—	$2	$2,118
Corporate Notes/Bonds	18,458	—	14	18,444

Total short-term investments	$20,578	$—	$16	$20,562

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2015:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash Equivalents:
Money market funds	$20,860	$—	$—	$20,860
Investments:
Available-for-sales securities—current
FDIC Guaranteed certificates of deposit	—	3,362	—	3,362
Corporate notes/bonds	—	9,846	—	9,846

Total	$20,860	$13,208	$—	$34,068

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash Equivalents:
Money market funds	$21,963	$—	$—	$21,963
Investments:
Available-for-sales securities—current:
FDIC Guaranteed certificates of deposit	—	2,118	—	2,118
Corporate notes/bonds	—	18,444	—	18,444

Total	$21,963	$20,562	$—	$42,525

In addition to the debt securities noted above, the Company had approximately $1.9 million and $2.4 million of time deposits included in cash and cash equivalents as of June 30, 2015 and December 31, 2014, respectively.

5. SIGNIFICANT CUSTOMERS

For the three months ended June 30, 2015, the Company had four customers individually that accounted for approximately 16%, 15%, 14% and 11% of revenue and for the three months ended June 30, 2014, the Company had two customers individually that accounted for approximately 29% and 10% of revenue. For the six months ended June 30, 2015, the Company has one customer that accounted for approximately 23% of revenue. For the six months ended June 30, 2014, the Company had two customers individually that accounted for approximately 24% and 10% of revenue. No other customers accounted for more than 10% of revenue for these reported periods in 2015 and 2014.

Customers individually representing more than 10% of trade receivables accounted for approximately 67% and 50% of accounts receivable as of June 30, 2015 and December 31, 2014, respectively. The Company grants credit to customers based on an evaluation of their financial condition. Losses from credit sales are provided for in the financial statements.

6. STOCKHOLDERS’ EQUITY

Common Stock

As of June 30, 2015, the Company had reserved 1,793,349 shares of common stock for issuance upon the exercise of outstanding common stock options and the vesting of restricted stock units. Also, 2,279,933 shares of the Company’s common stock were reserved for future grants of stock options (or other similar equity instruments) under the Company’s 2007 Stock Incentive Plan (the “2007 Plan”) as of June 30, 2015. In addition, 267,826 shares of the Company’s common stock were reserved for future exercise of outstanding warrants as of June 30, 2015.

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

On March 20, 2014, certain stockholders completed a public offering of 2,875,000 shares of common stock and the Company sold 375,000 shares pursuant to the full exercise of the underwriter’s over-allotment option each at a price of $13.00 per share. The Company raised a total of $4.9 million in gross proceeds from the offering, or approximately $4.4 million in net proceeds after deducting the underwriting discount and expenses of $319,000 and estimated costs of $148,000.

Warrants

For the three and six months ended June 30, 2015, no common stock warrants were exercised. At June 30, 2015 and December 31, 2014, there were 267,826 common stock warrants outstanding.

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

The Company uses the Black-Scholes option pricing model to value stock options issued after January 1, 2006. The Company uses a three year historical stock price average to determine its volatility assumptions. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The expected term is based upon the vesting term of the Company’s options, a review of a peer group of companies, and expected exercise behavior. The forfeiture rate is based on past history of forfeited options. The expense is being allocated using the straight-line method. For the three and six months ended June 30, 2015, the Company recorded $185,000 and $385,000 respectively, of stock option compensation expense. For the three and six months ended June 30, 2014, the Company recorded $207,000 and $496,000 respectively, of stock option compensation expense. As of June 30, 2015, the Company has $1.4 million of total unrecognized compensation cost related to non-vested awards granted under the Company’s stock-based plans that it expects to recognize over a weighted-average period of 2.53 years. The Company accounts for options issued prior to January 1, 2006 under the intrinsic value method.

The following table summarizes the activity of the stock incentive and equity plans as of June 30, 2015 and changes during the six months then ended:

	Shares available for grant	Number of options outstanding	Weighted- average option exercise price	Number of restricted stock and board shares issued	Number of restricted stock units outstanding
At January 1, 2015	1,772,529	2,238,286	$10.31	140,653	134,731
Granted	(189,339)	84,100	3.96	60,802	44,437
Exercised	—	(5,692)	0.78	—	—
Cancelled/forfeited	210,159	(184,639)	11.27	—	(31,290)

At June 30, 2015	1,793,349	2,132,055	$10.00	201,455	147,878

The Company’s aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock. Based on the fair market value of the common stock at June 30, 2015 and 2014, there was no intrinsic value of the options outstanding and exercisable. The weighted average fair value per share of options granted for the six months ended June 30, 2015 was $3.96 and the fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model using an expected term of 5.5 years, risk-free interest rates of 1.41%, expected volatility of 65% and no dividend yield. The Company used an expected forfeiture rate of 18.56%.

A summary of the Company’s non-vested options during the six month period ended June 30, 2015 is presented below:

	Options	Weighted- average exercise price
Non-vested at January 1, 2015	628,733	$5.93
Granted	84,100	3.96
Vested	(66,835)	7.56
Forfeited	(73,996)	7.26

Non-vested at June 30, 2015	572,002	$5.27

For the three and six months ended June 30, 2015 the Company recorded $55,000 and $116,000, respectively, of restricted stock unit (“RSU”) expense. As of June 30, 2015, there was $478,000 of unrecognized compensation cost related to the non-vested RSUs. This cost is expected to be recognized over a weighted-average period of 2.36 years.

A summary of the Company’s restricted stock units is as follows:

	RSUs outstanding	Weighted average price at time of grant	Aggregate intrinsic value
Non-vested restricted stock units as of January 1, 2015	134,731	$5.41
Granted	44,437	4.36
Cancelled	(31,290)	5.21

Non-vested at June 30, 2015	147,878	$5.13	$359,344

For the three and six months ended June 30, 2015, the Company recorded $73,000 and $146,000, respectively, of stock compensation expense related to restricted stock. For the three and six months ended June 30, 2014, the Company recorded $134,000 and $267,000, respectively, of stock compensation expense related to restricted stock.

An analysis of restricted stock issued is as follows:

Non-vested restricted stock as of January 1, 2015	12,207
Granted	60,802
Vested	(22,181)

Non-vested restricted stock as of June 30, 2015	50,828

8. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company has entered into agreements for electricity and to purchase equipment and components to construct furnaces. These agreements will result in the Company purchasing electricity, equipment or components for a total cost of approximately $2.0 million with deliveries occurring through December 2016.

Litigation

On April 30, 2015, Firerock Global Opportunity Fund LP filed a complaint in the Northern District of Illinois asserting federal securities claims against the Company, certain officers, its directors and the underwriters in the Company’s March 2014 stock offering (the “Complaint”). The Complaint seeks as a remedy either money damages or rescission of the March offering, plus attorneys’ fees. The Company intends to vigorously defend this lawsuit. Due to the preliminary nature of the lawsuit, at this time, the Company cannot predict an outcome, nor is it reasonably possible to estimate the amount or range of loss, if any, that would be associated with an adverse decision.

9. INCOME TAXES

The Company is subject to income taxes in the U.S. and Malaysia. On a quarterly basis, the Company assesses the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment and multiple factors, both positive and negative, are considered. For the period ended June 30, 2015, a valuation allowance has been included in the 2015 forecasted effective tax rate. The Company is in a cumulative loss position for the past three years, which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. Under the accounting standards objective verifiable evidence is given greater weight than subjective evidence such as the Company’s projections for future growth. Based on an evaluation in accordance with the accounting standards, as of December 31, 2014, a valuation allowance has been recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. At June 30, 2015, the Company continues to be in a three year cumulative loss position; therefore, until an appropriate level of profitability is attained, the Company expects to maintain a full valuation allowance on its U.S. net deferred tax assets. Any U.S. tax benefits or tax expense recorded on the Company’s Consolidated Statement of Operations will be offset with a corresponding valuation allowance until such time that the Company changes its determination related to the realization of deferred tax assets. In the event that the Company changes its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

The tax provision for the three and six months ended June 30, 2015 is based on an estimated combined statutory effective tax rate. The Company recorded for the three and six months ended June 30, 2015 a tax expense of $51,000 and $87,000, respectively for an effective tax rate of 0.58% and 0.51%, respectively. For the three and six months ended June 30, 2015 the difference between the Company’s effective tax rate and the U.S. federal 35% statutory rate and state 6.2% (net of federal benefit) statutory rate was primarily related to a U.S. valuation allowance and profits recorded in the Malaysia operation for which the Company has a tax holiday.

10. CREDIT FACILITY

On January 2, 2013, the Company entered into a three-year term agreement with a bank to provide the Company with a senior secured credit facility of up to $25.0 million. The agreement provides for the Company to borrow up to 80% of the value of eligible accounts receivable and up to 35% of the value of domestically held raw material and finished goods inventory. Advances against inventory are limited to the lesser of 40% of the aggregate outstanding principal on the revolving line of credit and $10.0 million. The Company has the option to borrow at an interest rate of LIBOR plus 2.75% or the Wall Street Journal prime rate plus 0.50%. If the Company maintains liquidity of $20.0 million or greater with the lending institution, then the borrowing interest rate options are LIBOR plus 2.25% or the Wall Street Journal prime rate. There is an unused revolving line facility fee of 0.375% per annum. The facility is secured by a first priority interest in substantially all of the Company’s personal property, excluding intellectual property. The Company is required to maintain an adjusted quick ratio of 1.40 to 1.00, maintain operating and other deposit accounts with the bank or bank’s affiliates of 25% of the Company’s total worldwide cash, securities and investments, and the Company can pay dividends or repurchase capital stock only with the bank’s consent during the three year term. For the six months ended June 30, 2015, the Company did not draw on this facility. For the three and six months ended June 30, 2015 and 2014, the Company recorded $24,000 and $47,000, respectively of interest expense charged on the unused portion of the facility.

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

Our largest product lines are:

•	sapphire cores, two to six inches in diameter, which our customers further process into wafers for use in LED applications and into components such as lens covers for mobile devices;

•	four and six-inch sapphire wafers that are used as substrates for the manufacture of LED chips and to a lesser extent for other semiconductor applications such as Silicon-on-Sapphire (“SoS”) Radio Frequency Integrated Circuits (“RFICs”);

•	four, six, and eight-inch patterned sapphire substrates (“PSS”) which are polished wafers that undergo additional processes of photolithography and dry plasma etching to produce a patterned surface which enhances LED light extraction efficiency (“LEE”); and

•	optical sapphire components in various shapes and sizes, including round and rectangular windows and blanks, domes, tubes and rods. These optical sapphire products are used in equipment for a wide variety of end markets, including defense and aerospace, medical devices, oil and gas drilling, semiconductor manufacturing and other markets.

The adoption of sapphire in mobile devices continued to expand with the introduction of new products such as the Apple watch, which has sapphire content, as do at least two other smart watches manufactured by others already in the market. In addition, Kyocera has introduced a new smartphone with a sapphire faceplate and a Chinese smartphone manufacturer has announced plans to do the same. However, the industry expectation was that at least one version of the iPhone 6 introduced in the third quarter of 2014 would have a sapphire faceplate. That did not happen and the subsequent bankruptcy filing by GT Advanced Technologies Inc. (“GTAT”) has raised considerable speculation on how the mobile device segment of the sapphire market will continue to evolve. It is difficult to determine the future impact of the GTAT bankruptcy on sapphire supply and demand as it is unknown what will be the disposition of their furnaces and sapphire inventory. While we do not know whether Apple has changed its overall strategy around sapphire, Apple and other mobile device manufacturers continue to expand the use of sapphire in more of their products. We expect this trend to continue, and we believe this segment of the market has the potential to become the largest consumer of sapphire in a relatively short period of time. We have participated in the mobile device market and plan to continue to participate in that market.

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

We have been focusing our efforts on a newer product offering, PSS wafers. High brightness (“HB”) LED chip manufacturers etch a pattern onto the surface of the sapphire wafer in the early stages of their production process in order to improve light output. We have leveraged our capability in producing larger diameter sapphire wafers to offer pre-patterned, larger diameter (four-inch and six-inch) wafers to the LED market. PSS sales volumes are expected to increase later this year and into 2016.

In July 2015, we signed a resource sharing agreement with another sapphire polisher. Under that agreement, we will receive what we believe will be a lower cost four-inch polishing process in exchange for making available to the other party the use of some of our underutilized slicing and polishing capacity in Malaysia. The agreement is aimed at accelerating wafer cost reductions. We will continue our existing six-inch polishing process but we believe that some of the process modifications made for four-inch may be transferrable to six-inch and may result in reduced costs for that product as well. The extent and timing of cost reductions from these changes will be better understood as the changes are implemented.

Historically, a significant portion of our revenue has been derived from sales to relatively few customers. For the three months ended June 30, 2015, the Company had four customers individually that accounted for approximately 16%, 15%, 14% and 11% of revenue and for the three months ended June 30, 2014, the Company had two customers individually that accounted for approximately 29% and 10% of revenue. For the six months ended June 30, 2015, the Company had one customer that accounted for approximately 23% of revenue. For the six months ended June 30, 2014, the Company had two customers individually that accounted for approximately 24% and 10% of revenue. Other than as discussed above, none of our customers accounted for more than 10% of our revenue for such periods. Although we continue to strive to diversify and expand our customer base, we expect our revenue to continue to be concentrated among a small number of customers. We expect that our significant customers may change from period to period.

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

Our operating expenses are principally comprised of sales and marketing, research and development (“R&D”) and general and administrative (“G&A”) expenses. G&A expenses consist primarily of salaries and associated costs for employees in finance, human resources, information technology and administrative activities, charges for accounting, legal, and insurance fees, and stock-based compensation. The majority of our stock-based compensation relates to administrative personnel and is accounted for as a G&A expense.

Other income (expense) consists of interest income, interest expense and realized gains and losses on investments and currency translation.

We account for income taxes under the asset and liability method whereby the expected future tax consequences of temporary differences between the book value and the tax basis of assets and liabilities are recognized as deferred tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to be recognized. Our updated analysis of ownership changes that limit the utilization of our net operating loss (“NOL”) carryforwards as of March 31, 2014, shows no such ownership change. We believe that an updated analysis will not likely indicate an ownership change that would limit the utilization of net operating losses and tax credits at June 30, 2015. Based on an evaluation in accordance with the accounting standards, as of December 31, 2014, a valuation allowance has been recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. A cumulative loss position for three consecutive years is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. At June 30, 2015, we continue to be in a three year cumulative loss position therefore a full valuation allowance was provided and no tax benefit will be recorded until we can conclude that it is more likely than not that our deferred tax assets will be realized.

We anticipate our capital expenditures will be between $1.0 million and $4.0 million for the full year 2015. These expenditures will be primarily focused on investments in equipment to produce patterned sapphire substrates and to enhance our polishing platform. Our capital expenditures in the six months ended June 30, 2015 were $342,000.

RESULTS OF CONSOLIDATED OPERATIONS THREE MONTHS ENDED JUNE 30, 2015 AND 2014

The following table sets forth our consolidated statements of operations for the periods indicated:

	Three months ended June 30,
	2015	2014
	(in millions)
Revenue	$7.1	$14.5
Cost of goods sold	12.3	21.8

Gross loss	(5.2)	(7.3)

Operating expenses:
General and administrative	2.2	2.2
Sales and marketing	0.3	0.4
Research and development	0.6	0.4
(Gain) loss on disposal of assets	—	(0.1)

Total operating expenses	3.1	2.9

Loss from operations	(8.3)	(10.2)
Other income (expense)	(0.2)	0.2

Loss before income taxes	(8.5)	(10.0)
Income tax expense	(0.1)	—

Net loss	$(8.6)	$(10.0)

The following table sets forth our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Three months ended June 30,
	2015	2014
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	173	150

Gross loss	(73)	(50)

	Three months ended June 30,
	2015	2014
	(percentage of total)
Operating expenses:
General and administrative	31	15
Sales and marketing	4	2
Research and development	9	3
Loss on disposal of assets	—	—

Total operating expenses	44	20

Loss from operations	(117)	(70)
Other income (expense)	(3)	1

Loss before income taxes	(120)	(69)
Income tax expense	(1)	—

Net loss	(121)%	(69)%

Revenue. Revenue was $7.1 million and $14.5 million for the three months ended June 30, 2015 and 2014, respectively, a decrease of $7.3 million. We experienced lower revenue from sales of our core products by $5.5 million, of which $3.3 million was attributable to a decrease in volume and $2.2 million was attributable to a decrease in price. We experienced lower revenue from sales of our polished wafers by $1.1 million, which was the result a $1.4 million decrease in polished wafers sold to the LED market partially offset by an increase of $313,000 on polished wafers sold to the SoS market. The $1.1 million decrease in revenue reflects a $1.8 million decrease in non-PSS polished wafers sales, offset by a $645,000 increase in revenue from sales of PSS wafers. We also had decreased revenue of $575,000 from optical products due to a softening in the sales of sapphire for sensor and instrumentation applications. Demand for our core products was lower in the second quarter 2015 compared to the second quarter 2014, due to decreased demand from the LED light bulb market and excess inventory in the supply chain primarily related to higher inventory levels of LED backlit televisions. Pricing for sapphire cores decreased approximately 40% in the three months ended June 30, 2015 as compared to three months ended June 30, 2014 for both our two-inch and four-inch core products. We anticipate pricing to remain challenging for at least the next quarter. We have continued to focus our sales of wafer products on PSS wafers where we believe there is greater margin opportunity. We expect PSS revenue to grow in the second half of this year as customers move from qualification volumes to production volumes. We operate in an extremely volatile market, so the amount of price or volume change is difficult to predict.

Gross loss. Gross loss was $5.2 million and $7.3 million for the three months ended June 30, 2015 and 2014, respectively, a decrease in gross loss of $2.1 million. The decrease in gross loss is attributable to reduced wafer sales sold at negative margins and lower production costs on core products of $2.3 million. For the three months ended June 30, 2015 and 2014, respectively, products were sold below cost resulting in a lower of cost or market adjustment which reduced inventory and increased cost of goods sold by $815,000 and $354,000, respectively. For the three months ended June 30, 2015 and 2014, we were not operating at capacity due to lower demand, and recorded as an expense $1.6 million and $1.9 million, respectively, of costs associated with the under-utilization of equipment and staff.

General and administrative expenses. G&A expenses were $2.2 million for each of the three months ended June 30, 2015 and 2014. There were no significant increases or decreases in spending for the comparative three months.

Sales and marketing expenses. Sales and marketing expenses were $354,000 and $332,000 for the three months ended June 30, 2015 and 2014, respectively, an increase of $22,000. The increase in sales and marketing expenses is primarily attributable to increased employee compensation costs of $72,000 partially offset by a decrease in marketing services of $54,000.

Research and development expenses. R&D expenses were $602,000 and $391,000 for the three months ended June 30, 2015 and 2014, respectively, an increase of $211,000. The increase was primarily attributable to increased employee compensation costs of $119,000 and an increase in project expenses of $66,000.

Other income (expense). Other expense was $207,000 for the three months ended June 30, 2015 and other income was $195,000 for the six months ended June 30, 2014, an increase in other expense of $402,000. The increase was due to an increase in realized loss on foreign currency translation of $400,000.

Income tax expense. In accordance with ASC740 “Accounting for Income Taxes” (“ASC740”), we evaluate our deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted. ASC740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. We are in a cumulative loss position for the past three years, which is considered significant negative evidence by the accounting standards that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. The accounting standards attribute greater weight to objective negative evidence than to subjective positive evidence, such as our projections for future growth. Based on this evaluation, as of December 31, 2014, a valuation allowance has been recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. At June 30, 2015 we continue to be in a three year cumulative loss position, therefore, until an appropriate level of profitability is attained, we expect to maintain a valuation allowance on net deferred tax assets related to future U.S. tax benefits and will no longer accrue tax benefits or tax expense on our Consolidated Statement of Operations. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. The tax provision for the three months ended June 30, 2015 is based on an estimated combined statutory effective tax rate. For the three months ended June 30, 2015 the difference between the Company’s effective tax rate of 0.58% and the U.S. federal 35% statutory rate and state 6.2% (net of federal benefit) statutory rate was primarily related to a U.S. valuation allowance and profits recorded in the Malaysia operation for which the Company has a tax holiday.

RESULTS OF CONSOLIDATED OPERATIONS SIX MONTHS ENDED JUNE 30, 2015 AND 2014

The following table sets forth our consolidated statements of operations for the periods indicated:

	Six months ended June 30,
	2015	2014
	(in millions)
Revenue	$16.0	$28.7
Cost of goods sold	26.3	43.5

Gross loss	(10.3)	(14.8)

Operating expenses:
General and administrative	4.3	4.6
Sales and marketing	0.7	0.8
Research and development	1.0	1.0
Loss (gain) on disposal of assets	—	(0.1)

Total operating expenses	6.0	6.3

Loss from operations	(16.3)	(21.1)
Other income (expense)	(0.6)	0.2

Loss before income taxes	(16.9)	(20.9)
Income tax expense	—	—

Net loss	$(16.9)	$(20.9)

The following table sets forth our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Six months ended June 30,
	2015	2014
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	164	152

Gross loss	(64)	(52)

Operating expenses:
General and administrative	27	16
Sales and marketing	4	3
Research and development	7	3
Loss (gain) on disposal of assets	—	—

Total operating expenses	38	22

Loss from operations	(102)	(74)
Other income (expense)	(4)	1

Loss before income taxes	(106)	(73)
Income tax expense	—	—

Net loss	(106)%	(73)%

Revenue. Revenue was $16.0 million and $28.7 million for the six months ended June 30, 2015 and 2014, respectively, a decrease of $12.7 million. We experienced lower revenue from sales of our core products by $11.8 million, of which $7.1 million was attributable to a decrease in volume and $4.7 million was attributable to a decrease in price. We experienced lower revenue from sales of our polished wafers by $320,000 which was the result of a $1.2 million decrease in polished wafers sold to the LED market partially offset by $864,000 in higher sales of polished wafers sold to the SoS market. The $320,000 reduction in revenue reflects a $1.3 million decrease in sales of non-PSS polished wafers partially offset by an increase of $1.0 million in sales of PSS wafers. We also had decreased revenue of $444,000 from optical products due to a decrease in the sales of sapphire for sensor and instrumentation applications. Demand for our core products was weaker for the six months ended June 30, 2015 as compared to June 30, 2014 due to decreased demand from the LED general lighting market and excess inventory in the supply chain. We have shifted our sales focus away from polished wafers to PSS wafers where we believe there is greater margin opportunity. We expect PSS revenue to grow in the second half of this year as customers move from qualification volumes to production volumes. We operate in an extremely volatile market, so the amount of price or volume change is difficult to predict.

Gross loss. Gross loss was $10.3 million and $14.8 million for the six months ended June 30, 2015 and 2014, respectively, a decrease in gross loss of $4.5 million. The decrease in gross loss is attributable to reduced wafer sales sold at negative margins and lower production costs of core products of $3.4 million. For the six months ended June 30, 2015 and 2014, products were sold below cost resulting in a lower of cost or market adjustment which reduced inventory and increased cost of goods sold by $1.1 million and $1.5 million, respectively. For the six months ended June 30, 2015 and 2014, due to the lower demand, we were not operating at capacity and recorded costs of $3.8 million and $4.3 million, respectively, associated with the under-utilization of equipment and staff as an expense.

General and administrative expenses. G&A expenses were $4.3 million and $4.6 million for the six months ended June 30, 2015 and 2014, respectively, a decrease of $329,000. The decrease was primarily due to an decrease in financing fees of $214,000 and a decrease in travel expenses of $163,000.

Sales and marketing expenses. Sales and marketing expenses were $692,000 and $799,000 for the six months ended June 30, 2015 and 2014, respectively, a decrease of $107,000. The decrease is primarily due to a decrease in marketing services expenses.

Research and development expenses. R&D expenses were $1.0 million and $967,000 for the six months ended June 30, 2015 and 2014, respectively, an increase of $69,000. The increase is primarily attributable to employee compensation costs of $60,000.

Other income (expense). Other expense was $571,000 for the six months ended June 30, 2015 and other income was $232,000 for the six months ended June 30, 2014, an increase in other expense of $803,000. The increase was primarily due to an increase in realized losses on foreign currency translation of $796,000.

Income tax expenses. In accordance with ASC740 “Accounting for Income Taxes” (“ASC740”), we evaluate our deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted. ASC740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. We are in a cumulative loss position for the past three years, which is considered significant negative evidence by the accounting standards that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. The accounting standards attribute greater weight to objective negative evidence than to subjective positive evidence, such as our projections for future growth. Based on this evaluation, as of December 31, 2014, a valuation allowance has been recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. At June 30, 2015 we continue to be in a three year cumulative loss position, therefore, until an appropriate level of profitability is attained, we expect to maintain a valuation allowance on net deferred tax assets related to future U.S. tax benefits and will no longer accrue tax benefits or tax expense on our Consolidated Statement of Operations. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. The tax provision for the six months ended June 30, 2015 is based on an estimated combined statutory effective tax rate. For the six months ended June 30, 2015 the difference between the Company’s effective tax rate of 0.51% and the U.S. federal 35% statutory rate and state 6.2% (net of federal benefit) statutory rate was primarily related to a U.S. valuation allowance and profits recorded in the Malaysia operation for which the Company has a tax holiday.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations using a combination of issuances of common stock and cash generated from our operations.

As of June 30, 2015, we had cash and short term investments totaling $36.0 million, including cash of $1.9 million held in deposits at major banks, $20.9 million invested in money market funds and $13.2 million of short-term investments including commercial paper, corporate notes and bonds and FDIC guaranteed certificates of deposit.

Cash flows from operating activities

The following table represents the major components of our cash flows from operating activities for the six months ended June 30, 2015 and 2014:

	Six months ended June 30,
	2015	2014
	(in millions)
Net loss	$(16.9)	$(20.9)
Non-cash items:
Depreciation and amortization	6.6	7.0
Stock based compensation and other, net	0.7	0.8

Total non-cash items:	7.3	7.8

Working capital:
Accounts receivable	0.4	(5.0)
Inventories	0.1	11.1
Prepaid expenses and other assets	1.2	0.5
Accounts payable	(1.2)	(0.1)
Other accruals	—	(0.3)

Total working capital items:	0.5	6.2

Net cash used in operating activities	$(9.1)	$(6.9)

Cash used in operating activities was $9.1 million for the six months ended June 30, 2015. During such period, we generated a net loss of $16.9 million, non-cash expenses of $7.3 million, and an increase in cash from net working capital of $400,000. The net working capital increase was driven by a decrease in accounts receivable of $379,000 on timing of customer payments, a decrease in inventory of $124,000 primarily related to a decrease in raw materials, and a decrease in other prepaid expenses of $1.2 million primarily related to a decrease in prepaid furnace components. This increase was partially offset by a decrease in accounts payable of $1.2 due to timing of payments.

Cash used in operating activities was $6.9 million for the six months ended June 30, 2014. During such period, we generated a net loss of $20.9 million, non-cash expenses of $7.8 million, and an increase in cash from net working capital change of $6.2 million. The net working capital change was comprised of an increase in accounts receivable of $5.0 million on increased revenue and timing of customers’ payments, a decrease in inventory of $11.1 million primarily attributed to a decrease in our sapphire boule and work-in-process inventory, and a decrease in accounts payable and accruals of $468,000 due to timing of payments.

Cash flows from investing activities

The following table represents the major components of our cash flows from investing activities for the six months ended June 30, 2015 and 2014:

	Six months ended June 30,
	2015	2014
	(in millions)
Purchases of property and equipment:
Machinery & equipment for crystal growth	$—	$(1.0)
Polishing platform and PSS machinery and equipment	(0.3)	(3.6)

Total purchases of property and equipment:	(0.3)	(4.6)

Purchases of investments	(1.1)	(29.8)
Proceeds from sale of investments	8.5	10.0

Net cash provided by (used in) investing activities	$7.1	$(24.4)

Net cash provided by investing activities was $7.1 million for the six months ended June 30, 2015. During the six months ended June 30, 2015, we used approximately $342,000 on the purchase of equipment primarily for our facility in Penang, Malaysia. We used proceeds from the sale of investments of $8.5 million partially offset by the purchases of investments of $1.1 million to fund operations and capital spending.

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

We anticipate our full year 2015 spending on capital expenditures to be between $1.0 million to $4.0 million and will primarily be focused on investments in equipment to produce patterned sapphire substrates and to enhance our polishing platform.

Cash flows from financing activities

Net cash used in financing activities was $16,000 for the six months ended June 30, 2015, which represents cash used to settle net equity awards of $8,000, and a change in restricted cash of $12,000 offset by proceeds from the exercise of options of $4,000. Net cash provided by financing activities was $35.2 million for the six months ended June 30, 2014, which represents $35.0 million in proceeds from the issuance of common stock, net of issuance costs, and $256,000 in net proceeds from the exercise of stock options.

Future liquidity requirements

We believe that our existing cash, cash equivalents, investments and anticipated cash flows from operating activities and our secured credit facility will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our cash needs include cash required to fund our operations and the capital needed to fund our investments in additional PSS capacity, new product development and other production needs. If the assumptions underlying our business plan regarding future revenues and expenses change, or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or convertible debt securities. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we obtain additional debt financing or draw on our credit facility, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. If we are unable to obtain financing on terms favorable to us, we may be unable to successfully execute our business plan.

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

Government Contracts

We recognize research and development revenue in the period during which the related costs are incurred over the contractually defined period. In July 2012, we signed a contract with the Air Force Research Laboratory to produce large-area sapphire windows on a cost plus fixed fee basis. We record revenue on a gross basis as costs are incurred plus a portion of the fixed fee. For the three and six months ended June 30, 2015, $144,000 and $286,000, respectively, of revenue was recognized. For the three and six months ended June 30, 2014, $272,000 and $397,000 of revenue was recorded, respectively. The total value of the contract is $4.7 million of which $3.6 million has been recorded through June 30, 2015.

We do not provide maintenance or other services and do not have sales that involve multiple elements or deliverables.

Inventory valuation

We value our inventory at the lower of cost or market. Market is determined based on net realizable value. Raw materials cost is determined using the first-in, first-out method, and work-in-process and finished goods costs are determined on a weighted-average cost basis which includes materials, labor and overhead. We establish inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based on customer required specifications. We evaluate the ability to realize the value of our inventory based on a combination of factors, including forecasted sales, estimated current and future market value and changes in customers’ product specifications. For the three and six months ended June 30, 2014, we determined that we had inventory that was excess or obsolete and recorded an adjustment which reduced inventory and increased cost of goods by $363,000. For the three and six months ended June 30, 2015, we accepted sales orders for core and wafer products at prices lower than our cost. Based on these sales prices, we recorded for the three and six months ended June 30, 2015 an adjustment which increased costs of goods sold and reduced inventory by $815,000 and $1.1 million, respectively. We expect pricing on these products to remain challenging at least for the next few quarters. Our method of estimating excess and obsolete inventory has remained consistent for all periods presented. However, if our recognition of excess or obsolete inventory is, or if our estimates of our inventory’s potential utility become, less favorable than currently expected, additional inventory reserves may be required. We determine our normal operating capacity and record as an expense costs attributable to lower utilization of equipment and staff. For the three and six months ended June 30, 2015, we determined that we were not operating at capacity and recorded costs associated with lower utilization of equipment and staff of $1.6 million and $3.8 million, respectively. For the remainder of 2015, it is likely that we will incur additional costs due to lower utilization of equipment and staff.

Investments

We invest available cash primarily in investment grade commercial paper, FDIC guaranteed certificates of deposit, corporate notes and government securities. Investments classified as available-for-sale securities are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Investments in trading securities are reported at fair value, with both realized and unrealized gains and losses recorded in other income (expense) in the Consolidated Statement of Operations. Investments in which we have the ability and intent, if necessary, to liquidate in order to support our current operations are classified as short-term.

We review our available-for-sale securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When we conclude that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Consolidated Statement of Operations. As of June 30, 2015, no impairment was recorded.

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

In response to our current period operating losses combined with our history of continuing operating losses, we evaluated the recoverability of certain property and equipment. Our current estimate of fair value has declined eroding the gap between fair value and carrying value of our long-lived assets. The fair value decline is primarily attributable to declining market conditions, including market prices. While we do not believe our assets are impaired as of June 30, 2015, the confluence of these and other factors has decreased our estimate of our long-lived assets’ fair value and increased the risk of impairment. If the trends contributing to our lower estimate of fair value continue, the assets would become impaired. Specifically, if the most sensitive factors affecting our fair value calculations, such as pricing, continue to deteriorate, it is reasonably possible that our estimate of fair value could fall below carrying value. If that occurs, and we determine that the decline is other than temporary, we would record a charge to income for the difference between the estimate of fair value and the carrying amount of our assets.

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

The expected term represents the weighted-average period that our stock options are expected to be outstanding and is based upon five years of historical data. We estimate the volatility of our common stock based on a five year historical stock price. We base the risk-free interest rate that we use in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and, therefore, use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The current forfeiture rate of 18.56% was based on our past history of forfeitures.

We allocate stock based compensation costs using a straight-line method which amortizes the fair value of each option on a straight-line basis over the service period. Based on the variables affecting the valuation of our common stock and the method used for allocating compensation costs, we recognized $313,000 and $647,000 in stock compensation expense during the three and six months ended June 30, 2015, respectively.

All option grants made during the three and six months ended June 30, 2015 and 2014 were granted at an exercise price per share equal to the closing market price of our common stock on the last market trading day prior to the date of grant. Therefore, there is no intrinsic value because the exercise price per share of each option was equal to the fair value of the common stock on the date of grant.

Based on the fair market value of the common stock at June 30, 2015, there is no aggregate intrinsic value of all stock options outstanding and exercisable.

Income tax valuation allowance

Evaluating the need for and amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all the positive and negative evidence available to determine whether all or some portion of the deferred tax assets will not be realized. A valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50 percent) that they will not be realized. In general, “realization” refers to the incremental benefit achieved through the reduction in future taxes payable or an increase in future taxes refundable from the deferred tax assets, assuming that the underlying deductible differences and carryforwards are the last items to enter into the determination of future taxable income. In determining our valuation allowance, we consider the source of taxable income including taxable income in prior carryback years, future reversals of existing temporary differences, the required use of tax planning strategies, and future taxable income exclusive of reversing temporary differences and carryforwards. We are in a cumulative loss position for the past three years, which is considered significant negative evidence by the accounting standards that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. Under the accounting standards objective verifiable evidence is given greater weight than subjective evidence, such as our projections for future growth. Based on an evaluation in accordance with the accounting standards, as of December 31, 2014, a valuation allowance has been recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. At June 30, 2015 we continue to be in a three year cumulative loss position, therefore until an appropriate level of profitability is attained, we expect to maintain a full valuation allowance on our U.S. net deferred tax assets.

RECENT ACCOUNTING PRONOUNCEMENT

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers, which supersedes most of the current revenue recognition requirements. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017 (early adoption is not permitted). The guidance permits the use of either a retrospective or cumulative effect transition method. The adoption of ASU 2014-09 is not expected to have a material impact on our consolidated financial statements.

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

For the six months ended June 30, 2015, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES

Management’s evaluation of disclosure controls and procedures

Based on evaluations at June 30, 2015, our chief executive officer and chief financial officer (together, our “certifying officers”), with the participation of the management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting

Our certifying officers have concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

As previously reported, on April 30, 2015, Firerock Global Opportunity Fund LP filed a complaint in the Northern District of Illinois asserting federal securities claims against the Company, certain officers, its directors and the underwriters in the Company’s March 2014 stock offering (the “Complaint”). The Complaint seeks as a remedy either money damages or rescission of the March offering, plus attorneys’ fees. The Company intends to vigorously defend this lawsuit. Due to the preliminary nature of the lawsuit, at this time, we cannot predict an outcome, nor is it reasonably possible to estimate the amount or range of loss, if any, that would be associated with an adverse decision.

The Company’s leased premises at 900 E. Green St., Bensenville, IL was subject to a foreclosure action brought by our property’s mortgagee against, amongst other parties, the titleholder of the property. The Company, as a tenant of the property, was named as a defendant in the action. The mortgagee has obtained title to the property without any impact to the Company’s lease and the case was dismissed in May 2015.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 7, 2015.

Rubicon Technology, Inc.

Date: August 7, 2015	By:	/s/ William F. Weissman
William F. Weissman
President and Chief Executive Officer

Date: August 7, 2015	By:	/s/ Mardel A. Graffy
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