Form 10-Q
period 2015-09-30
Rubicon Technology, Inc.
filed 2015-11-09
CIK 1410172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2015

or

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

As of November 4, 2015 the Registrant had 26,203,535 shares of common stock, par value $0.001 per share, outstanding.

RUBICON TECHNOLOGY, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended September 30, 2015

PART I FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

Rubicon Technology, Inc.

Consolidated balance sheets

	September 30, 2015	December 31, 2014
	(unaudited)
	(in thousands, other than share data)
Assets
Cash and cash equivalents	$21,428	$24,353
Restricted cash	167	183
Short-term investments	12,676	20,562
Accounts receivable, net	3,276	8,323
Inventories	23,112	22,739
Other inventory supplies	6,660	8,208
Prepaid expenses and other current assets	1,063	1,035

Total current assets	68,382	85,403
Property and equipment, net	59,079	107,676
Other assets	1,492	1,827

Total assets	$128,953	$194,906

Liabilities and stockholders’ equity
Accounts payable	$2,563	$3,754
Accrued payroll	192	514
Accrued and other current liabilities	1,381	925
Corporate income and franchise taxes	200	270
Accrued real estate taxes	183	280
Advance payments	37	10

Total current liabilities	4,556	5,753
Deferred tax liability	9	593

Total liabilities	4,565	6,346

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 undesignated shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized and 27,978,379 and 27,913,788 shares issued; 26,203,535 and 26,138,944 shares outstanding	28	28
Additional paid-in capital	373,255	372,319
Treasury stock, at cost, 1,774,844 shares	(12,148)	(12,148)
Accumulated other comprehensive loss	(27)	(43)
Accumulated deficit	(236,720)	(171,596)

Total stockholders’ equity	124,388	188,560

Total liabilities and stockholders’ equity	$128,953	$194,906

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of operations

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(unaudited)
	(in thousands, other than share data)
Revenue	$5,346	$8,036	$21,362	$36,773
Cost of goods sold	9,237	17,496	35,517	61,001

Gross loss	(3,891)	(9,460)	(14,155)	(24,228)
Operating expenses:
General and administrative	3,037	2,949	7,293	7,534
Sales and marketing	287	337	979	1,136
Research and development	558	446	1,594	1,413
Long-lived asset impairment charges	39,597	—	39,597	—
Loss on disposal of assets	—	680	22	665

Loss from operations	(47,370)	(13,872)	(63,640)	(34,976)

Other income:
Interest income	15	22	52	66
Interest expense	(29)	(24)	(76)	(71)
Realized (loss) gain on foreign currency translation	(1,475)	(137)	(2,036)	98

Total other (expense) income	(1,489)	(139)	(2,060)	93

Loss before income taxes	(48,859)	(14,011)	(65,700)	(34,883)
Income tax benefit	663	298	576	292

Net loss	$(48,196)	$(13,713)	$(65,124)	$(34,591)

Net loss per common share
Basic	$(1.84)	$(0.53)	$(2.49)	$(1.35)

Diluted	$(1.84)	$(0.53)	$(2.49)	$(1.35)

Weighted average common shares outstanding used in computing net loss per common share	26,160,308	26,110,651	26,143,948	25,711,532

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of comprehensive loss

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(unaudited)
	(in thousands)
Net loss	$(48,196)	$(13,713)	$(65,124)	$(34,591)
Other comprehensive income (loss):
Unrealized gain on investments, net of tax	5	602	15	540
Unrealized gain (loss) on currency translation	2	(2)	1	(2)

Other comprehensive income	7	600	16	538

Comprehensive loss	$(48,189)	$(13,113)	$(65,108)	$(34,053)

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of cash flows

	Nine months ended September 30,
	2015	2014
	(unaudited)
	(in thousands)
Cash flows from operating activities
Net loss	$(65,124)	$(34,591)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	9,780	10,321
Long-lived asset impairment charges	39,597	—
Net loss on disposal of assets	22	665
Stock-based compensation	939	1,081
Deferred taxes	(584)	(363)
Changes in operating assets and liabilities:
Accounts receivable	5,047	(2,251)
Inventories	(2,177)	11,330
Other inventory supplies	1,146	3,404
Prepaid expenses and other assets	304	(483)
Accounts payable	(910)	(401)
Accrued payroll	(296)	256
Corporate income and franchise taxes	(70)	4
Advanced payments	27	(402)
Accrued and other current liabilities	394	(60)

Net cash used in operating activities	(11,905)	(11,490)

Cash flows from investing activities
Purchases of property and equipment	(801)	(6,127)
Proceeds from disposal of assets	—	15
Purchases of investments	(3,099)	(28,359)
Proceeds from sale of investments	11,000	15,000

Net cash provided by (used in) investing activities	7,100	(19,471)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	—	34,957
Proceeds from exercise of options	4	212
Cash used to settle net equity awards	16	—
Restricted cash	(8)	(30)

Net cash provided by financing activities	12	35,139

Net effect of currency translation	1,868	(105)
Net (decrease) increase in cash and cash equivalents	(2,925)	4,073
Cash and cash equivalents, beginning of period	24,353	21,071

Cash and cash equivalents, end of period	$21,428	$25,144

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

1. BASIS OF PRESENTATION

Interim financial data

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements and should be read in conjunction with Rubicon Technology, Inc.’s (the “Company”) annual report filed on Form 10-K for the fiscal year ended December 31, 2014. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Consolidated operating results for the three and nine months periods ended September 30, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015.

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

The Company reviews its available-for-sale securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. The Company considers various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, its ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When the Company concludes that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Consolidated Statement of Operations. As of September 30, 2015, no impairment was recorded.

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

Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time a customer’s balance is past due, the customer’s current ability to pay and the condition of the general economy and industry as a whole. The Company writes off accounts receivable when they are deemed uncollectible, and such write offs, net of payments received, are recorded as a reduction to bad debt expense. The following table shows the activity of the allowance for doubtful accounts:

	September 30, 2015	December 31, 2014
	(in thousands)
Beginning balance	$140	$50
Charges to costs and expenses	155	105
Accounts charged off, less recoveries	14	(15)

Ending balance	$309	$140

Inventories

Inventories are valued at the lower of cost or market. Raw materials cost is determined using the first-in, first-out method, and work-in-process and finished goods costs are determined on a weighted-average cost basis which includes materials, labor and overhead. The Company reduces the carrying value of its inventories for differences between the cost and the estimated net realizable value, taking into account usage, expected demand, technological obsolescence and other information. At times in 2015 and 2014, the Company has accepted sales orders for core and wafer products at prices lower than cost. Based on these sales prices, the Company recorded for the nine months ended September 30, 2015, a lower of cost or market adjustment which reduced inventory and increased cost of goods sold by $1.1 million. For the three and nine months ended September 30, 2014, the Company recorded a lower of cost or market adjustment which reduced inventory and increased costs of goods sold by $276,000 and $1.8 million, respectively. Inventories are composed of the following:

	September 30, 2015	December 31, 2014
	(in thousands)
Raw materials	$10,210	$14,503
Work in progress	10,495	6,357
Finished goods	2,407	1,879

	$23,112	$22,739

The Company establishes inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based on customer specifications. The Company evaluates the ability to realize the value of its inventory based on a combination of factors, including forecasted sales, estimated current and future market value and changes in customers’ product specifications. For the three and nine months ended September 30, 2014, the Company determined it had inventory that was excess or obsolete and recorded an adjustment which reduced inventory and increased costs of goods sold by $1.8 million and $2.2 million, respectively. The Company’s method of estimating excess and obsolete inventory has remained consistent for all periods presented.

Property and equipment

Property and equipment consisted of the following:

	September 30, 2015	December 31, 2014
	(in thousands)
Land and land improvements	$4,133	$4,133
Buildings	26,097	32,482
Machinery, equipment and tooling	50,310	127,158
Leasehold improvements	7,141	7,640
Furniture and fixtures	901	961
Information systems	1,087	1,140
Construction in progress	1,201	3,734

Total cost	90,870	177,248
Accumulated depreciation and amortization	(31,791)	(69,572)

Property and equipment, net	$59,079	$107,676

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

Government Contracts

The Company recognizes research and development revenue in the period during which the related costs are incurred over the contractually defined period. In July 2012, the Company signed a contract with the Air Force Research Laboratory to produce large-area sapphire windows on a cost plus fixed fee basis. The Company records research and development revenue on a gross basis as costs are incurred, plus a portion of the fixed fee. For the three and nine months ended September 30, 2015, $270,000 and $556,000 of revenue was recorded, respectively, and for the three and nine months ended September 30, 2014, $156,000 and $553,000 of revenue was recorded, respectively. The total value of the contract is $4.7 million, of which $3.9 million has been recorded through September 30, 2015.

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

Diluted net loss per share is the same as basic net loss per share for the three and nine months ended September 30, 2015 and 2014 because the effects of potentially dilutive securities are anti-dilutive.

At September 30, 2015 and 2014, the Company had the following anti-dilutive securities outstanding which were excluded from the calculation of diluted net loss per share:

	September 30, 2015	September 30, 2014
Warrants	—	117,522
Stock options	1,130	142,104

Total	1,130	259,626

Other comprehensive loss

Comprehensive loss is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive loss includes net earnings (loss) and other non-owner changes in equity that bypass the statement of operations and are reported in a separate component of equity. For the nine months ended September 30, 2015 and for the twelve months ended December 31, 2014, other comprehensive loss includes the unrealized loss on investments and foreign currency translation adjustments.

The following table summarizes the components of comprehensive loss:

	September 30, 2015	December 31, 2014
	(in thousands)
Reclassification of unrealized gain included in net loss	$—	$388
Unrealized loss on investments	(14)	(415)
Unrealized loss on currency translation	(13)	(16)

Ending Balance	$(27)	$(43)

Recent accounting pronouncement

In May 2014, the FASB issued Accounting Standards Update No. 2015-14 (“ASU 2014-09”) Revenue from Contracts with Customers which supersedes most of the current revenue recognition requirements. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance permits the use of either a retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date which defers the effect date of ASU No. 2014-09, by one year to fiscal years and interim periods within those fiscal years, beginning after December 15, 2017 and permits early adoption on a limited basis. The adoption of ASU 2014-09 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period related to stock compensation. The new standard requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings. Early adoption is permitted. The Company is evaluating the impact, if any, of adopting ASU 2014-12 on its financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs which requires entities to present debt issuance costs related to a debt liability as a direct deduction from the carrying amount of that debt liability on the balance sheet. ASU 2015-03 does not contain guidance for debt issuance costs related to line-of-credit arrangements. Consequently, in August 2015 the FASB issued ASU 2015 -15 Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements to add paragraphs indicating that the Securities Exchange Commission would not object to an entity deferring and presenting debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratable over the term of the line-of-credit arrangement regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The standard is effective for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. The Company is evaluating the impact, if any, of adopting ASU 2015-03 on its financial statements.

3. ASSET IMPAIRMENT CHARGES

When circumstances, such as adverse market conditions, indicate that the carrying value of a long-lived asset may be impaired, the Company performs an analysis to review the recoverability of the asset’s carrying value. The Company makes estimates of the undiscounted cash flows (excluding interest charges) from the expected future operations of the asset. These estimates consider factors such as expected future operating income, operating trends and prospects, as well as the effects of demand, competition and other factors. If the analysis indicates that the carrying value is not recoverable from future cash flows, an impairment loss is recognized to the extent that the carrying value exceeds the estimated fair value. Any impairment losses are recorded as operating expenses, which reduce net income. In response to the Company’s current period operating losses combined with its history of continuing operating losses, the Company evaluated the recoverability of certain property and equipment. In the third quarter of 2015, the overall outlook for the sapphire market continued to be volatile as industry analysts reported significant worldwide over capacity and pricing of sapphire products reached historical lows. Based upon the Company’s assessment using its most recent projections, impairment to these assets was indicated as of September 30, 2015, as the recoverable amount of undiscounted cash flows did not exceed the carrying amount of these assets. The Company recorded an asset impairment charge on machinery, equipment and facilities of $39.6 million. The Company evaluated its asset portfolio and has written down the assets using a cost and market approach to determine the current fair market value.

4. SEGMENT INFORMATION

The Company evaluates operations as one reportable segment, as it only reports profit and loss information on an aggregate basis to its chief operating decision maker.

Revenue is attributed by geographic region based on ship-to location of the Company’s customers. The following table summarizes revenue by geographic region:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
China	$320	$2,851	$5,483	$16,721
Korea	1,267	794	3,253	4,843
Taiwan	305	1,747	3,218	7,780
Germany	1,629	199	3,270	470
United States	1,332	1,258	3,853	4,218
Israel	104	296	718	982
Australia	300	471	715	616
Japan	84	191	327	616
Other	5	229	525	527

Total Revenue	$5,346	$8,036	$21,362	$36,773

The following table summarizes revenue by product type:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Core	$1,824	$4,183	$10,962	$25,111
Wafer	2,136	2,085	5,769	6,093
Optical	1,116	1,612	4,075	5,016
Research & Development	270	156	556	553

Total Revenue	$5,346	$8,036	$21,362	$36,773

The following table summarizes assets by geographic region:

	September 30, 2015	December 31, 2014
	(in thousands)
United States	$98,211	$156,105
Malaysia	30,705	38,765
Other	37	36

Total Assets	$128,953	$194,906

5. INVESTMENTS

The Company invests available cash primarily in investment grade commercial paper, FDIC guaranteed certificates of deposit, common stock, corporate notes and government securities. The Company’s short-term investments balance of $12.7 million as of September 30, 2015, is comprised of FDIC guaranteed certificates of deposit of $2.9 million and corporate notes and bonds of $9.8 million. The Company’s investments are classified as available-for-sale securities and are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive income (loss).

The following table presents the amortized cost and gross unrealized gains and losses on all securities at September 30, 2015:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term Investments:
FDIC Guaranteed certificates of deposit	$2,880	$2	$—	$2,882
Corporate Notes and Bonds	9,797	—	3	9,794

Total short-term investments	$12,677	$2	$3	$12,676

The following table presents the amortized cost, and gross unrealized gains and losses on all securities at December 31, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term Investments:
FDIC Guaranteed certificates of deposit	$2,120	$—	$2	$2,118
Corporate Notes/Bonds	18,458	—	14	18,444

Total short-term investments	$20,578	$—	$16	$20,562

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2015:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash Equivalents:
Money market funds	$18,912	$—	$—	$18,912
Investments:
Available-for-sales securities—current
FDIC Guaranteed certificates of deposit	—	2,882	—	2,882
Corporate notes/bonds	—	9,794	—	9,794

Total	$18,912	$12,676	$—	$31,588

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash Equivalents:
Money market funds	$21,963	$—	$—	$21,963
Investments:
Available-for-sales securities—current:
FDIC Guaranteed certificates of deposit	—	2,118	—	2,118
Corporate notes/bonds	—	18,444	—	18,444

Total	$21,963	$20,562	$—	$42,525

In addition to the debt securities noted above, the Company had approximately $2.5 million and $2.4 million of time deposits included in cash and cash equivalents as of September 30, 2015 and December 31, 2014, respectively.

6. SIGNIFICANT CUSTOMERS

For the three months ended September 30, 2015, the Company had two customers individually that accounted for approximately 30% and 13% of revenue and for the three months ended September 30, 2014, the Company had three customers individually that accounted for approximately 22%, 18% and 13% of revenue. For the nine months ended September 30, 2015, the Company had two customers individually that accounted for approximately 18% and 15% of revenue. For the nine months ended September 30, 2014, the Company had two customers individually that accounted for approximately 23% and 12% of revenue. No other customers accounted for more than 10% of revenue for these reported periods in 2015 and 2014.

Customers individually representing more than 10% of trade receivables accounted for approximately 51% and 50% of accounts receivable as of September 30, 2015 and December 31, 2014, respectively. The Company grants credit to customers based on an evaluation of their financial condition. Losses from credit sales are provided for in the financial statements.

7. STOCKHOLDERS’ EQUITY

Common Stock

As of September 30, 2015, the Company had reserved 2,551,702 shares of common stock for issuance upon the exercise of outstanding common stock options and the vesting of restricted stock units (“RSUs”). Also, 1,516,100 shares of the Company’s common stock were reserved for future grants of stock options (or other similar equity instruments) under the Company’s 2007 Stock Incentive Plan (the “2007 Plan”) as of September 30, 2015. In addition, 267,826 shares of the Company’s common stock were reserved for future exercise of outstanding warrants as of September 30, 2015.

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

Warrants

For the three and nine months ended September 30, 2015, no common stock warrants were exercised. At September 30, 2015 and December 31, 2014, there were 267,826 common stock warrants outstanding.

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

In August 2007, the Company adopted the 2007 Plan, which allows for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance awards and bonus shares. The Board of Directors has appointed the Compensation Committee to administer the plan. The Compensation Committee determines the type of award to be granted, the number of shares covered by the award, and the time when the award vests and may be exercised.

The Company uses the Black-Scholes option pricing model to value stock options issued after January 1, 2006. The Company uses a three year historical stock price average to determine its volatility assumptions. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The expected term is based upon the vesting term of the Company’s options, a review of a peer group of companies, and expected exercise behavior. The forfeiture rate is based on past history of forfeited options. The compensation expense is allocated using the straight-line method. For the three and nine months ended September 30, 2015, the Company recorded $173,000 and $558,000 respectively, of stock option compensation expense. For the three and nine months ended September 30, 2014, the Company recorded $147,000 and $643,000 respectively, of stock compensation expense. As of September 30, 2015, the Company has $1.4 million of total unrecognized compensation expense related to non-vested awards granted under the Company’s stock-based plans that it expects to recognize over a weighted-average period of 2.7 years. The Company accounts for options issued prior to January 1, 2006 under the intrinsic value method.

The following table summarizes the activity of the stock incentive and equity plans as of September 30, 2015 and changes during the nine months then ended:

	Shares available for grant	Number of options outstanding	Weighted- average option exercise price	Number of restricted stock and board shares issued	Number of restricted stock units outstanding
At January 1, 2015	1,772,529	2,238,286	$10.31	140,653	134,731
Granted	(563,839)	458,600	1.85	60,802	44,437
Exercised	—	(5,692)	0.78	—	—
Cancelled/forfeited	307,410	(272,208)	11.02	—	(46,452)

At September 30, 2015	1,516,100	2,418,986	$8.64	201,455	132,716

The Company’s aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock. Based on the fair market value of the common stock at September 30, 2015 and 2014, there was no intrinsic value of the options outstanding and exercisable. The weighted average fair value per share of options granted for the nine months ended September 30, 2015 was $1.85 and the fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model using an expected term of 5.5 years, risk-free interest rates of 1.41 – 1.70%, expected volatility of 65% and no dividend yield. The Company used an expected forfeiture rate of 18.56%.

A summary of the Company’s non-vested options during the nine month period ended September 30, 2015 is presented below:

	Options	Weighted- average exercise price
Non-vested at January 1, 2015	628,733	$5.93
Granted	458,600	1.85
Vested	(109,460)	6.73
Forfeited	(120,219)	6.53

Non-vested at September 30, 2015	857,654	$3.56

For the three and nine months ended September 30, 2015 the Company recorded $45,000 and $161,000, respectively, of RSU expense. As of September 30, 2015, there was $368,000 of unrecognized compensation expense related to the non-vested RSUs. This expense is expected to be recognized over a weighted-average period of 2.1 years.

A summary of the Company’s restricted stock units is as follows:

	RSUs outstanding	Weighted average price at time of grant	Aggregate intrinsic value
Non-vested restricted stock units as of January 1, 2015	134,731	$5.41
Granted	44,437	4.36
Cancelled	(46,452)	5.34

Non-vested at September 30, 2015	132,716	$5.08	$136,697

For the three and nine months ended September 30, 2015, the Company recorded $74,000 and $220,000, respectively, of stock compensation expense related to restricted stock. For the three and nine months ended September 30, 2014, the Company recorded $134,000 and $215,000, respectively, of stock compensation expense related to restricted stock.

An analysis of restricted stock issued is as follows:

Non-vested restricted stock as of January 1, 2015	12,207
Granted	60,802
Vested	(37,382)

Non-vested restricted stock as of September 30, 2015	35,627

9. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company has entered into agreements for electricity and to purchase equipment and components to construct furnaces. These agreements will result in the Company purchasing electricity, equipment or components for a total cost of approximately $1.9 million with deliveries occurring through December 2017.

10. INCOME TAXES

The Company is subject to income taxes in the U.S. and Malaysia. On a quarterly basis, the Company assesses the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment and multiple factors, both positive and negative, are considered. For the period ended September 30, 2015, a valuation allowance on the U.S. deferred tax assets has been included in the 2015 forecasted effective tax rate. The Company is in a U.S. cumulative loss position for the past three years, which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. Under the accounting standards objective verifiable evidence is given greater weight than subjective evidence such as the Company’s projections for future growth. Based on an evaluation in accordance with the accounting standards, as of December 31, 2014, a valuation allowance has been recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. At September 30, 2015, the Company continues to be in a U.S. three year cumulative loss position; therefore, until an appropriate level of profitability is attained, the Company expects to maintain a full valuation allowance on its U.S. net deferred tax assets. Any U.S. tax benefits or tax expense recorded on the Company’s Consolidated Statement of Operations will be offset with a corresponding valuation allowance until such time that the Company changes its determination related to the realization of deferred tax assets. In the event that the Company changes its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

During the three months ended September 30, 2015, the Company determined that based on current market conditions and future projected cash flows that it was not more likely than not to meet the capital investment requirements for the second five year Malaysia tax holiday. The Company recorded for the three and nine months ended September 30, 2015, $18,000 of deferred tax benefit. This amount creates a deferred tax asset in Malaysia of $14,000 as of September 30, 2015 for timing differences expected to reverse outside of the first five year tax holiday.

The tax provision for the three and nine months ended September 30, 2015 is based on two separate estimated effective tax rates, one for the U.S. and one for Malaysia. The Company recorded for the three and nine months ended September 30, 2015 a tax benefit of $663,000 and $576,000, respectively for a worldwide effective tax rate of 1.4% and 0.9%, respectively. For the three and nine months ended September 30, 2015 the difference between the Company’s effective tax rate and the U.S. federal 35% statutory rate and state 6.2% (net of federal benefit) statutory rate was primarily related to a U.S. valuation allowance, the long-lived asset impairment, Malaysia tax rate change and profits recorded in the Malaysia operation for which the Company has a tax holiday in effect until the end of December 31, 2015.

11. CREDIT FACILITY

On January 2, 2013, the Company entered into a three-year term agreement with a bank to provide the Company with a senior secured credit facility of up to $25.0 million. The agreement provides for the Company to borrow up to 80% of the value of eligible accounts receivable and up to 35% of the value of domestically held raw material and finished goods inventory. Advances against inventory are limited to the lesser of 40% of the aggregate outstanding principal on the revolving line of credit and $10.0 million. The Company has the option to borrow at an interest rate of LIBOR plus 2.75% or the Wall Street Journal prime rate plus 0.50%. If the Company maintains liquidity of $20.0 million or greater with the lending institution, then the borrowing interest rate options are LIBOR plus 2.25% or the Wall Street Journal prime rate. There is an unused revolving line facility fee of 0.375% per annum. The facility is secured by a first priority interest in substantially all of the Company’s personal property, excluding intellectual property. The Company is required to maintain an adjusted quick ratio of 1.40 to 1.00, maintain operating and other deposit accounts with the bank or bank’s affiliates of 25% of the Company’s total worldwide cash, securities and investments, and the Company can pay dividends or repurchase capital stock only with the bank’s consent during the three year term. In August 2015, the Company entered into an amendment agreement with the bank to extend the senior secured facility through January 2, 2018. Under the new agreement, advances against inventory are limited to the lesser of 45% of the aggregate outstanding principal on the revolving line of credit and $10.0 million and the rate on facility fee on the unused revolving line was adjusted to 0.50% annum. All other terms and conditions remain the same. For the nine months ended September 30, 2015, the Company did not draw on this facility. For the three and nine months ended September 30, 2015 the Company recorded $29,000 and $76,000, respectively, of interest expense on the unused portion of the facility. For the three and nine months ended September 30, 2014, the Company recorded $24,000 and $71,000, respectively, of interest expense charged on the unused portion of the facility.

12. SUBSEQUENT EVENT

On April 30, 2015, Firerock Global Opportunity Fund LP filed a complaint in the Northern District of Illinois asserting federal securities claims against the Company, certain officers, its directors and the underwriters in the Company’s March 2014 stock offering (the “Complaint”). The Complaint seeks as a remedy either money damages or rescission of the March offering, plus attorneys’ fees. On October 29, 2015, after mediation and subsequent discussions, the parties reached a settlement agreement in principle, which has not been finalized or executed. The settlement agreement is expected to include a release of all defendants, and dismissal of the case against all defendants with prejudice. The Company recorded for the three and nine months ended September 30, 2015, a general and administrative expense of $900,000 which is the amount the Company expects to contribute to the settlement. The Company anticipates that the remaining costs of the settlement will be covered by insurance. The proposed settlement remains subject to approval by the United States District Court for the Northern District of Illinois.

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

The adoption of sapphire in mobile devices continued to expand with the introduction of new products such as the Apple watch, which has sapphire content, as do at least two other smart watches manufactured by others already in the market. In addition, Kyocera has introduced a new smartphone with a sapphire faceplate and a Chinese smartphone manufacturer has announced plans to do the same. However, the industry expectation was that at least one version of the iPhone 6 introduced in the third quarter of 2014 would have a sapphire faceplate. That did not happen and the subsequent bankruptcy filing by GT Advanced Technologies Inc. (“GTAT”) has raised considerable speculation on how the mobile device segment of the sapphire market will continue to evolve. It is difficult to determine the future impact of the GTAT bankruptcy on sapphire supply and demand as it is unknown what will be the disposition of their furnaces and sapphire inventory. While we do not know whether Apple has changed its overall strategy around sapphire, Apple and other mobile device manufacturers continue to expand the use of sapphire in more of their products. We expect this trend to continue, and we believe this segment of the market has the potential to become the largest consumer of sapphire in a relatively short period of time. However, largely because of the potential for expanded use of sapphire in mobile devices, significant sapphire capacity has been added in the industry resulting in more sapphire capacity than is needed for the current applications. We have participated in the mobile device market and plan to continue to participate in that market.

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

We have been focusing our efforts on a newer product offering, PSS wafers. High brightness (“HB”) LED chip manufacturers etch a pattern onto the surface of the sapphire wafer in the early stages of their production process in order to improve light output. We have leveraged our capability in producing larger diameter sapphire wafers to offer pre-patterned, larger diameter (four-inch and six-inch) wafers to the LED market. PSS sales volumes are expected to increase in 2016.

We have signed a resource sharing agreement with another sapphire polisher. Under that agreement, we will receive what we believe will be a lower cost four-inch polishing process in exchange for making available to the other party the use of some of our underutilized slicing and polishing capacity in Malaysia. The agreement is aimed at accelerating wafer cost reductions. We will continue our existing six-inch polishing process but we believe that some of the process modifications made for four-inch may be transferrable to six-inch and result in reduced costs for that product as well. The extent and timing of cost reductions are difficult to predict at this stage.

Historically, a significant portion of our revenue has been derived from sales to relatively few customers. For the three months ended September 30, 2015, the Company had two customers individually that accounted for approximately 30% and 13% of revenue and for the three months ended September 30, 2014, the Company had three customers individually that accounted for approximately 22%, 18% and 13% of revenue. For the nine months ended September 30, 2015, the Company had two customers individually that accounted for approximately 18% and 15% of revenue. For the nine months ended September 30, 2014, the Company had two customers individually that accounted for approximately 23% and 12% of revenue. Other than as discussed above, none of our customers accounted for more than 10% of our revenue for such periods. Although we continue to strive to diversify and expand our customer base, we expect our revenue to continue to be concentrated among a small number of customers. We expect that our significant customers may change from period to period.

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

We account for income taxes under the asset and liability method whereby the expected future tax consequences of temporary differences between the book value and the tax basis of assets and liabilities are recognized as deferred tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to be recognized. Our updated analysis of ownership changes that limit the utilization of our net operating loss (“NOL”) carryforwards as of March 31, 2014, shows no such ownership change. We believe that an updated analysis will not likely indicate an ownership change that would limit the utilization of net operating losses and tax credits at September 30, 2015. Based on an evaluation in accordance with the accounting standards, as of December 31, 2014, a valuation allowance has been recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. A cumulative loss position for three consecutive years is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. At September 30, 2015, we continue to be in a three year cumulative loss position therefore a full valuation allowance was provided and no tax benefit will be recorded until we can conclude that it is more likely than not that our deferred tax assets will be realized.

We anticipate our capital expenditures will be about $2.0 million for the full year 2015. These expenditures will be primarily focused on investments in equipment to produce patterned sapphire substrates and to enhance our polishing platform. Our capital expenditures in the nine months ended September 30, 2015 were $801,000.

RESULTS OF CONSOLIDATED OPERATIONS THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

The following table sets forth our consolidated statements of operations for the periods indicated:

	Three months ended September 30,
	2015	2014
	(in millions)
Revenue	$5.3	$8.0
Cost of goods sold	9.2	17.5

Gross loss	(3.9)	(9.5)

Operating expenses:
General and administrative	3.0	2.9
Sales and marketing	0.3	0.3
Research and development	0.5	0.5
Long-lived asset impairment charges	39.6	—
Loss on disposal of assets	—	0.7

Total operating expenses	43.4	4.4

Loss from operations	(47.3)	(13.9)
Other (expense) income	(1.5)	(0.1)

Loss before income taxes	(48.8)	(14.0)
Income tax benefit	0.6	0.3

Net loss	$(48.2)	$(13.7)

The following table sets forth our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Three months ended September 30,
	2015	2014
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	174	219

Gross loss	(74)	(119)

Operating expenses:
General and administrative	56	36
Sales and marketing	5	4
Research and development	10	6
Long-lived asset impairment charges	741	—
Loss on disposal of assets	—	9

Total operating expenses	812	55

Loss from operations	(886)	(174)
Other income (expense)	(28)	(1)

Loss before income taxes	(914)	(175)
Income tax benefit	12	4

Net loss	(902)%	(171)%

Revenue. Revenue was $5.3 million and $8.0 million for the three months ended September 30, 2015 and 2014, respectively, a decrease of $2.7 million. We experienced lower revenue from sales of our core products by $2.4 million, of which $939,000 was attributable to a decrease in volume and $1.4 million was attributable to a decrease in price. Demand for our core products was softer in the third quarter 2015 compared to the third quarter 2014, due to decreased demand from the LED market and the mobile device market, largely due to excess inventory in the supply chain. Pricing for sapphire cores decreased again as compared to the first half of 2015 for both our two-inch and four-inch core products. We experienced an increase in revenue from wafer sales of $52,000, which was the result of a $234,000 increase in wafers sold to the LED market partially offset by a decrease of $182,000 on wafers sold to the SoS market. Of the $234,000 increase in wafer sales to the LED market, PSS wafer sales increased by $1.1 million while polished wafer sales decreased by $881,000. We also had decreased revenue of $497,000 from optical products due to a softening in the sales of sapphire for sensor and instrumentation applications. We anticipate pricing to remain challenging for at least the next several quarters. We have continued to focus our sales of wafer products on PSS wafers where we believe there is greater margin opportunity. We expect PSS revenue to grow in 2016 as customers move from qualification volumes to production volumes and as we gain market share. We operate in an extremely volatile market, so the amount of price or volume change is difficult to predict.

Gross loss. Gross loss was $3.9 million and $9.5 million for the three months ended September, 30, 2015 and 2014, respectively, a decrease in gross loss of $5.6 million. The decrease in gross loss is attributable in part to lower production costs of $1.9 million. For the three months ended September 30, 2014 products were sold below cost resulting in a lower of cost or market adjustment which reduced inventory and increased cost of goods sold by $1.8 million. Additionally, for the three months ended September 30, 2014, we began to move towards a new polishing platform, resulting in an adjustment that decreased other inventory supplies and increased costs of goods sold by $1.9 million. For the three months ended September 30, 2015 and 2014, we were not operating at capacity due to lower demand, and in each period recorded as an expense $1.8 million of costs associated with the under-utilization of equipment and staff.

General and administrative expenses. G&A expenses were $3.0 million and $2.9 million for the three months ended September 30, 2015 and 2014, respectively, an increase of $88,000. The increase is primarily attributable to a legal settlement expense of $900,000 recorded in 2015 partially offset by a decrease in employee compensation costs of $866,000, as costs in 2014 included $704,000 in compensation expense related to restructuring of the management team and these costs were not incurred in 2015.

Sales and marketing expenses. Sales and marketing expenses were $287,000 and $337,000 for the three months ended September 30, 2015 and 2014, respectively, a decrease of $50,000. The decrease in sales and marketing expenses is primarily attributable to decreased marketing service costs of $53,000.

Research and development expenses. R&D expenses were $558,000 and $446,000 for the three months ended September 30, 2015 and 2014, respectively, an increase of $112,000. The increase was primarily attributable to increased employee compensation costs of $145,000 due to additional headcount partially offset by a decrease in project expenses of $45,000.

Long-lived asset impairment charges. For the three months ended September 30, 2015, we recorded an asset impairment charge on machinery, equipment and facilities of $39.6 million. The overall outlook for the sapphire market continued to be volatile as industry analysts reported significant worldwide over capacity and pricing of sapphire products reached historical lows. Based upon our assessment using our most recent projections, impairment to these assets was indicated as of September 30, 2015, as the recoverable amount of undiscounted cash flows did not exceed the carrying amount of these assets.

Other income (expense). Other expense was $1.5 million and $139,000 for the three months ended September 30, 2015 and 2014, respectively, an increase in other expense of $1.4 million. The increase was due to an increase in realized loss on foreign currency translation of $1.3 million due to a weakening of the Malaysian Ringgit against the U.S. Dollar.

Income tax benefit. In accordance with ASC740 “Accounting for Income Taxes” (“ASC740”), we evaluate our deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted. ASC740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. We are in a U.S. cumulative loss position for the past three years, which is considered significant negative evidence by the accounting standards that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. The accounting standards attribute greater weight to objective negative evidence than to subjective positive evidence, such as our projections for future growth. Based on this evaluation, as of December 31, 2014, a valuation allowance has been recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. At September 30, 2015, we continue to be in a U.S. three year cumulative loss position, therefore, until an appropriate level of profitability is attained, we expect to maintain a valuation allowance on net deferred tax assets related to future U.S. tax benefits and will no longer accrue tax benefits or tax expense on our Consolidated Statement of Operations. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

During the three months ended September 30, 2015, we determined that based on current market conditions and future projected cash flows that it was not more likely than not that we would meet the capital investment requirements for the second five year Malaysia tax holiday. We recorded for the three months ended September 30, 2015, $18,000 of deferred tax benefit. This amount creates the net deferred tax asset in Malaysia of $14,000 as of September 30, 2015 for timing differences expected to reverse outside of the first five year tax holiday.

The tax provision for the three months ended September 30, 2015 is based on an estimated combined statutory effective tax rate. For the three months ended September 30, 2015 the difference between the Company’s effective tax rate of 1.4% and the U.S. federal 35% statutory rate and state 6.2% (net of federal benefit) statutory rate was primarily related to a U.S. valuation allowance, the long-lived asset impairment, Malaysia tax rate change and profits recorded in the Malaysia operation for which the Company has a tax holiday in effect until the end of December 31, 2015.

RESULTS OF CONSOLIDATED OPERATIONS NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

The following table sets forth our consolidated statements of operations for the periods indicated:

	Nine months ended September 30,
	2015	2014
	(in millions)
Revenue	$21.4	$36.8
Cost of goods sold	35.5	61.0

Gross loss	(14.1)	(24.2)

Operating expenses:
General and administrative	7.3	7.6
Sales and marketing	1.0	1.1
Research and development	1.6	1.4
Long-lived asset impairment charges	39.6	—
Loss on disposal of assets	—	0.7

Total operating expenses	49.5	10.8

Loss from operations	(63.6)	(35.0)
Other (expense) income	(2.1)	0.1

Loss before income taxes	(65.7)	(34.9)
Income tax benefit	0.6	0.3

Net loss	$(65.1)	$(34.6)

The following table sets forth our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Nine months ended September 30,
	2015	2014
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	166	166

Gross loss	(66)	(66)

Operating expenses:
General and administrative	35	20
Sales and marketing	5	3
Research and development	7	4
Long-lived asset impairment charges	185	—
Loss on disposal of assets	—	2

Total operating expenses	232	29

Loss from operations	(298)	(95)
Other (expense) income	(10)	—

Loss before income taxes	(308)	(95)
Income tax benefit	3	1

Net loss	(305)%	(94)%

Revenue. Revenue was $21.4 million and $36.8 million for the nine months ended September 30, 2015 and 2014, respectively, a decrease of $15.4 million. We experienced lower revenue from sales of our core products by $14.2 million, of which $8.0 million was attributable to a decrease in volume and $6.2 million was attributable to a decrease in price. Demand for our core products was weaker for the nine months ended September 30, 2015 as compared to September 30, 2014 due to decreased demand from the LED general lighting market and the mobile device market, due to excess inventory in the supply chain and added capacity in the sapphire market. We experienced lower revenue from wafer sales of $268,000 which was the result of a $950,000 decrease in wafers sold to the LED market partially offset by $682,000 in higher sales of wafers sold to the SoS market. The $950,000 reduction in revenue from wafers sold into the LED market reflects a $3.1 million decrease in sales of polished wafers partially offset by an increase of $2.1 million in sales of PSS wafers. We also had decreased revenue of $940,000 from optical products due to a decrease in the sales of sapphire for sensor and instrumentation applications. Demand for our core products was weaker for the nine months ended September 30, 2015 as compared to September 30, 2014 due to decreased demand from the LED general lighting market and excess inventory in the supply chain. We have shifted our sales focus away from polished wafers to PSS wafers where we believe there is greater margin opportunity. We expect PSS revenue to continue to grow into 2016 as customers move to increased production volumes and as we gain market share. We operate in an extremely volatile market, so the amount of price or volume change is difficult to predict.

Gross loss. Gross loss was $14.1 million and $24.2 million for the nine months ended September 30, 2015 and 2014, respectively, a decrease in gross loss of $10.1 million. The decrease in gross loss is primarily attributable to lower production costs of $5.6 million. For the nine months ended September 30, 2015 and 2014, products were sold below cost resulting in a lower of cost or market adjustment which reduced inventory and increased cost of goods sold by $1.1 million and $1.8 million, respectively. Additionally, for the nine months ended September 30, 2014, we recorded costs associated with excess and obsolete inventory as well as consumable inventory items of $3.7 million. For the nine months ended September 30, 2015 and 2014, due to the lower demand, we were not operating at capacity and recorded costs of $5.6 million and $6.1 million, respectively, associated with the under-utilization of equipment and staff as an expense.

General and administrative expenses. G&A expenses were $7.3 million and $7.6 million for the nine months ended September 30, 2015 and 2014, respectively, a decrease of $241,000. The decrease was primarily due to a decrease in employee compensation costs associated with the management restructuring in 2014 of $875,000, decreased financing fees and other costs of $214,000 and a decrease in travel expenses of $251,000 partially offset by a legal settlement expense of $900,000 and an increase in other legal costs of $256,000.

Sales and marketing expenses. Sales and marketing expenses were $1.0 million and $1.1 million for the nine months ended September 30, 2015 and 2014, respectively, a decrease of $157,000. The decrease is primarily due to a decrease in marketing services expenses.

Research and development expenses. R&D expenses were $1.6 million and $1.4 million for the nine months ended September 30, 2015 and 2014, respectively, an increase of $181,000. The increase is primarily attributable to employee compensation costs on increased headcount.

Long-lived asset impairment charges. For the nine months ended September 30, 2015, we recorded an asset impairment charge on machinery, equipment and facilities of $39.6 million. The overall outlook for the sapphire market continued to be volatile as industry analysts reported significant worldwide over capacity and pricing of sapphire products reached historical lows. Based upon our assessment using our most recent projections, impairment to these assets was indicated as of September 30, 2015, as the recoverable amount of undiscounted cash flows did not exceed the carrying amount of these assets.

Other income (expense). Other expense was $2.1 million for the nine months ended September 30, 2015 and other income was $93,000 for the nine months ended September 30, 2014, an increase in other expense of $2.2 million. The increase was primarily due to an increase in realized losses on foreign currency translation of $2.1 million due to a weakening of the Malaysian Ringgit against the U.S. Dollar.

Income tax benefit. In accordance with ASC740 “Accounting for Income Taxes” (“ASC740”), we evaluate our deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted. ASC740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. We are in a cumulative U.S. loss position for the past three years, which is considered significant negative evidence by the accounting standards that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. The accounting standards attribute greater weight to objective negative evidence than to subjective positive evidence, such as our projections for future growth. Based on this evaluation, as of December 31, 2014, a valuation allowance has been recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. At September 30, 2015, we continue to be in a U.S. three year cumulative loss position, therefore, until an appropriate level of profitability is attained, we expect to maintain a valuation allowance on net deferred tax assets related to future U.S. tax benefits and will no longer accrue tax benefits or tax expense on our Consolidated Statement of Operations. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

During the nine months ended September 30, 2015, we determined that based on current market conditions and future projected cash flows that it was not more likely than not that we would meet the capital investment requirements for the second five year Malaysia tax holiday. We recorded for the nine months ended September 30, 2015, $18,000 of deferred tax benefit. This amount creates net deferred tax asset in Malaysia of $14,000 as of September 30, 2015 for timing differences expected to reverse outside of the first five year tax holiday.

The tax provision for the nine months ended September 30, 2015 is based on an estimated combined statutory effective tax rate. For the nine months ended September 30, 2015 the difference between the Company’s effective tax rate of 0.9% and the U.S. federal 35% statutory rate and state 6.2% (net of federal benefit) statutory rate was primarily related to a U.S. valuation allowance, the long-lived asset impairment, Malaysia tax rate change, and profits recorded in the Malaysia operation for which the Company has a tax holiday in effect until the end of December 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations using a combination of issuances of common stock and cash generated from our operations.

As of September 30, 2015, we had cash and short term investments totaling $34.1 million, including cash of $2.5 million held in deposits at major banks, $18.9 million invested in money market funds and $12.7 million of short-term investments including commercial paper, corporate notes and bonds and FDIC guaranteed certificates of deposit.

Cash flows from operating activities

The following table represents the major components of our cash flows from operating activities for the nine months ended September 30, 2015 and 2014:

	Nine months ended September 30,
	2015	2014
	(in millions)
Net loss	$(65.1)	$(34.6)
Non-cash items:
Depreciation and amortization	9.8	10.3
Stock based compensation and other, net	1.0	1.8
Long-lived asset impairment charges	39.6	—
Deferred taxes	(0.6)	(0.4)

Total non-cash items:	49.8	11.7

Working capital:
Accounts receivable	5.0	(2.2)
Inventories	(2.2)	11.3
Prepaid expenses and other assets	1.5	2.9
Accounts payable	(0.9)	(0.4)
Other accruals	—	(0.2)

Total working capital items:	3.4	11.4

Net cash used in operating activities	$(11.9)	$(11.5)

Cash used in operating activities was $11.9 million for the nine months ended September 30, 2015. During such period, we generated a net loss of $65.1 million, non-cash expenses of $49.8 million, and an increase in cash from net working capital of $3.4 million. The net working capital increase was driven by a decrease in accounts receivable of $5.0 million on timing of customer payments and lower sales, an increase in inventory of $2.2 million primarily related to an increase in work-in-process and finished goods partially offset by a decrease in raw materials, and a decrease in other prepaid expenses of $1.5 million primarily related to a decrease in prepaid furnace components. This increase was partially offset by a decrease in accounts payable and other accruals of $855,000 due to timing of payments.

Cash used in operating activities was $11.5 million for the nine months ended September 30, 2014. During such period, we generated a net loss of $34.6 million, including non-cash items of $11.7 million, and an increase in net working capital of $11.4 million. The net working capital change was comprised of a decrease in inventory of $11.3 million primarily attributed to decreases in our sapphire boule inventory and work-in-process inventory, a decrease in prepaid expenses and other assets of $2.9 million primarily attributable to a decrease in consumable inventory items that were deemed obsolete as we moved to a new polishing platform, an increase in accounts receivable of $2.2 million due to timing of customers’ payments, and a decrease in accounts payable and accruals of $603,000 due to timing of payments.

Cash flows from investing activities

The following table represents the major components of our cash flows from investing activities for the nine months ended September 30, 2015 and 2014:

	Nine months ended September 30,
	2015	2014
	(in millions)
Purchases of property and equipment:
Machinery & equipment for crystal growth	$—	$(1.3)
Polishing platform and PSS machinery and equipment	(0.7)	—
Increase capacity in other areas	(0.1)	(4.9)
Proceeds from disposal of assets	—	0.1

Total purchases of property and equipment:	(0.8)	(6.1)

Purchases of investments	(3.1)	(28.4)
Proceeds from sale of investments	11.0	15.0

Net cash provided by (used in) investing activities	$7.1	$(19.5)

Net cash provided by investing activities was $7.1 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2015, we used approximately $801,000 on the purchase of equipment primarily for our facility in Penang, Malaysia. We used proceeds from the sale of investments of $11.0 million partially offset by the purchases of investments of $3.1 million to fund operations and capital spending.

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

We anticipate our full year 2015 spending on capital expenditures to be about $2.0 million and will primarily be focused on investments in equipment to produce patterned sapphire substrates and to enhance our polishing platform.

Cash flows from financing activities

Net cash provided by financing activities was $12,000 for the nine months ended September 30, 2015, which represents cash used to settle net equity awards of $16,000 and proceeds from the exercise of options of $4,000, partially offset by a change in restricted cash of $8,000. Net cash provided by financing activities for the nine months ended September 30, 2014 represents $35.0 million in proceeds from the issuance of common stock, net of issuance costs, and $212,000 in net proceeds from the exercise of stock options.

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

Government Contracts

We recognize research and development revenue in the period during which the related costs are incurred over the contractually defined period. In July 2012, we signed a contract with the Air Force Research Laboratory to produce large-area sapphire windows on a cost plus fixed fee basis. We record revenue on a gross basis as costs are incurred plus a portion of the fixed fee. For the three and nine months ended September 30, 2015, $270,000 and $556,000, respectively, of revenue was recognized. For the three and nine months ended September 30, 2014, $156,000 and $553,000 of revenue was recorded, respectively. The total value of the contract is $4.7 million of which $3.9 million has been recorded through September 30, 2015.

We do not provide maintenance or other services and do not have sales that involve multiple elements or deliverables.

Inventory valuation

We value our inventory at the lower of cost or market. Market is determined based on net realizable value. Raw materials cost is determined using the first-in, first-out method, and work-in-process and finished goods costs are determined on a weighted-average cost basis which includes materials, labor and overhead. We establish inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based on customer required specifications. We evaluate the ability to realize the value of our inventory based on a combination of factors, including forecasted sales, estimated current and future market value and changes in customers’ product specifications. For the three and nine months ended September 30, 2014, we determined that we had inventory that was in excess or obsolete and recorded adjustments which reduced inventory and increased cost of goods by $1.8 million and $2.2 million, respectively. For the three and nine months ended September 30, 2015, we accepted sales orders for core and wafer products at prices lower than our cost. Based on these sales prices, we recorded for the nine months ended September 30, 2015 an adjustment which increased costs of goods sold and reduced inventory by $1.1 million. We expect pricing on these products to remain challenging at least for the next few quarters. Our method of estimating excess and obsolete inventory has remained consistent for all periods presented. However, if our recognition of excess or obsolete inventory is, or if our estimates of our inventory’s potential utility become, less favorable than currently expected, additional inventory reserves may be required. We determine our normal operating capacity and record as an expense costs attributable to lower utilization of equipment and staff. For the three and nine months ended September 30, 2015, we determined that we were not operating at capacity and recorded costs associated with lower utilization of equipment and staff of $1.8 million and $5.6 million, respectively. For the remainder of 2015, it is likely that we will incur additional costs due to lower utilization of equipment and staff.

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

We review our available-for-sale securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When we conclude that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Consolidated Statement of Operations. As of September 30, 2015, no investment impairment was recorded.

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

In response to our current period operating losses combined with our history of continuing operating losses, we evaluated the recoverability of certain property and equipment. In the third quarter of 2015, the overall outlook for the sapphire market continued to be volatile as industry analysts reported significant worldwide over capacity and pricing of sapphire products reached historical lows. Based on our assessment using the most recent projections, impairment to these assets was indicated as of September 30, 2015, as the recoverable amount of undiscounted cash flows did not exceed the carrying amount of these assets. We recorded an asset impairment charge on machinery, equipment and facilities of $39.6 million.

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

We allocate stock based compensation costs using a straight-line method which amortizes the fair value of each option on a straight-line basis over the service period. Based on the variables affecting the valuation of our common stock and the method used for allocating compensation costs, we recognized $292,000 and $939,000 in stock compensation expense during the three and nine months ended September 30, 2015, respectively.

All option grants made during the three and nine months ended September 30, 2015 and 2014 were granted at an exercise price per share equal to the closing market price of our common stock on the last market trading day prior to the date of grant. Therefore, there is no intrinsic value because the exercise price per share of each option was equal to the fair value of the common stock on the date of grant.

Based on the fair market value of the common stock at September 30, 2015, there is no aggregate intrinsic value of all stock options outstanding and exercisable.

Income tax valuation allowance

Evaluating the need for and amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all the positive and negative evidence available to determine whether all or some portion of the deferred tax assets will not be realized. A valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50 percent) that they will not be realized. In general, “realization” refers to the incremental benefit achieved through the reduction in future taxes payable or an increase in future taxes refundable from the deferred tax assets, assuming that the underlying deductible differences and carryforwards are the last items to enter into the determination of future taxable income. In determining our valuation allowance, we consider the source of taxable income including taxable income in prior carryback years, future reversals of existing temporary differences, the required use of tax planning strategies, and future taxable income exclusive of reversing temporary differences and carryforwards. We are in a cumulative U.S. loss position for the past three years, which is considered significant negative evidence by the accounting standards that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. Under the accounting standards objective verifiable evidence is given greater weight than subjective evidence, such as our projections for future growth. Based on an evaluation in accordance with the accounting standards, as of December 31, 2014, a valuation allowance has been recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. At September 30, 2015 we continue to be in a three year U.S. cumulative loss position, therefore until an appropriate level of profitability is attained, we expect to maintain a full valuation allowance on our U.S. net deferred tax assets.

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

For the nine months ended September 30, 2015, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES

Management’s evaluation of disclosure controls and procedures

Based on evaluations at September 30, 2015, our chief executive officer and chief financial officer (together, our “certifying officers”), with the participation of the management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting

Our certifying officers have concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

As previously reported on April 30, 2015, Firerock Global Opportunity Fund LP filed a complaint in the Northern District of Illinois asserting federal securities claims against the Company, certain officers, its directors and the underwriters in the Company’s March 2014 stock offering (the “Complaint”). The Complaint seeks as a remedy either money damages or rescission of the March offering, plus attorneys’ fees. On October 29, 2015, after mediation and subsequent discussions, the parties reached a settlement agreement in principle, which has not been finalized or executed. The settlement agreement is expected to include a release of all defendants, and dismissal of the case against all defendants with prejudice. The Company recorded for the three and nine months ended September 30, 2015, an expense of $900,000 which is the amount the Company expects to contribute to the settlement. The Company anticipates that the remaining costs of the settlement will be covered by insurance. The proposed settlement remains subject to approval by the United States District Court for the Northern District of Illinois.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2015.

Rubicon Technology, Inc.

Date: November 9, 2015	By:	/s/ William F. Weissman
William F. Weissman
President and Chief Executive Officer

Date: November 9, 2015	By:	/s/ Mardel A. Graffy
Mardel A. Graffy
Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to the registrant and will be retained by the registrant and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT INDEX

The Exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Incorporation by Reference

3.1	Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to Amendment No. 2, to the registrant’s Registration Statement on Form S-1/A filed on November 1, 2007 (File No. 333-145880)

3.2	Amendment No. 1 to Eight Amended and Restated Certificate of Incorporation	Filed as Appendix A to the registrant’s Definitive Proxy statement on Schedule 14A, filed on April 29, 2011 (File No. 1-33834)

3.3	Amended and Restated Bylaws of Rubicon Technology, Inc.	Filed as Exhibit 3.2 to the registrant’s Registration Statement on Form S-1/A filed on November 1, 2007 (File No. 333-145880)

10.1	First Amendment Agreement by and between Silicon Valley Bank and Rubicon Technology, Inc., dated as of August 6, 2015

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

**	Filed electronically with this Report on Form 10-Q