Form 10-K/A
period 2015-12-31
Rubicon Technology, Inc.
filed 2016-04-29
CIK 1410172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

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

The number of shares of the registrant’s common stock outstanding as of the close of business on April 26, 2016 was 26,722,958.

EXPLANATORY NOTE

Rubicon Technology, Inc. (the “Company,” “Rubicon,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2016 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated into the Form 10-K by reference to our definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our definitive proxy statement into Part III of the Original Form10-K is hereby deleted.

Pursuant to the rules of the SEC, Part IV Item 15 has also been amended to contain the currently dated certifications from the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Amendment No. 1 as Exhibits 31.3 and 31.4. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as described above and set forth herein, this Amendment No. 1 does not amend any other information set forth in the Original Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

Our Board of Directors currently consists of five directors, who are divided into three classes with staggered three-year terms. Our amended and restated bylaws (the “bylaws”) permit our Board of Directors to establish by resolution the authorized number of directors. The principal occupation and other pertinent information about the particular experiences, qualifications, attributes and skills for our current directors is set forth below.

Current Class I Directors (Terms Expiring at the 2017 Annual Meeting of Stockholders)

William F. Weissman, 57, has served as our President, Chief Executive Officer and as a member of our Board of Directors since December 2014. Prior to that, Mr. Weissman served as our Chief Financial Officer, Treasurer and Secretary after joining us in July 2007. From 1995 to 2007, Mr. Weissman served in various capacities at Kanbay International, Inc., an information technology services firm, including chief financial officer, vice president, executive vice president and secretary. Additionally, Mr. Weissman served as a manager of Kanbay LLC, Kanbay International, Inc.’s immediate predecessor company, from December 1997 to August 2000. Mr. Weissman has also held various finance positions at Lockheed Electronics and Airco BOC. Mr. Weissman is a certified public accountant and holds a BA in business administration from Seton Hall University. Mr. Weissman’s qualifications to serve on our Board of Directors include his years of experience as a financial and operating executive with publicly traded global firms including his almost eight years of experience as our Chief Financial Officer and his in-depth familiarity with our business and operations.

Raymond J. Spencer, 65, joined us in January 2008 as a member of our Board of Directors and also serves on our Compensation, Audit, and Nominating and Governance Committees. Since January 2011, Mr. Spencer has been the chairman of the South Australian Economic Development Board, chairman of the South Australian Health and Medical Institute and is a director of a number of private companies in the United States and Australia. From February 2007 to December 2009, Mr. Spencer served as chief executive officer of the Financial Services Strategic Business Unit of Capgemini SA, a provider of consulting, technology and outsourcing services. From February 1989 to February 2007, Mr. Spencer served as chairman and chief executive officer of Kanbay International, Inc., an information technology services firm. From 1970 to 1989, Mr. Spencer was employed by the Institute of Cultural Affairs (ICA), a not-for-profit development organization. At ICA, Mr. Spencer was the country head for India from 1970 to 1976 and was later involved in worldwide fundraising, government relations and investment operations. Mr. Spencer attended the Adelaide University School of Law. Mr. Spencer’s qualifications to sit on our Board of Directors include his global perspective and knowledge gained through experience in founding several successful businesses and as a chief executive officer of a publicly traded global information technology firm.

Current Class II Director (Term Expiring at the 2018 Annual Meeting of Stockholders)

Michael E. Mikolajczyk, 64, served as a member of our Board of Directors from June 2001 until May 2002 and rejoined our Board of Directors in March 2004. Mr. Mikolajczyk also serves as a member of our Audit and Compensation Committees. Since September 2003, Mr. Mikolajczyk has served as managing director of Catalyst Capital Management, LLC, a private equity firm. From 2001 through 2003, Mr. Mikolajczyk worked as an independent consultant providing business and financial advisory services to early stage and mid-cap companies. Mr. Mikolajczyk also served as vice chairman of Diamond Management & Technology Consultants, Inc., a management and technology consulting firm, from 2000 to 2001, president from 1998 to 2000 and chief financial officer from 1994 to 1998. Mr. Mikolajczyk served as chief financial officer of Technology Solutions Company, a business solutions provider, from 1993 to 1994. Mr. Mikolajczyk also served as a director of Diamond Management & Technology Consultants, Inc. from 1994 to 2010 and served as director of Kanbay International, Inc. from 2004 to 2007. Mr. Mikolajczyk is a CPA in the State of Michigan and holds a BS in business from Wayne State University and an MBA from Harvard Business School. Mr. Mikolajczyk’s qualifications to sit on our Board of Directors include his experience as an operating executive and his years of experience providing business and financial advisory services. Mr. Mikolajczyk is a financial expert with extensive experience in corporate governance.

Current Class III Directors (Terms Expiring at the 2016 Annual Meeting of Stockholders)

Don N. Aquilano, 49, has served as a member of our Board of Directors since May 2002 and as the Chairman of our Board of Directors since May 2005. He currently serves as a member of our Audit and Nominating and Governance Committees. Since 2000, Mr. Aquilano has served as managing director and president of Gazelle TechVentures, a venture capital fund. Also, since 2004, Mr. Aquilano has served as managing partner of Blue Chip Venture Company, a venture capital fund, and since 2010 as general partner of Allos Ventures, a venture capital fund. Mr. Aquilano holds a BS from the University of Arizona and an MBA from Harvard Business School. We believe that Mr. Aquilano is qualified to serve on our Board of Directors based on his extensive experience in managing venture funds, which has resulted in financial expertise and knowledge of good governance practices. As Chairman, Mr. Aquilano has been actively involved with the Company’s operations and the markets we serve for many years.

Donald R. Caldwell, 69, joined us in February 2001 as a member of our Board of Directors. He currently serves on our Compensation and Nominating and Governance Committees. Mr. Caldwell has served as the chairman and chief executive officer of Cross Atlantic Capital Partners, Inc., a venture capital fund manager, since March 1999 when he founded the company. Prior to founding Cross Atlantic Capital Partners, Mr. Caldwell was president and chief operating officer and a director of Safeguard Scientifics, Inc., a holding company which provides management resources and capital, from 1996 to 1999. In addition, from 1994 to 2010, Mr. Caldwell served as a director of Diamond Management & Technology Consultants, Inc., a management and technology consulting firm, and he also serves as a director of Fox Chase Bancorp Inc., the holding company of Fox Chase Bank, a Pennsylvania State-Chartered Savings Bank established in 1867, Quaker Chemical Corporation, a provider of process chemicals and chemical specialties, Haverford Trust Company, a provider of wealth advisory and investment management services, Voxware, Inc., a supplier of voice driven solutions, InsPro Technologies Corporation (formerly Health Benefits Direct Corporation), a leader in enterprise insurance policy administration systems supporting group, individual life, health, annuity and hybrid products, Amber Road (formerly Management Dynamics, Inc.), a provider of global trade management solutions for importers, exporters and logistic service providers, Rootstock Software, a provider of enterprise software solutions for discrete manufacturers, Sagence Group, Inc., a management advisory firm dedicated to helping clients maximize data assets, Stoneridge Investment Partners, LLC, a money management firm, and Lightning Gaming, Inc., a developer and marketer of automated poker tables and slot machines. In addition to Mr. Caldwell’s role as a director of InsPro Technologies, he also assumed the roles of chairman and chief executive officer, effective January 2015. Mr. Caldwell was a CPA in the State of New York and holds a BS in accounting from Babson College and an MBA from the Harvard Business School. We believe that Mr. Caldwell is qualified to serve on our Board of Directors because of his extensive experience in corporate strategy development, corporate governance and financial expertise acquired through over 40 years of business experience.

AUDIT COMMITTEE

Our Board of Directors has established an Audit Committee among the standing committees of the Board of Directors. The Audit Committee is currently comprised of three non-employee directors: Don N. Aquilano, Michael E. Mikolajczyk (chair) and Raymond J. Spencer. Our Board of Directors has determined that each member of our Audit Committee meets the requirements for financial sophistication and independence for Audit Committee membership under the current requirements of the NASDAQ Stock Market and SEC rules and regulations. Our Board of Directors has also determined that Mr. Mikolajczyk is an “audit committee financial expert” as defined in the SEC rules.

EXECUTIVE OFFICERS

The following table sets forth certain information concerning each of our executive officers. These executive officers also constitute our “named executive officers” for 2015.

Name	Age	Position
William F. Weissman	57	President, Chief Executive Officer and Director
Mardel A. Graffy	56	Chief Financial Officer, Treasurer and Secretary
Hany Tamim	49	Chief Operating Officer

William F. Weissman has served as our President, Chief Executive Officer and as a member of our Board of Directors since December 2014. Prior to that, Mr. Weissman served our Chief Financial Officer, Treasurer and Secretary after joining us in July 2007. From 1995 to 2007, Mr. Weissman served in various capacities at Kanbay International, Inc., an information technology services firm, including chief financial officer, vice president, executive vice president and secretary. Additionally, Mr. Weissman served as a manager of Kanbay LLC, Kanbay International, Inc.’s immediate predecessor company, from December 1997 to August 2000. Mr. Weissman has also held various finance positions at Lockheed Electronics and Airco BOC. Mr. Weissman is a certified public accountant and holds a BA in business administration from Seton Hall University.

Mardel A. Graffy has served as our Chief Financial Officer, Treasurer and Secretary since December 2014. Prior to that, Ms. Graffy served as our Vice-President of Financial Operations from September 2014 to December 2014, our Vice-President of Finance from July 2008 to September 2014, our Controller from July 2007 to July 2008 and our Director of Finance from January 2005 to July 2007. From 1987 to 2004 she served in various capacities at FMC/FMC Technologies, Inc., a world leader among producers of chemicals and machinery for industry and agriculture, including project and reporting manager, employee service center controller and pension benefit manager, and consolidation and financial reporting manager. From 1982 to 1987 she was with KPMG, a public accounting firm. Ms. Graffy is a certified public accountant and holds a BS in accounting and business administration from Illinois State University.

Hany Tamim has served as our Chief Operating Officer since joining us in October 2015. From 2014 until September 2015, he served as managing director and principal consultant for Tamim Asia Consultants, a multi-discipline consulting firm. From 2009 to 2014, he served as the senior corporate director, global cost management for Sun Edison Inc./MEMC Electronic Materials Inc., a global renewable energy company, where he was responsible for the cost management and operational efficiency for nine manufacturing plants in the U.S., Europe and Asia. From 1996 to 2009 Mr. Tamim served in various capacities with Sun Edison Inc./MEMC Electronic Materials Inc., including director and plant manager, managing director, technology manager and engineering manager. Mr. Tamim holds an MS in engineering and a BS in mechanical engineering, both from the University of North Carolina.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and to provide us copies of these reports. Based solely on a review of the copies of these reports furnished to us and written representations that no other reports were required to be filed, we believe that all such filings applicable to our officers, directors and beneficial owners of greater than 10% of our common stock were made timely during the fiscal year ended December 31, 2015.

CODE OF ETHICS

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

ITEM 11.	EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

Directors who are our employees or employees of our subsidiaries receive no remuneration for serving as directors. All non-employee directors receive an annual fee of $70,000, plus $5,500 per year for service on the Audit Committee, $2,750 per year for service on the Compensation Committee, and $3,250 per year for service on the Nominating and Governance Committee. The Chairman of the Board of Directors receives an additional annual fee of $110,000. The chairs of the Audit, Compensation and Nominating and Governance Committees receive, per year, $11,750, $6,000 and $5,000, respectively, in each case in lieu of committee service compensation. No additional payment is made for meeting attendance. In addition, for 2015, each of Messrs. Aquilano, Mikolajczyk and Spencer received $20,000 in cash and a restricted stock award with a value of $20,000 for their service on a special committee. For 2015, half of each director’s fees was paid in cash and the other half was paid in equity. Cash fees are paid in quarterly installments. Equity-based fees are paid in restricted stock which vests in four equal installments at the end of each calendar quarter. We also have a policy of reimbursing directors for travel, lodging and other reasonable expenses incurred in connection with their attendance at Board or committee meetings or conducting Company business.

The following table sets forth information regarding the aggregate compensation we paid to the non-employee members of our Board of Directors for fiscal 2015:

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)		Total ($)
Don N. Aquilano	114,379	114,373	(2)	228,752
Donald R. Caldwell	39,628	39,622	(3)	79,250
Michael E. Mikolajczyk	62,252	62,248	(4)	124,500
Raymond J. Spencer	61,628	61,622	(5)	123,250

(1)	Amounts reflect the aggregate grant date fair value of the restricted stock awards granted in 2015 in accordance with FASB ASC Topic 718, as discussed in Note 6 to our financial statements included in our Original Form 10-K.
(2)	On January 1, 2015, we granted Mr. Aquilano 25,027 shares of restricted stock, which vested in four equal installments at the end of each quarter of 2015, beginning with the quarter ending March 31, 2015. As of December 31, 2015, Mr. Aquilano held options with respect to 117,570 shares.
(3)	On January 1, 2015, we granted Mr. Caldwell 8,670 shares of restricted stock, which vested in four equal installments at the end of each quarter of 2015, beginning with the quarter ending March 31, 2015. As of December 31, 2015, Mr. Caldwell held options with respect to 17,587 shares. All equity compensation awarded to Mr. Caldwell is held for the benefit of Cross Atlantic Technology Fund II, L.P., The Co-Investment 2000 Fund, L.P. and Cross Atlantic Capital Partners, Inc. Cross Atlantic Capital Partners, Inc. is 100% controlled by Mr. Caldwell.
(4)	On January 1, 2015, we granted Mr. Mikolajczyk 13,621 shares of restricted stock, which vested in four equal installments at the end of each quarter of 2015, beginning with the quarter ending March 31, 2015. As of December 31, 2015, Mr. Mikolajczyk held options with respect to 19,491 shares.
(5)	On January 1, 2015, we granted Mr. Spencer 13,484 shares of restricted stock, which vested in four equal installments at the end of each quarter of 2015, beginning with the quarter ending March 31, 2015. As of December 31, 2015, Mr. Spencer held options with respect to 16,588 shares.

The value of the annual and committee fees payable to our directors remains unchanged in 2016 but each of the directors received such fees in the form of restricted stock awards rather than receiving a portion of such fees in cash. The restricted stock awards vest in four equal installments at the end of each calendar quarter in 2016. The Board of Directors determined that their 2016 fees would be paid solely in the form of equity in order to preserve cash and in light of the Company’s objective to become cash flow positive, which further aligns their interests with those of the Company’s stockholders.

COMPENSATION DISCUSSION AND ANALYSIS

The following discussion and analysis of compensation arrangements of our named executive officers for 2015 should be read together with the compensation tables and related disclosures set forth below.

Executive Summary

Our compensation programs are intended to align our named executive officers’ interests with those of our stockholders by rewarding performance that meets or exceeds the goals the Compensation Committee establishes with the objective of increasing stockholder value. Consistent with our pay for performance philosophy, the total compensation received by our named executive officers will vary based on individual and corporate performance measured against annual and long-term performance goals. Our named executive officers’ total compensation is comprised of a mix of base salary, annual incentive compensation and long-term incentive awards.

Below is a comparison of 2015 and 2014 revenue and earnings, which are key metrics on which the Compensation Committee measures management performance. Please see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Original Form 10-K for a more detailed description of our fiscal year 2015 financial results.

	Year Ended December 31, 2015	Year Ended December 31, 2014
Revenue (in millions)	$23.8	$45.7
Net loss (in millions)	$(77.8)	$(44.0)
Diluted loss per share	$(2.98)	$(1.70)

Our financial performance is a key factor in the compensation decisions and outcomes for the fiscal year. In 2015 and 2014, executive officers were awarded no bonuses as threshold performance levels were not achieved.

We believe that the compensation of our executive officers should facilitate the achievement of short-term corporate goals as well as the performance of long-term business objectives. It is the responsibility of the Compensation Committee of our Board of Directors to administer our compensation practices to ensure that they are competitive and include incentives which are designed to appropriately drive corporate performance. Our Compensation Committee reviews and approves all of our compensation policies, including executive officer salaries, bonuses and equity incentive compensation.

We endeavor to maintain a high level of corporate governance over our executive pay programs. The following policies were in effect during 2014 and remained in effect in 2015:

•	No significant perquisites offered: Our executives participate in broad-based Company-sponsored programs on the same basis as other full-time employees.

•	Separation of governance positions: In line with corporate governance best practices, we have separated the roles of Chairman of the Board of Directors and Chief Executive Officer.

•	No SERPs: Our executives participate in the same retirement plan generally available to other full-time employees, and we do not offer supplemental executive retirement programs to our executives.

•	Executive ownership guidelines: We have implemented stock ownership guidelines for our executive officers, which are more fully described in “Elements of Our Executive Compensation Programs—Stock ownership guidelines” below.

•	No excise tax gross-ups: We do not provide change in control excise tax gross-ups in any of our executive employment agreements or compensation plans.

•	Independence of executive compensation consultant: The compensation consultant used by the Compensation Committee in 2015 did not provide any services to management and had no prior relationship with our named executive officers. The Compensation Committee also assessed the independence of the consultant pursuant to the applicable rules of the SEC and the NASDAQ Stock Market and concluded that the consultant did not raise any conflicts of interest for the 2015 year.

Objectives of Our Executive Compensation Programs

Our compensation programs for our named executive officers are designed to achieve the following objectives:

•	attract and retain talented and experienced executives in our industry;

•	motivate and reward executives whose knowledge, skills and performance are critical to our success;

•	align the interests of our executives and stockholders, by encouraging executives to increase long-term stockholder value and rewarding executives when stockholder value increases; and

•	motivate our executives to manage our business to meet our short-term and long-term corporate goals and business objectives, and reward them for meeting these objectives.

We use a mix of short-term compensation in the form of base salaries and cash incentive bonuses and long-term compensation in the form of equity incentive compensation to provide a total compensation structure that is designed to encourage our executives to achieve these objectives.

Determining Executive Compensation

The Compensation Committee is responsible for developing, administering and interpreting the compensation program for executive officers and other key employees. Our Compensation Committee was appointed by our Board of Directors and consists entirely of directors who are “outside directors” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act.

The Compensation Committee may delegate some or all of its responsibilities to one or more subcommittees whenever necessary to comply with any statutory or regulatory requirements or otherwise deemed appropriate by the committee. The Compensation Committee has the authority to retain consultants and other advisors to assist with its duties and has sole authority to approve the fees and other retention terms of such consultants and advisors.

Historically, our Chief Executive Officer has made recommendations to the Compensation Committee regarding the salaries, bonus arrangements and equity grants, if any, for all key employees other than himself. For executive officers whose bonus awards are based partly on individual performance, the Chief Executive Officer’s evaluation of such performance is provided to and reviewed by the Compensation Committee. Based on the foregoing, the Compensation Committee uses its judgment in making compensation decisions that will best carry out our philosophy and objectives for executive compensation. The Compensation Committee also reviews the performance of the Chief Executive Officer and sets his compensation consistent with our philosophy. The Chief Executive Officer does not participate in, and is not present for, deliberations or decisions concerning his compensation.

Within the context of the overall objectives of our compensation programs, we determined the specific amounts of compensation to be paid to each of our executives in 2015 based on a number of factors, including, but not limited to:

•	the roles and responsibilities of our executives;

•	the individual experience and skills of our executives;

•	the amounts of compensation being paid to our other executives;

•	the performance of the Company against targets pre-established by the Board of Directors;

•	our executives’ historical compensation at our Company; and

•	our understanding of the amount of compensation generally paid by similarly situated companies to their executives with similar roles and responsibilities.

In evaluating the compensation generally paid by similarly situated companies, our Compensation Committee has obtained guidance on appropriate executive compensation practices from executive search firms in the course of recruiting executives for Rubicon. In addition, we have historically taken into account available data relating to the compensation practices of other companies within and outside our industry. In December 2014, the Compensation Committee engaged the consulting firm of Meridian Compensation Partners, LLC (Meridian) to assist us in analyzing our compensation structure and making suggestions for our compensation structure for 2015. Meridian provided advice to the Compensation Committee regarding proposed 2015 compensation levels and severance benefits for Mr. Weissman and Ms. Graffy based on their new positions. Although the Compensation Committee uses the information from Meridian and industry group surveys, the Compensation Committee makes all final decisions regarding the appropriate compensation for our executives. The peer group used for purposes of developing and assessing these executives’ compensation levels for 2015 consisted of the following six companies: Advanced Analogic Tech; Bolt Technology Corp; Cascade Microtech Inc.; Lighting Sciences Group; MIPS Technologies Inc.; and Supertex Inc.

Stockholder Say on Pay

At our 2014 Annual Meeting of Stockholders, our stockholders approved, on an advisory basis, our executive compensation program with approximately 98% support. Taking into account the favorable outcome of our stockholder advisory approval vote at the 2014 Annual Meeting of Stockholders, we did not make specific changes to our executive compensation program in 2015. We will continue to take into account the result of future stockholder advisory votes when reviewing and monitoring our compensation program and structure.

At our 2011 Annual Meeting of Stockholders, our stockholders approved a three-year frequency of stockholder advisory voting to approve our executive compensation with approximately 54% support. In accordance with the voting results, we provide our stockholders with an opportunity to cast an advisory vote on executive compensation every three years.

Elements of Our Executive Compensation Programs

Our executive compensation primarily consists of base salary, cash incentive and discretionary bonuses, equity-based incentives and benefit programs. We believe it is important that the interests of our executives are aligned with those of our long-term stockholders; therefore, equity incentive compensation constitutes a significant portion of our total executive compensation.

We discuss each of the primary elements of our executive compensation in detail below. While we have identified particular compensation objectives that each element of executive compensation serves, our compensation programs are designed to complement each other and collectively serve all of our executive compensation objectives described above.

Annual cash compensation

Base salary

Base salaries are intended to provide a level of compensation sufficient to attract and retain an effective management team when considered in combination with the performance-based and other components of our compensation program. The base salary of each executive officer is reviewed annually to determine if it is equitably aligned with our other executive officers and is at a sufficient level to attract and retain top talent. Salaries are adjusted to reflect individual roles and performance and may be increased at other times if a change in the scope of the officer’s responsibilities justifies such consideration or in order to maintain salary equity among executive officers. We believe that a competitive base salary is a necessary element of any compensation program designed to attract and retain talented and experienced executives. We also believe that attractive base salaries can serve as an effective reward for the executives’ overall performance.

Pursuant to the terms of their employment agreements, the annual base salaries for 2015 for Mr. Weissman, Ms. Graffy and Mr. Tamim were $300,000, $200,000 and $225,000, respectively. We formally evaluate executive performance on an annual basis, and these evaluations are one of the factors considered in making adjustments to base salaries. In connection with their promotions to new positions in December 2014, (i) Mr. Weissman’s base salary increased from $233,950 to $300,000, and (ii) Ms. Graffy’s base salary increased from $158,970 to $200,000. After consideration of the Company’s performance within our industry, the base salaries for our named executive officers were not increased in 2015.

Cash incentive bonuses

The primary objectives of our incentive bonus plan are to provide an incentive for superior work, to motivate our executives toward even higher achievement and business results, to tie our executives’ goals and interests to ours and our stockholders’ and to enable us to attract and retain highly qualified individuals. These targets are typically set in the first three months of the year. The targets under our incentive bonus plan are mutually agreed upon by the independent directors and each of the executives. For 2015, Mr. Weissman was entitled to receive a bonus of up to one-half of his base salary and Ms. Graffy and Mr. Tamim were entitled to receive a bonus of up to 30% of their base salaries, in each case based on our achieving the following pre-determined targets. Fifty percent (50%) of the bonus would be paid if the Company’s operations had been cash flow positive (the “Cash Flow Target”), meaning that the Company was cash flow positive for the fourth quarter of 2015 and was reasonably expected to be cash flow positive in 2016. If, and only if the Cash Flow Target had been achieved, then the remaining 50% of the target bonus could have been achieved based upon the following performance goals: an additional 25% of the target bonus would be paid if the Company’s patterned sapphire wafer (“PSS”) infrastructure was running at full capacity, 15% of the target bonus would be paid if the Company had generated revenue from sales of Sapphire on Glass (“SoG”) and had satisfactorily completed the proof of concept work on its near-net shape pure sapphire products, and 10% of the target bonus would be paid if the run rate of annualized revenue from the Company’s optical business for 2015, based on revenue recognized in the fourth quarter of 2015, was at least 50% greater than the revenue recognized in 2014, and such run rate was reasonably expected to continue at such level or greater for 2016. The 2015 Cash Flow Target was not achieved and, therefore, no incentive cash bonuses were paid to executive officers for fiscal 2015.

The Compensation Committee believed the targets described above were the most appropriate criteria to determine the value of our executives’ efforts and considering current and projected market conditions. After evaluating which key milestones were likely to provide the Company with a significantly enhanced market position, the Cash Flow Target was chosen as the applicable threshold performance measure to govern payment of the cash incentive bonuses and the vesting of the restricted stock units (discussed below).

Signing bonus

In connection with Mr. Weissman’s appointment as Interim Chief Executive Officer and President in September 2014, the Board of Directors approved a $100,000 cash bonus payable to Mr. Weissman, with $50,000 payable on the date of the Company’s next regular payroll and the remaining $50,000 payable on the earlier of (i) the six (6) month anniversary of Mr. Weissman’s appointment or (ii) such time as the Company hires a new Chief Executive Officer. The second half of the signing bonus was paid in March 2015.

Equity incentive compensation

In 2008, our Board of Directors adopted a policy generally to grant equity awards to executives once per year to the extent equity awards are to be granted during such year (except in the case of newly hired executives, as described below). With respect to newly hired executives, our practice is typically to make equity grants at the first meeting of the Board of Directors following such executive’s hire date. We do not have any program, plan or practice to time equity awards in coordination with the release of material non-public information.

On February 18, 2015, the Company entered into employment agreements with Mr. Weissman and Ms. Graffy. Pursuant to the terms of their employment agreements, Mr. Weissman was granted restricted stock units valued at $100,000 and Ms. Graffy was granted restricted stock units valued at $50,000. The vesting condition metrics of the restricted stock units were determined by the Compensation Committee. Fifty percent (50%) of the restricted stock units would have vested if the Company’s operations had satisfied the Cash Flow Target (described above within the Cash Incentive Bonus). If, and only if the Cash Flow Target had been achieved, then the remaining 50% of the restricted stock units would have been eligible to vest as follows: 25% of the restricted stock units would have vested if the Company’s PSS infrastructure was running at full capacity, 15% of the restricted stock units would have vested if the Company had generated revenue from sales of SoG and had satisfactorily completed the proof of concept work on its near-net shape pure sapphire products, and 10% of the restricted stock units would have vested if the run rate of annualized revenue from the Company’s optical business for 2015, based on revenue recognized in the fourth quarter of 2015, was at least 50% greater than the revenue recognized in 2014, and such run rate was reasonably expected to continue at such level or greater for 2016. The 2015 Cash Flow Target was not achieved and, as a result, the restricted stock unit awards were forfeited by Mr. Weissman and Ms. Graffy.

In addition, pursuant to the terms of their employment agreements, options to purchase shares of Company common stock were granted to Mr. Weissman and Ms. Graffy on December 1, 2015. For Mr. Weissman, the number of options granted reflected the number of whole options nearest the target value of $250,000 determined using the fair market value per share as of the date of grant. On December 1, 2015, Mr. Weissman’s employment agreement was amended to reduce the value of the option grant to ensure that the number of shares subject to the option grant was within the annual grant limitations as set forth in the Rubicon Technology, Inc. 2007 Stock Incentive Plan, as amended and restated effective March 23, 2011 (the “2007 Plan”). For Ms. Graffy, the number of options granted reflected the number of whole options nearest the target value of $100,000 determined using the fair market value per share as determined as of date of grant. Each option grant had a ten-year term, an exercise price equal to the closing price of the Company’s common stock on the date prior to the date of grant and provided for vesting in four equal annual installments.

On October 31, 2015, the Company entered into a letter of appointment with Mr. Tamim. Upon the execution of the letter of appointment, the Company’s Board of Directors granted to Mr. Tamim options to purchase 30,000 shares of the Company common stock under the 2007 Plan. The options were granted with a ten-year term, with an exercise price equal to the closing price of the Company’s common stock on the date prior to the date of grant and vest in four equal annual installments. On November 1, 2015, the Company granted Mr. Tamim 50,000 restricted stock units under the 2007 Plan. The restricted stock units vest ratably over a three-year period and vest immediately upon a change in control.

The 2015 stock option and restricted stock unit grants were made pursuant to our 2007 Plan, which was adopted by our Board of Directors and our stockholders in connection with our initial public offering. The 2007 Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and bonus shares. The 2007 Plan replaced our 2001 Equity Plan effective upon the consummation of our initial public offering.

Stock ownership guidelines

On September 18, 2012, the Compensation Committee approved stock ownership guidelines for executive officers of the Company. Under the stock ownership guidelines, the executive officers are expected to hold common stock with a value equal to a designated multiple of annual base salary. The Chief Executive Officer target share ownership level is a value equal to three times his annual base salary and the Chief Financial Officer and other executive officers target share ownership level is one times their annual base salary. The executive officers are to comply within five years from the date the guidelines become applicable to them. Shares that count toward satisfaction of the stock ownership guidelines include:

•	shares owned outright;

•	in-the-money value of vested stock options;

•	unvested restricted stock;

•	restricted stock units; and

•	vested shares in 401(k) plan.

As of December 31, 2015, due to the significant drop in the Company’s share price (and in Mr. Tamim’s case, the fact that he was only recently hired), none of our named executive officers met the targeted stock ownership guidelines. Per the guidelines, Mr. Weissman has until September 2017, Ms. Graffy has until December 2019 and Mr. Tamim has until October 2020 to come into compliance with the guidelines.

Benefits

All of our executive officers are eligible for benefits offered to employees generally, including life, health, disability and dental insurance and our 401(k) plan. Consistent with our compensation philosophy, we intend to continue to maintain our current benefits for our executive officers. The Compensation Committee, in its discretion, may revise the executive officers’ benefits if it deems it advisable.

Severance and change in control arrangements

In February 2015, we entered into employment agreements with Mr. Weissman and Ms. Graffy outlining the terms and conditions of their employment in their new positions with the Company. We also entered into a letter of agreement with Mr. Tamim upon his appointment in October 2015 outlining the terms and conditions of his employment.

These employment agreements provide various benefits triggered by such employment-related actions as termination without cause, resignation with good reason and/or termination without cause following a change in control. Such benefits may include salary continuation, bonuses, lump sum severance and/or the acceleration of equity award vesting. See “—Potential Payments Upon Termination of Employment” below for a description of the severance and change in control arrangements for our named executive officers.

In addition, each of our equity incentive plans provides for a potential acceleration of vesting of outstanding awards in the event that we undergo a change in control, as defined in such plans. The 2007 Plan provides that in the event of change in control, each outstanding award will be treated as the Compensation Committee determines, including that the successor corporation or its parent or subsidiary may be required to assume or substitute an equivalent award for each outstanding award. The Compensation Committee is not required to treat all awards similarly. If there is no assumption or substitution of outstanding awards, the award recipient will fully vest in and have the right to exercise all of his or her outstanding options and stock appreciation rights, all restrictions on restricted stock and restricted stock units will lapse and all performance goals or other vesting requirements for performance awards will be deemed achieved at 100% of target levels and all other terms and conditions will be deemed met. If an option or stock appreciation right is not assumed or substituted, the Compensation Committee will provide notice to the award recipient that the option or stock appreciation right will be fully vested and exercisable for a period of time determined by the Compensation Committee in its discretion, and the option or stock appreciation right will terminate upon the expiration of such period. Under the 2007 Plan, a “change in control” is deemed to occur when (i) a person becomes the beneficial owner (directly or indirectly) of at least 50% of the voting power represented by the Company’s outstanding voting securities, (ii) the Company sells or disposes of all or substantially all of its assets, (iii) the composition of the Board of Directors changes within a two-year period resulting in fewer than a majority of the directors being “incumbent directors” (as defined in the 2007 Plan), or (iv) a merger or consolidation of the Company is consummated with any other corporation resulting in the voting securities of the Company outstanding immediately prior thereto representing (either by remaining outstanding or by being converted into voting securities of the surviving entity or its parent) less than 50% of the total voting power represented by the voting securities of the Company or such surviving entity or its parent outstanding immediately after such merger or consolidation.

In setting the terms of and determining whether to approve these severance and change in control arrangements, our Compensation Committee or Board of Directors, as applicable, recognized that executives often face challenges securing new employment following a termination of their existing employment and that distractions created by uncertain job security may have a detrimental impact on their performance. None of the foregoing benefits is triggered by a change in control unless the named executive officer’s employment is terminated without cause following such change in control or the award is not assumed, or an equivalent right substituted, by the successor corporation. We believe the acceleration of option vesting under such circumstances is appropriate to preserve the benefit intended to be provided to the executive while avoiding the acceleration of benefits where the executive is enjoying a continuation of the same or comparable benefit following the change in control. The levels of severance benefits were set based on our Board of Directors’ collective experience and insight regarding severance benefits offered to executives at comparable companies.

Effect of accounting and tax treatment on compensation decisions

In the review and establishment of our compensation programs, we consider the anticipated accounting and tax implications to us and our executives. In this regard, we began utilizing restricted stock and/or restricted stock units as additional forms of equity compensation incentives in fiscal 2015 in response to changes in the accounting treatment of equity awards under FASB ASC Topic 718 Stock Compensation. While we consider the applicable accounting and tax treatment, these factors alone are not dispositive, and we also consider the cash and non-cash impact of the programs and whether a program is consistent with our overall compensation philosophy and objectives.

Section 162(m) of the Code imposes a limit on the amount of compensation that we may deduct in any one year with respect to our Chief Executive Officer and each of our next three most highly compensated executive officers other than our Chief Financial Officer, unless certain specific and detailed criteria are satisfied. Performance-based compensation, as defined in the Code, is fully deductible if the programs are approved by stockholders and meet other requirements. We will continue to assess the impact of Section 162(m) on our compensation practices and determine whether to qualify equity and cash awards as performance-based compensation.

COMPENSATION COMMITTEE REPORT

As detailed in its charter, the Compensation Committee of the Board of Directors oversees Rubicon’s executive compensation program on behalf of the Board of Directors. In the performance of this function, the Compensation Committee, among other things, reviewed and discussed with management the Compensation Discussion and Analysis included in this report and in Rubicon’s definitive proxy statement for its 2016 annual meeting of stockholders. Based upon the review and discussions referred to above, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in Rubicon’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as amended, and its definitive proxy statement for the 2016 annual meeting of stockholders.

Compensation Committee

Donald R. Caldwell, Chairman
Michael E. Mikolajczyk
Raymond J. Spencer

COMPENSATION RISKS

We believe that risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on the Company. In addition, the Compensation Committee believes that the mix and design of the elements of executive compensation do not encourage management to assume excessive risks.

The Compensation Committee reviewed the elements of executive compensation to determine whether any portion of executive compensation encouraged excessive risk taking and concluded:

•	significant weighting towards equity incentive compensation discourages short-term risk taking;

•	a substantial portion of equity incentive compensation is based on time vesting in addition to any performance vesting, which discourages short-term risk taking; and

•	cash incentive bonus awards are capped by the Compensation Committee and awards for exceeding targets are discretionary.

SUMMARY COMPENSATION TABLE

The table below sets forth, for the 2015, 2014, and 2013 calendar years (as applicable to each officer’s service as one of our named executive officers), the compensation earned by our President and Chief Executive Officer, our Chief Financial Officer and our Chief Operating Officer. Such persons are referred to herein as our “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards(3) ($)	Option Awards(3) ($)	Total ($)
William F. Weissman	2015	302,414	50,000	(1)	99,999	159,492	611,905
President and Chief	2014	243,056	50,000	(2)	93,750	427,850	814,656
Executive Officer	2013	233,950	—		132,678	125,000	491,628

Mardel A. Graffy	2015	201,644	—		50,000	100,000	351,644
Chief Financial Officer	2014	165,191	—		39,742	82,252	287,185

Hany Tamim(4)	2015	49,597	—		56,500	18,916	125,013
Chief Operating Officer

(1)	On March 17, 2015, the Company granted Mr. Weissman a $50,000 cash bonus in consideration of his service as the interim Chief Executive Officer. This reflects 50% of the signing bonus described above within the “Compensation Discussion and Analysis.”
(2)	On September 17, 2014, the Company granted Mr. Weissman a $50,000 cash bonus upon his appointment as interim Chief Executive Officer. This reflects the remaining 50% of the signing bonus described above within the “Compensation Discussion and Analysis.”
(3)	Amounts represent the full grant date fair value of the stock option awards, restricted stock awards and restricted stock units granted in 2015, 2014 and 2013, calculated in accordance with FASB ASC Topic 718. For a discussion of the assumptions and methodologies used in calculating the grant date fair value of the stock option awards and restricted stock unit awards in 2015, please see Note 7 to the Company’s consolidated financial statements in the Original Form 10-K. The restricted stock units granted to Mr. Weissman and Ms. Graffy in 2015 were forfeited in March 2016 because the Cash Flow Target performance goal was not achieved; accordingly, the value in the table appears to overstate the compensation to Mr. Weissman and Ms. Graffy in 2015.
(4)	Reflects Mr. Tamim’s compensation after joining us as Chief Operating Officer in October 2015.

2015 GRANTS OF PLAN-BASED AWARDS

The following table provides information for each of the Company’s named executive officers regarding 2015 plan-based awards, including annual and long-term incentive award opportunities.

Name	Grant Date	Type of Award	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards		Estimated Possible Payouts Under Equity Incentive Plan Awards		All Other Stock Awards: Number of Shares of Stock (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise Price of Option Awards(3) ($)/sh	Closing Market Price of Shares Subject to Options on the Grant Date ($)	Grant Date Fair Value of Stock and Option Awards(4) ($)
			Threshold(1) ($)	Maximum(1) ($)	Threshold(2) ($)	Maximum(2) ($)
William F. Weissman	—	Annual Incentive Award	75,000	150,000			—	—	—	—	—
	February 18, 2015	Restricted Stock Units	—	—	11,111	22,222	—				99,999
	December 1, 2015	Stock Options	—	—				277,778	1.00	0.99	159,492
Mardel A. Graffy	—	Annual Incentive Award	30,000	60,000			—	—	—	—	—
	February 18, 2015	Restricted Stock Units	—	—	5,556	11,111	—	—	—	—	50,000
	December 1, 2015	Stock Options	—	—				174,165	1.00	0.99	100,000
Hany Tamim	—	Annual Incentive Award	5,625	11,250			—	—	—	—	—
	October 31, 2015	Stock Options	—	—				30,000	1.10	1.10	18,916
	November 1, 2015	Restricted Stock Units	—	—			50,000	—	—	—	56,500

(1)	Amounts shown in the “threshold” column represent the amounts that would have been payable under our incentive bonus plan if just the Cash Flow Target was met. Under the terms of the awards, no cash incentive bonus could be earned unless the Cash Flow Target was met. Amounts shown in the “maximum” column represent the amounts that would have been payable under such plan if all of the targets had been met. Because the Cash Flow Target was not met, no cash incentive bonuses were paid to executives for fiscal 2015.
(2)	Amounts shown in the “threshold” column represent the potential number of restricted stock units that would have vested if just the Cash Flow Target was met. Under the terms of the awards, none of the restricted stock units would vest unless the Cash Flow Target was met. Amounts shown in the “maximum” column represent the potential number of restricted stock units that would have vested if all of the targets had been met. Because the Cash Flow Target was not met, none of the restricted stock units vested in fiscal 2015.
(3)	Exercise price of option awards are based on the closing price on NASDAQ of the Company’s common stock on the day before the grant date.
(4)	Values for restricted stock unit awards are based on the closing price of a share of our common stock on the day before the grant date. Values for stock option awards are based on the grant date value calculated in accordance with FASB ASC Topic 718. For a discussion of the assumptions and methodologies used in calculating the grant date fair value of the restricted stock and stock option awards, please see Note 7 to the Company’s consolidated financial statements in the Original Form 10-K.

Discussion of Summary Compensation and Grants of Plan-Based Awards Tables

Our executive compensation policies and practices, pursuant to which the compensation set forth in the “Summary Compensation Table” and the “2015 Grants of Plan-Based Awards” table was paid or awarded, are described above under “Compensation Discussion and Analysis.”

OUTSTANDING EQUITY AWARDS AT 2015 FISCAL YEAR-END

The following table sets forth our outstanding equity awards as of December 31, 2015.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Units That Have not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Units That Not Vested ($)
William F. Weissman	1,514		—		8.45	June 18, 2017
	95,174		—		8.45	August 29, 2017
	75,000		—		4.01	February 27, 2019
	50,000		—		19.21	December 8, 2019
	50,000		—		19.21	December 8, 2019
	23,455		—		7.97	July 1, 2023
	62,500	(1)	37,500		5.20	September 16, 2024
	—		277,778	(2)	1.00	November 30, 2025
											22,222	(3)	25,333	(9)
Mardel A. Graffy
	1,923		—		0.78	June 30, 2016
	3,846		—		8.45	June 18, 2017
	7,692		—		8.45	August 29, 2017
	10,000		—		18.50	December 2, 2017
	30,000		—		4.01	February 27, 2019
	15,000		—		32.67	June 22, 2020
	15,000		—		10.19	December 13, 2021
	6,250	(4)	18,750	(4)	5.12	September 19, 2024
	—		174,165	(2)	1.00	November 30, 2025
							2,311	(5)	2,634	(9)
							5,980	(6)	6,817	(9)
											11,111	(3)	12,667	(9)
Hany Tamim	—		30,000	(7)	1.10	October 31, 2025
							50,000	(8)	57,000	(9)

(1)	The stock options vest in equal quarterly installments over a period of two years with the first vesting date on December 31, 2014, provided that Mr. Weissman remains employed with us through such vesting dates.
(2)	The stock options vest in equal annual installments over a period of four years with the first vesting date on December 1, 2016, provided that the executive remains employed with us through the applicable vesting dates.
(3)	The restricted stock units were subject to the Cash Flow Target performance goal. This goal was not achieved as of December 31, 2015 and the restricted stock units were forfeited on March 14, 2016. The awards were reported in this table as outstanding on December 31, 2015 because the forfeiture did not occur until the 2016 year.
(4)	The stock options vest in equal annual installments over a period of four years with the first vesting date on September 19, 2015, provided that Ms. Graffy remains employed with us through the applicable vesting dates.
(5)	The restricted stock units vest in equal annual installments over a period of four years with the first vesting date on November 1, 2014, provided that Ms. Graffy remains employed with us through the applicable vesting dates.

(6)	The restricted stock units vest in equal annual installments over a period of three years with the first vesting date on November 1, 2015, provided that Ms. Graffy remains employed with us through the applicable vesting dates.
(7)	The stock options vest in equal annual installments over a period of four years with the first vesting date on December 1, 2016, provided that Mr. Tamim remains employed with us through the applicable vesting dates.
(8)	The restricted stock units vest in equal annual installments over a period of three years with the first vesting date on November 1, 2016, provided that Mr. Tamim remains employed with us through the applicable vesting dates.
(9)	The market value of unvested stock awards is calculated by multiplying the number of unvested restricted stock units by $1.14, the closing price of the Company’s common stock on NASDAQ on December 31, 2015.

2015 OPTION EXERCISES AND STOCK VESTED

The following table provides additional information about the value realized by the named executive officers on stock awards vested in 2015. No stock options were exercised in 2015.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting(1) (#)	Value Realized on Vesting(2) ($)
William F. Weissman	—	—	5,229	5,961
Mardel A. Graffy	—	—	4,146	4,561

(1)	Represents the gross number of shares acquired upon vesting of restricted stock or restricted stock units, without taking into account any shares withheld to satisfy applicable tax obligations.
(2)	The value of restricted stock and restricted stock units vesting was calculated by multiplying the number of vested restricted shares or restricted stock units by the closing sales price of our common stock on the date of vesting.

2015 PENSION BENEFITS

None of our named executive officers participate in or have any account balance in qualified or nonqualified defined benefit plans sponsored by us.

2015 NONQUALIFIED DEFERRED COMPENSATION

None of our named executive officers participate in or have any account balance in nonqualified defined contribution plans or other nonqualified deferred compensation plans maintained by us.

POTENTIAL PAYMENTS UPON TERMINATION OF EMPLOYMENT OR CHANGE IN CONTROL

Mr. Weissman’s Severance Terms. Pursuant to the terms of his employment agreement, if Mr. Weissman’s employment is terminated by us without “cause” or if he resigns for “good reason,” he will receive a continuation of his annual base salary for twelve months thereafter and all of his outstanding stock option awards will become vested, provided that Mr. Weissman delivers a release of claims to the Company. In addition, he will receive a continuation of his medical and welfare benefits for a period of twelve months thereafter. As of December 31, 2015, Mr. Weissman would also have been eligible to vest in the performance-based restricted stock units granted to him in 2015 in the event that he was terminated without cause or for good reason, but those awards were forfeited in March 2016 and could no longer be accelerated in connection with a termination of employment. If within two years after a “change in control,” as defined in the 2007 Plan and summarized within the “Compensation Discussion and Analysis” section above, we terminate Mr. Weissman without cause or he resigns for good reason, he will be entitled to a lump sum payment equal to twelve months of his annual base salary in lieu of the salary continuation described above.

For purposes of Mr. Weissman’s agreement (i) “cause” generally is defined as willful misconduct materially and adversely affecting us; theft, fraud, embezzlement or similar behavior; indictment or conviction of a felony; or willfully failing to substantially perform the material duties of his position, other than failure resulting from incapacity due to physical or mental illness, following a demand for performance delivered by the Board of Directors and a specified cure period of not less than 10 days; and (ii) “good reason” generally is defined as a material reduction in base salary or benefits; substantial diminution in Mr. Weissman’s duties, responsibilities or title, if uncured by us within 30 days of receipt of notice from Mr. Weissman; or relocation for a period of greater than six consecutive months greater than 100 miles from the Chicago metropolitan area.

Ms. Graffy’s Severance Terms. Pursuant to the terms of her employment agreement, if Ms. Graffy’s employment is terminated by us without “cause” or if she resigns for “good reason,” she will receive a continuation of her annual base salary for six months thereafter and all of her outstanding stock option awards will become vested, provided that Ms. Graffy delivers a release of claims to the Company. In addition, she will receive a continuation of her medical and welfare benefits for a period of six months thereafter. As of December 31, 2015, Ms. Graffy would also have been eligible to vest in the performance-based restricted stock units granted to her in 2015 in the event that she was terminated without cause or for good reason, but those awards were forfeited in March 2016 and could no longer be accelerated in connection with a termination of employment. If within two years after a “change in control,” as defined in the 2007 Plan and summarized within the “Compensation Discussion and Analysis” section above, we terminate Ms. Graffy without cause or she resigns for good reason, she will be entitled to a lump sum payment equal to fifty percent of her annual base salary in lieu of the salary continuation described above.

For purposes of Ms. Graffy’s agreement (i) “cause” generally is defined as willful misconduct materially and adversely affecting us; theft, fraud, embezzlement or similar behavior; indictment or conviction of a felony; or willfully failing to substantially perform the material duties of her position, other than failure resulting from incapacity due to physical or mental illness, following a demand for performance delivered by the Board of Directors and a specified cure period of not less than 10 days; and (ii) “good reason” generally is defined as a material reduction in base salary or benefits; substantial diminution in Ms. Graffy’s duties, responsibilities or title, if uncured by us within 30 days of receipt of notice from Ms. Graffy; or relocation for a period of greater than six consecutive months greater than 100 miles from the Chicago metropolitan area.

Mr. Tamim’s Severance Terms. Pursuant to the terms of his letter agreement, if Mr. Tamim’s employment is terminated by us without “cause” or if he resigns for “good reason,” he will receive a continuation of his annual base salary for six months thereafter and certain of his options and restricted stock units will become vested, provided that Mr. Tamim delivers a release of claims to the Company. In addition, he will receive a continuation of his medical and welfare benefits for a period of six months thereafter. If within two years after a change in control, we terminate Mr. Tamim without cause or he resigns for good reason, he will be entitled to a lump sum payment equal to fifty percent of his annual base salary in lieu of the salary continuation described above.

For purposes of Mr. Tamim’s agreement (i) “cause” generally is defined as willful misconduct materially and adversely affecting us; theft, fraud, embezzlement or similar behavior; indictment or conviction of any criminal offence; or willfully failing to substantially perform the material duties of his position, other than failure resulting from incapacity due to physical or mental illness, following a demand for performance delivered by the Board of Directors and a specified cure period of not less than 10 days; (ii) “good reason” generally is defined as any reduction in base salary; substantial diminution in Mr. Tamim’s duties, responsibilities or title, if uncured by us within 30 days of receipt of notice from Mr. Tamim; or relocation for a period of greater than six consecutive months greater than 100 miles from the Penang metropolitan area; and (iii) “change in control” generally is defined as the occurrence of (a) any consolidation or merger of the Company pursuant to which the Company’s stockholders immediately before the transaction do not retain immediately after the transaction, in substantially the same proportions as their ownership of shares of the Company’s voting stock immediately before the transaction, direct or indirect beneficial ownership of more than 50% of the total combined voting power of the outstanding voting securities of the surviving business entity, (b) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the Company’s assets, or (c) the direct or indirect sale or exchange in a single or series of related transactions by the Company’s stockholders of more than 50% of the Company’s voting stock.

Restrictive Covenants. Each executive’s employment agreement contains customary non-competition and non-solicitation covenants. These restrictions survive for a period of 12 months after the executive’s resignation or termination, and in the event of a breach of his or her employment agreement, the period is automatically extended by the period of the breach.

Equity Compensation Awards. The equity compensation awards granted under the 2007 Plan may become vested upon a change in control. The 2007 Plan provides that in the event of “change in control,” as defined in the 2007 Plan, each outstanding award will be treated as the Compensation Committee determines, including that the successor corporation or its parent or subsidiary may be required to assume or substitute an equivalent award for each outstanding award. The Compensation Committee is not required to treat all awards similarly. If there is no assumption or substitution of outstanding awards, the award recipient will fully vest in and have the right to exercise all of his or her outstanding options and stock appreciation rights, all restrictions on restricted stock and restricted stock units will lapse and all performance goals or other vesting requirements for performance awards will be deemed achieved at 100% of target levels and all other terms and conditions will be deemed met. If an option or stock appreciation right is not assumed or substituted, the Compensation Committee will provide notice to the award recipient that the option or stock appreciation right will be fully vested and exercisable for a period of time determined by the Compensation Committee in its discretion, and the option or stock appreciation right will terminate upon the expiration of such period. Notwithstanding the Compensation Committee’s general discretionary authority described above, the individual award agreements may provide for the vesting of such awards upon the occurrence of a change in control.

The table below shows the estimated amount of payments and benefits that we would provide to the named executive officers assuming that their employment was terminated as of December 31, 2015 by us without “cause,” or by the officer with “good reason” (each as defined in the respective named executive officer’s employment agreement), including following a change in control. The table also shows the estimated amount of benefits that we would provide upon the occurrence of a change in control as of December 31, 2015, if the named executive officer’s awards were not assumed, or an equivalent right substituted, by the successor corporation. The table below includes benefits payable under the employment agreements with Mr. Weissman and Ms. Graffy that were entered into on February 18, 2015 and under the letter of appointment with Mr. Tamim that was entered into on October 31, 2015.

	Cash Severance			Continuation of Medical and Welfare Benefits ($)	Accelerated Vesting of Equity Awards(1) ($)	Total Benefits ($)
	Salary Continuation ($)	Bonus ($)	Lump Sum ($)
William F. Weissman
Termination without cause	300,000	—	—	11,747	64,222	375,969
Termination for good reason	300,000	—	—	11,747	64,222	375,969
Termination following a change in control	—	—	300,000	11,747	64,222	375,969
Change in control(2)	—	—	—	—	64,222	64,222

Mardel A. Graffy
Termination without cause	100,000	—	—	5,874	46,774	159,164
Termination for good reason	100,000	—	—	5,874	46,774	159,164
Termination following a change in control	—	—	100,000	5,874	46,774	159,164
Change in control(2)	—	—	—	—	46,774	46,774

Hany Tamim
Termination without cause	112,500	—	—	683	58,200	171,383
Termination for good reason	112,500	—	—	683	58,200	171,383
Termination following a change in control	—	—	112,500	683	58,200	171,383
Change in control(2)	—	—	—	—	58,200	58,200

(1)	The value of option vesting acceleration was calculated by multiplying the number of shares subject to each accelerated option by the difference between the fair market value of our common stock as of December 31, 2015 and the exercise price of the option. The value of restricted stock units vesting acceleration was calculated by multiplying the number of accelerated restricted stock units by the fair market value of our common stock as of December 31, 2015. The fair market value of our common stock as of December 31, 2015 was $1.14.
(2)	Assumes awards are not assumed, or equivalent rights substituted, by the successor corporation.

LIMITATION ON LIABILITY AND INDEMNITY

Our amended and restated certificate of incorporation contains provisions that limit or eliminate the liability of our directors for monetary damages to the fullest extent permitted by Delaware law. Consequently, our directors will not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duties as a director, except liability for:

•	any breach of the director’s duty of loyalty to us or our stockholders;

•	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•	unlawful payments of dividends or unlawful stock repurchases, redemptions or other distributions as provided in Section 174 of the Delaware General Corporation Law; or

•	any transaction from which the director derived an improper personal benefit.

Our bylaws provide that we are required to indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law. Our bylaws also provide that we are obligated to advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding and permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in that capacity regardless of whether we would otherwise be permitted to indemnify him or her under the provisions of Delaware law. We have entered into agreements and intend to continue to enter into agreements to indemnify our executive officers and directors. With certain exceptions, these agreements provide for indemnification for related expenses including, among other things, attorneys’ fees, judgments, fines and settlement amounts incurred by any of these individuals in any action or proceeding for which indemnification is available. We believe these bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers. We also maintain directors’ and officers’ insurance.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of Messers. Caldwell, Mikolajczyk or Spencer – the members of our Compensation Committee – is currently serving or has previously served as one of our officers or employees. None of our executive officers serve, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table represents securities authorized for issuance under our 2001 Equity Plan, as amended, and our 2007 Plan as of December 31, 2015.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under the Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	2,851,568	$7.07	732,270

(1)	Approved before our initial public offering.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Unless otherwise noted, the following table sets forth, as of April 26, 2016, the beneficial ownership of our common stock by:

•	each person that is a beneficial owner of 5% of more of our outstanding shares of common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Except as described below, in computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 26, 2016 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to such securities. Except as otherwise indicated, all of the shares reflected in the table are shares of common stock and all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. Percentage of beneficial ownership is based on 26,722,958 shares of common stock outstanding as of April 26, 2016. Unless otherwise indicated in the footnotes below, the address for each beneficial owner is c/o Rubicon Technology, Inc., 900 East Green Street, Bensenville, Illinois 60106.

	Shares beneficially owned
Name of beneficial owner	Number	Percent
5% stockholders:
Ariel Investments, LLC(1)	4,767,365	17.8%
FMR LLC(2)	3,139,517	11.7%
The Co-Investment 2000 Fund, L.P.(3)(4) and Cross Atlantic Technology Fund II, L.P.(3)(5)	2,333,388	8.7%

	Shares beneficially owned
Name of beneficial owner	Number	Percent

Management:
William F. Weissman(6)	384,279	1.4%
Mardel A. Graffy(7)	95,239	*
Hany Tamim	—	*
Don N. Aquilano(8)	348,058	1.3%
Donald R. Caldwell(9)	2,340,488	8.8%
Michael E. Mikolajczyk(10)	337,533	1.3%
Raymond J. Spencer(11)	164,930	*

All executive officers and directors as a group (7 persons)(12)	3,670,527	13.4%

*	Represents less than 1% of the outstanding shares of common stock.
(1)	The ownership information set forth in the table is based on information contained in a statement on Schedule 13G/A (the “Ariel 13G”), filed on February 12, 2016, with the SEC by Ariel Investments, LLC (“Ariel”) with respect to ownership of shares of our common stock. The Ariel 13G reflects that Ariel has sole voting power with respect to 3,415,283 shares, and sole dispositive power with respect to 4,767,365 shares of our outstanding common stock. The principal business address of Ariel is 200 E. Randolph Drive, Suite 2900, Chicago, Illinois 60601. Ariel reports on the Ariel 13G that its adviser clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, all of the reported shares.
(2)	The ownership information set forth in the table is based on information contained in a statement on Schedule 13G/A (the “FMR 13G”), filed on February 13, 2015 with the SEC by FMR LLC (“FMR”), together with Edward C. Johnson 3d, Director and Chairman of FMR, and Abigail P. Johnson, Director, Vice Chairman, Chief Executive Officer and President of FMR, with respect to ownership of shares of our common stock. The FMR 13G reflects that each of FMR, Mr. Johnson and Ms. Johnson beneficially owns 3,139,517 shares and has the sole power to dispose or direct the disposition of all such shares. The FMR 13G indicates that none of FMR, Mr. Johnson or Ms. Johnson have voting power with respect to the reported shares. In addition, the FMR 13G reflects that Fidelity Management and Research (Hong Kong) Limited (“Fidelity”), a subsidiary of FMR, is the beneficial owner of 5% or greater of the Company’s outstanding shares. Fidelity carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Board of Trustees. The address of FMR is 245 Summer Street, Boston, Massachusetts 02210.
(3)	Cross Atlantic Technology Fund II, L.P. (“Cross Atlantic Technology Fund II”) and The Co-Investment 2000 Fund, L.P. (the “Co-Investment Fund”) are limited partnerships in the business of venture capital investing. Each of these funds has appointed Cross Atlantic Capital Partners, Inc. as its investment manager. Donald R. Caldwell, a member of our Board of Directors, is a director of and controls 100% of Cross Atlantic Capital Partners, Inc. The address for each of these entities is 150 North Radnor-Chester Road Suite B101, Radnor, Pennsylvania 19087. Includes options to purchase 17,587 shares of common stock, which are exercisable within 60 days of April 26, 2016, 45,812 shares of common stock and 52,138 shares of restricted stock that are held by Donald R. Caldwell for the benefit of Cross Atlantic Technology Fund II, the Co-Investment Fund and Cross Atlantic Capital Partners, Inc.
(4)	Includes 1,170,153 shares of common stock beneficially owned by The Co-Investment Fund. The general partner of The Co-Investment Fund is Co-Invest Management, L.P. (“Co-Invest Management”). Co-Invest Capital Partners, Inc. (“Co-Invest Capital”) is the general partner of Co-Invest Management. Mr. Caldwell is a stockholder, director and officer of Co-Invest Capital. Brian Adamsky and Frederick Tecce are officers of Co-Invest Capital and Messrs. Caldwell and Tecce are sometimes identified as managing directors of The Co-Investment Fund. Messrs. Caldwell, Adamsky and Tecce may be deemed to share voting and investment power with respect to all shares held by the Co-Investment Fund.
(5)	Includes 1,047,698 shares of common stock beneficially owned by Cross Atlantic Technology Fund II. XATF Management II, L.P. (“XATF Management II”) is the general partner of Cross Atlantic Technology Fund II. Cross Atlantic Capital Partners II, Inc. is the general partner of XATF Management II. Mr. Caldwell is a director, stockholder and officer of Cross Atlantic Capital Partners II, Inc. Messrs. Adamsky and Tecce are officers of Cross Atlantic Capital Partners II, Inc., and together with Mr. Caldwell, are sometimes identified as managing directors of Cross Atlantic Technology Fund II and may be deemed to share voting and investment power with respect to all shares held by Cross Atlantic Technology Fund II.
(6)	Includes 14,136 shares of common stock and options to purchase 370,143 shares of common stock, which are exercisable within 60 days of April 26, 2016.
(7)	Includes 3,428 shares of common stock and options to purchase 89,711 shares of common stock, which are exercisable within 60 days of April 26, 2016, owned by Ms. Graffy. Also includes 2,100 shares of common stock owned by the Mardel A. Graffy Trust dtd 1/27/2005.
(8)	Includes 104,995 shares of common stock, 150,493 shares of restricted common stock and options to purchase 92,570 shares of common stock, which are exercisable within 60 days of April 26, 2016.
(9)	Includes 52,912 shares of common stock, 52,138 shares of restricted common stock and options to purchase 17,587 shares of common stock, which are exercisable within 60 days of April 26, 2016, owned by Mr. Caldwell. Also includes 2,217,851 shares of common stock beneficially owned by Cross Atlantic Technology Fund II and the Co-Investment Fund. See footnotes (3) through (5) above for a description of the relationship among Mr. Caldwell and Cross Atlantic Technology Fund II and the Co-Investment Fund.

(10)	Includes 235,472 shares of common stock, 81,907 shares of restricted common stock and options to purchase 19,491 shares of common stock, which are exercisable within 60 days of April 26, 2016, owned by Michael Mikolajczyk. Also includes options to purchase 663 shares of common stock, which are exercisable within 60 days of April 26, 2016, held by his son, Mark Mikolajczyk. Michael Mikolajczyk disclaims beneficial ownership of the shares underlying the common stock options held by Mark Mikolajczyk.
(11)	Includes 67,256 shares of common stock, 81,086 shares of restricted common stock and options to purchase 16,588 shares of common stock, which are exercisable within 60 days of April 26, 2016.
(12)	Includes 2,698,150 shares of common stock, 365,624 shares of restricted common stock and options to purchase 606,753 shares of our common stock, which are exercisable within 60 days of April 26, 2016, beneficially owned by our named executive officers and directors.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

We recognize that transactions between Rubicon and related persons present a potential for actual or perceived conflicts of interest. Our general policies with respect to such transactions are included in our Code of Ethics which is administered by our Audit Committee. All employees and members of our Board of Directors agree to be bound by the Code of Ethics. As a supplement to the Code of Ethics, the Audit Committee adopted a written policy setting out the procedures and standards to be followed for the identification and evaluation of “related party transactions.” For purposes of the policy, a related party transaction is any transaction or series of related transactions in excess of $120,000 in which we are a party and in which a “related person” has a material interest. Related persons include our directors, director nominees, executive officers, beneficial owners of 5% or more of any class of our voting securities and members of their immediate families. The Audit Committee has determined that certain transactions are deemed to be pre-approved under this policy. These include (i) transactions with another company in which the related person’s only interest is as a director or beneficial owner of less than 10% of the equity interests in that other company and (ii) certain compensation arrangements that have either been disclosed in our public filings with the SEC or approved by our Compensation Committee.

We collect information about potential related party transactions in our annual questionnaires completed by directors, executive officers and certain beneficial owners of 5% or more of any class of our voting securities. Potential related party transactions are first reviewed and assessed by our Secretary to consider the materiality of the transactions and then reported to the Audit Committee. If a related party transaction is identified during the year, it is reported promptly to the Audit Committee. The Audit Committee reviews and considers all relevant information available to it about each related party transaction. A related party transaction is approved or ratified only if the Audit Committee determines that it is in, or is not inconsistent with, our best interests and those of our stockholders and is in compliance with the Code of Ethics.

We did not have any related party transactions during 2015.

DIRECTOR INDEPENDENCE

Our Board of Directors undertook a review of the independence of each director and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, our Board of Directors determined that Messrs. Aquilano, Caldwell, Mikolajczyk and Spencer, representing four of our five directors, are “independent directors” as defined under the rules of the NASDAQ Stock Market, constituting a majority of our Board of Directors as required by the rules of the NASDAQ Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by Grant Thornton LLP (“Grant Thornton”) for audit services (audit of the Company’s annual financial statements, reviews of the Company’s interim unaudited financial statements, and assistance with and review of SEC filings) for fiscal 2015 and fiscal 2014 were $357,696 and $420,549, respectively.

AUDIT-RELATED FEES

There were no audit-related fees billed by Grant Thornton in fiscal 2015 or fiscal 2014.

TAX FEES

The aggregate fees billed by Grant Thornton in fiscal 2014 for tax planning services were $39,315. There were no such fees billed by Grant Thornton in fiscal 2015.

ALL OTHER FEES

There were no other fees billed by Grant Thornton in fiscal 2015 or fiscal 2014 for any other services.

PRE-APPROVAL POLICY AND PROCEDURES

In accordance with the Sarbanes-Oxley Act of 2002, the Audit Committee is required to pre-approve all auditing services and permissible non-audit services, including related fees and terms, to be performed for the Company by its independent registered public accounting firm subject to the de minimus exceptions for non-audit services described under the Exchange Act, which are approved by the Audit Committee prior to the completion of the audit. In fiscal 2015 and fiscal 2014, the Audit Committee pre-approved all audit and non-audit services provided to the Company by its independent registered public accounting firm.

PART IV

ITEM 15.	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a) Financial statements. The consolidated financial statements were filed as part of the Original Form 10-K .

(b) Exhibits. The exhibits filed or incorporated by reference as a part of this report are listed in the Index to Exhibits which appears following the signature page to this Amendment No. 1 and are incorporated by reference.

(c) Financial statement schedules not listed in Item 15(a) of the Original Form 10-K have been omitted because they are inapplicable, are not required under applicable provisions of Regulation S-X, or the information that would otherwise be included in such schedules is contained in the registrant’s financial statements or accompanying notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2016.

Rubicon Technology, Inc.

By	/s/ William F. Weissman
William F. Weissman President and Chief Executive Officer

INDEX TO EXHIBITS

The Exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description	Incorporation by Reference

3.1	Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to the registrant’s Registration Statement on Form S-1/A, filed on November 1, 2007 (File No. 333-145880)

3.2	Amendment No. 1 to Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 29, 2011 (File No. 1-33834)

3.3	Amended and Restated Bylaws of Rubicon Technology, Inc.	Filed as Exhibit 3.2 to the registrant’s Registration Statement on Form S-1/A, filed on November 1, 2007 (File No. 333-145880)

4.1	Specimen Common Stock Certificate	Filed as Exhibit 4.1 to the registrant’s Registration Statement on Form S-1/A, filed on November 13, 2007 (File No. 333-145880)

4.4	Form of Investor Warrant to Purchase Shares of Series E preferred stock	Filed as Exhibit 4.14 to the registrant’s Registration Statement on Form S-1, filed on September 5, 2007 (File No. 333-145880)

10.1*	Rubicon Technology, Inc. 2001 Equity Plan, dated as of August 2, 2001	Filed as Exhibit 10.1 to the registrant’s Registration Statement on Form S-1, filed on September 5, 2007 (File No. 333-145880)

10.1(a)*	Amendment No. 1 to the Rubicon Technology, Inc. 2001 Equity Plan, dated as of November 6, 2001	Filed as Exhibit 10.1(a) to the registrant’s Registration Statement on Form S-1, filed on September 5, 2007 (File No. 333-145880)

10.1(b)*	Amendment No. 2 to the Rubicon Technology, Inc. 2001 Equity Plan, dated as of May 21, 2002	Filed as Exhibit 10.1(b) to the registrant’s Registration Statement on Form S-1, filed on September 5, 2007 (File No. 333-145880)

10.1(c)*	Amendment No. 3 to the Rubicon Technology, Inc. 2001 Equity Plan, dated as of May 28, 2004	Filed as Exhibit 10.1(c) to the registrant’s Registration Statement on Form S-1, filed on September 5, 2007 (File No. 333-145880)

10.1(d)*	Amendment No. 4 to the Rubicon Technology, Inc. 2001 Equity Plan, dated as of December 6, 2004	Filed as Exhibit 10.1(d) to the registrant’s Registration Statement on Form S-1, filed on September 5, 2007 (File No. 333-145880)

10.1(e)*	Amendment No. 5 to the Rubicon Technology, Inc. 2001 Equity Plan, dated as of June 28, 2005	Filed as Exhibit 10.1(e) to the registrant’s Registration Statement on Form S-1, filed on September 5, 2007 (File No. 333-145880)

10.1(f)*	Amendment No. 6 to the Rubicon Technology, Inc. 2001 Equity Plan, dated as of November 30, 2005	Filed as Exhibit 10.1(f) to the registrant’s Registration Statement on Form S-1, filed on September 5, 2007 (File No. 333-145880)

10.1(g)*	Amendment No. 7 to the Rubicon Technology, Inc. 2001 Equity Plan, dated as of July 26, 2006	Filed as Exhibit 10.1(g) to the registrant’s Registration Statement on Form S-1, filed on September 5, 2007 (File No. 333-145880)

10.1(h)*	Rubicon Technology, Inc. 2001 Equity Plan Form of Notice of Stock Option Grant and Stock Option Agreement	Filed as Exhibit 10.1(h) to the registrant’s Registration Statement on Form S-1, filed on September 5, 2007 (File No. 333-145880)

10.2*	Rubicon Technology, Inc. 2007 Stock Incentive Plan, as amended and restated, effective March 23, 2011	Filed as Exhibit 10.2 to the registrant’s Annual Report on Form 10-K, filed on March 13, 2014 (File No. 1-33834)

Exhibit No.	Description	Incorporation by Reference

10.3*	Form of Indemnification Agreement for Directors and Officers	Filed as Exhibit 10.11 to the registrant’s Registration Statement on Form S-1, filed on September 5, 2007 (File No. 333-145880)

10.4*	Form of Indemnification Agreement for Directors and Executive Officers	Filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, filed on May 8, 2015 (File No. 1-33834)

10.5*	Separation and General Release Agreement by and between Rubicon Technology, Inc. and Raja M. Parvez, dated as of September 17, 2014	Filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, filed on November 7, 2014 (File No. 1-33834)

10.6*	Executive Employment Agreement by and between Rubicon Technology, Inc. and William F. Weissman, dated as of February 18, 2015	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on February 19, 2015 (File No. 1-33834)

10.7*	First Amendment to Executive Employment Agreement by and between Rubicon Technology, Inc. and William F. Weissman, dated as of December 1, 2015	Filed as Exhibit 10.1 to the registrant’s Current Report on 8-K, filed on December 4, 2015 (File No. 1-33834)

10.8*	Executive Employment Agreement by and between Rubicon Technology, Inc. and Mardel A. Graffy, dated as of February 18, 2015	Filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed on February 19, 2015 (File No. 1-33834)

10.9*	Letter of Appointment by and between Rubicon Sapphire Technology (Malaysia) Sdn. Bhd and Hany Tamim, dated as of October 31, 2015	Filed as Exhibit 10.1 to the registrant’s Current Report on 8-K/A, filed on November 5, 2015 (File No. 1-33834)

10.10	Commercial Lease by and between Rubicon Technology, Inc. and Bartmanns, Perales & Dolter, LLC, dated as of December 23, 2004	Filed as Exhibit 10.12(a) to the registrant’s Registration Statement on Form S-1, filed on September 5, 2007 (File No. 333-145880)

10.11	Amendment to Commercial Lease by and between Rubicon Technology, Inc. and Bartmanns, Perales & Dolter, LLC, dated as of May 6, 2005	Filed as Exhibit 10.12 to the registrant’s Registration Statement on Form S-1, filed on September 5, 2007 (File No. 333-145880)

10.12	Second Amendment to Commercial Lease by and between Rubicon Technology, Inc. and Bartmanns, Perales & Dolter, LLC, dated as of December 23, 2014	Filed as Exhibit 10.11 to the registrant’s Annual Report on Form 10-K, filed on March 13, 2015 (File No. 1-33834)

10.13	Industrial Building Lease by and between Rubicon Technology, Inc. and Phillip J. Latoria, Jr., dated as of July 18, 2007	Filed as Exhibit 10.14 to the registrant’s Registration Statement on Form S-1, filed on September 5, 2007 (File No. 333-145880)

10.14	Second Amendment to Industrial Building Lease by and between Rubicon Technology, Inc. and Phillip J. Latoria, Jr., dated as of July 17, 2014	Filed as Exhibit 10.13 to the registrant’s Annual Report on Form 10-K, filed on March 13, 2015 (File No. 1-33834)

10.15	Loan and Security Agreement by and between Rubicon Technology, Inc. and Silicon Valley Bank, dated as of January 2, 2013	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K , filed on January 3, 2013 (File No. 1-33834)

10.16	First Amendment Agreement by and between Rubicon Technology, Inc. and Silicon Valley Bank, dated as of August 6, 2015	Filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2015 (File No. 1-33834)

21.1**	Subsidiaries of the Company

23.1**	Consent of Independent Registered Public Accounting Firm

24.1**	Power of Attorney

Exhibit No.	Description	Incorporation by Reference

31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3***	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4***	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement of the Company.
**	Previously submitted with the Original Form 10-K.
***	Submitted with this Amendment No. 1.