Form 10-Q
period 2016-03-31
Rubicon Technology, Inc.
filed 2016-05-10
CIK 1410172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2016

or

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

As of May 6, 2016 the Registrant had 26,722,958 shares of common stock, par value $0.001 per share, outstanding.

RUBICON TECHNOLOGY, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2016

PART I FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

Rubicon Technology, Inc.

Consolidated balance sheets

	March 31, 2016	December 31, 2015
	(unaudited) (in thousands, other than share data)
Assets
Cash and cash equivalents	$21,290	$21,216
Restricted cash	186	170
Short-term investments	3,115	8,895
Accounts receivable, net	1,938	1,738
Inventories	20,853	21,333
Other inventory supplies	5,502	5,717
Prepaid expenses and other current assets	806	1,188

Total current assets	53,690	60,257
Property and equipment, net	56,476	57,569
Other assets	1,171	1,416

Total assets	$111,337	$119,242

Liabilities and stockholders’ equity
Accounts payable	$3,474	$3,256
Accrued payroll	236	164
Accrued and other current liabilities	336	1,328
Corporate income and franchise taxes	59	207
Accrued real estate taxes	296	238
Short-term loan payable	1,500	1,500
Advance payments	16	9

Total current liabilities	5,917	6,702
Deferred tax liability	395	554

Total liabilities	6,312	7,256

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 undesignated shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized and 28,497,802 and 28,007,811 shares issued; 26,722,958 and 26,232,967 shares outstanding	29	28
Additional paid-in capital	373,933	373,565
Treasury stock, at cost, 1,774,844 shares	(12,148)	(12,148)
Accumulated other comprehensive loss	(30)	(33)
Accumulated deficit	(256,759)	(249,426)

Total stockholders’ equity	105,025	111,986

Total liabilities and stockholders’ equity	$111,337	$119,242

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of operations

	Three months ended March 31,
	2015	2015
	(unaudited) (in thousands, other than share and per share data)
Revenue	$4,287	$8,910
Cost of goods sold	9,706	14,019

Gross loss	(5,419)	(5,109)
Operating expenses:
General and administrative	1,767	2,068
Sales and marketing	391	338
Research and development	579	433

Loss from operations	(8,156)	(7,948)

Other income (expense):
Interest income	24	16
Interest expense	(35)	(23)
Realized gain (loss) on foreign currency translation	683	(357)

Total other income (expense)	672	(364)

Loss before income taxes	(7,484)	(8,312)
Income tax benefit (expense)	151	(36)

Net loss	$(7,333)	$(8,348)

Net loss per common share
Basic	$(0.28)	$(0.32)

Diluted	$(0.28)	$(0.32)

Weighted average common shares outstanding used in computing net loss per common share basic and diluted	26,226,614	26,129,276

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of comprehensive loss

	Three months ended March 31,
	2016	2015
	(unaudited) (in thousands)
Net loss	$(7,333)	$(8,348)
Other comprehensive income (loss):
Unrealized gain on investments, net of tax	5	6
Unrealized loss on currency translation	(2)	—

Other comprehensive income	3	6

Comprehensive loss	$(7,330)	$(8,342)

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of cash flows

	Three months ended March 31,
	2016	2015
	(unaudited) (in thousands)
Cash flows from operating activities
Net loss	$(7,333)	$(8,348)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,642	3,317
Stock-based compensation	370	334
Deferred taxes	(159)	29
Changes in operating assets and liabilities:
Accounts receivable	(199)	770
Inventories	1,219	647
Other inventory supplies	328	100
Prepaid expenses and other assets	647	332
Accounts payable	123	(1,050)
Accrued payroll	64	(258)
Corporate income and franchise taxes	(148)	(189)
Advanced payments	7	(4)
Accrued and other current liabilities	(948)	313

Net cash used in operating activities	(4,387)	(4,007)

Cash flows from investing activities
Purchases of property and equipment	(549)	(234)
Purchases of investments	—	(307)
Proceeds from sale of investments	5,785	5,000

Net cash provided by investing activities	5,236	4,459

Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(1)	(8)
Restricted cash	(16)	4

Net cash used in financing activities	(17)	(4)

Net effect of currency translation	(758)	326
Net increase in cash and cash equivalents	74	774
Cash and cash equivalents, beginning of period	21,216	24,353

Cash and cash equivalents, end of period	$21,290	$25,127

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

1. BASIS OF PRESENTATION

Interim financial data

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements and should be read in conjunction with Rubicon Technology, Inc.’s (the “Company”) annual report filed on Form 10-K as amended for the fiscal year ended December 31, 2015. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Consolidated operating results for the three month period ended March 31, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016.

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

Foreign currency translation and transactions

Rubicon Worldwide LLC, Rubicon Technology Hong Kong Limited and Rubicon Technology Korea Yuhan Hosea’s assets and liabilities are translated into U.S. dollars at exchange rates existing at the respective balance sheet dates and capital accounts at historical exchange rates. The results of operations are translated into U.S. dollars at the average exchange rates during the respective periods. Translation adjustments resulting from fluctuations in exchange rates for Rubicon Worldwide LLC, Rubicon Technology Hong Kong Limited and Rubicon Technology Korea Yuhan Hosea are recorded as a separate component of accumulated other comprehensive income (loss) within stockholders’ equity.

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

Investments

The Company invests available cash primarily in investment grade commercial paper, corporate notes, FDIC guaranteed certificates of deposit, common stock, and government securities. Investments classified as available-for-sale securities are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive loss. Investments in trading securities are reported at fair value, with both realized and unrealized gains and losses recorded in other income (expense), in the Consolidated Statement of Operations. Investments in which the Company has the ability and intent, if necessary, to liquidate in order to support its current operations, are classified as short-term.

The Company reviews its available-for-sale securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. The Company considers various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, its ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When the Company concludes that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Consolidated Statement of Operations. As of March 31, 2016, no impairment was recorded.

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

	March 31, 2016	December 31, 2015
	(in thousands)
Beginning balance	$389	$140
Charges to costs and expenses	(54)	235
Accounts charged off, less recoveries	—	14

Ending balance	$335	$389

Inventories

Inventories are valued at the lower of cost or market. Raw materials cost is determined using the first-in, first-out method, and work-in-process and finished goods costs are determined on a weighted-average cost basis which includes materials, labor and overhead. The Company reduces the carrying value of its inventories for differences between the cost and the estimated net realizable value, taking into account usage, expected demand, technological obsolescence and other information. At times in 2016 and 2015, the Company accepted sales orders for core and wafer products at prices lower than cost. Based on these sales prices, the Company recorded for the three months ended March 31, 2016 and 2015, a lower of cost or market adjustment which reduced inventory and increased cost of goods sold by $544,000 and $252,000, respectively. Inventories are composed of the following:

	March 31, 2016	December 31, 2015
	(in thousands)
Raw materials	$6,943	$7,346
Work in progress	10,745	9,920
Finished goods	3,165	4,067

	$20,853	$21,333

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

Property and equipment

Property and equipment consisted of the following:

	March 31, 2016	December 31, 2015
	(in thousands)
Land and land improvements	$4,133	$4,133
Buildings	26,103	26,097
Machinery, equipment and tooling	50,969	50,364
Leasehold improvements	7,141	7,141
Furniture and fixtures	816	816
Information systems	1,121	1,105
Construction in progress	1,249	1,327

Total cost	91,532	90,983
Accumulated depreciation and amortization	(35,056)	(33,414)

Property and equipment, net	$56,476	$57,569

Long-Lived assets

The Company reviews property and equipment for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. If such events or changes in circumstances occur, the Company will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the assets are less than the carrying value of the related asset. The impairment loss would adjust the asset to its fair value.

In evaluating the recoverability of long-lived assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of such assets. If the fair value estimates or related assumptions change in the future, the Company may be required to record impairment charges related to property and equipment. Asset recoverability is first measured by comparing the assets’ carrying amount to their expected future undiscounted net cash flows to determine if the assets are impaired. If such assets are considered to be impaired, the impairment recognized is measured based on the amount by which the carrying amount of the assets exceeds the fair value.

In response to the Company’s current period operating losses combined with our history of continuing operating losses, the Company evaluates the recoverability of certain property and equipment. In the third quarter of 2015, the overall outlook for the sapphire market continued to be volatile as industry analysts reported significant worldwide over capacity and pricing of sapphire products reached historical lows. Based on the Company’s quarterly assessment using the most recent projections, impairment to these assets was indicated as of September 30, 2015, as the recoverable amount of undiscounted cash flows did not exceed the carrying amount of these assets and the Company recorded an asset impairment charge on machinery, equipment and facilities. At March 31, 2016, the Company reviewed the current fair market value and concluded no additional adjustments were needed. The Company will continue to assess our long-lived assets to ensure the carrying amount of these assets is still appropriate given any changes in the marketplace and other factors used in determining the current fair market value.

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

Government Contracts

The Company recognizes research and development revenue in the period during which the related costs are incurred over the contractually defined period. In July 2012, the Company signed a contract with the Air Force Research Laboratory to produce large-area sapphire windows on a cost plus fixed fee basis. The Company records research and development revenue on a gross basis as costs are incurred plus a portion of the fixed fee. For the three months ended March 31, 2016 and 2015, $97,000 and $141,000 of revenue was recognized, respectively. To date, the Company has recorded $4.1 million in revenue and the total value of the contract is $4.7 million.

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

Diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2016 and 2015 because the effects of potentially dilutive securities are anti-dilutive.

As of March 31, 2016, diluted shares outstanding were the same as basic shares outstanding as the exercise price of outstanding stock options exceeded the weighted-average trading share price and there were no outstanding warrants.

At March 31, 2015, the Company had the following anti-dilutive securities outstanding which were excluded from the calculation of diluted net loss per share:

2015
Warrants	38,219
Stock options	21,952

60,171

Other comprehensive loss

Comprehensive loss is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive loss includes net earnings (loss) and other non-owner changes in equity that bypass the statement of operations and are reported in a separate component of equity. For the three months ended March 31, 2016 and 2015, other comprehensive loss included the unrealized loss on investments and foreign currency translation adjustments.

The following table summarizes the components of comprehensive loss:

	March 31, 2016	December 31, 2015
	(in thousands)
Unrealized loss on investments	$(12)	$(17)
Unrealized loss on currency translation	(18)	(16)

Ending Balance	$(30)	$(33)

Recent accounting pronouncement

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers, which supersedes most of the current revenue recognition requirements. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017 (early adoption is not permitted). The guidance permits the use of either a retrospective or cumulative effect transition method. The adoption of ASU 2014-09 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11 (“ASU 2015-11”), Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendments in this ASU require an entity to measure in-scope inventory at the lower of cost and net realizable value, further clarifying consideration for net realizable value as estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. This ASU more closely aligns the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). For public business entities, ASU 2015-11 is effective for annual periods and interim periods beginning after December 15, 2016. The amendment in this ASU is prospectively applied with earlier adoption permitted. The Company is evaluating this guidance and does not believe the adoption will significantly impact the presentation of its financial condition, results of operations and disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases (Topic 842) which modifies the lease recognition requirements and requires entities to recognize the assets and liabilities arising from leases on the balance sheet. ASU 2016-02 requires entities to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is evaluating the impact, if any, of adopting ASU 2016-02 on its financial statements.

In March 2016, FASB issued ASU No. 2016-09 (“ASU 2016-09”), Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting which modifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. The Company is evaluating the impact, if any, of adopting ASU 2016-09 on its financial statements.

3. SEGMENT INFORMATION

The Company evaluates operations as one reportable segment, as it only reports profit and loss information on an aggregate basis to its chief operating decision maker.

Revenue is attributed by geographic region based on ship-to location of the Company’s customers. The following table summarizes revenue by geographic region:

	Three months ended March 31,
	2016	2015
	(in thousands)
Germany	$1,538	$510
United States	1,111	1,523
Korea	422	725
Australia	412	215
Taiwan	383	1,701
China	2	3,351
Other	419	885

Revenue	$4,287	$8,910

The following table summarizes revenue by product type:

	Three months ended March 31,
	2016	2015
	(in thousands)
Core	$441	$5,109
Wafer	2,345	1,891
Optical	1,404	1,769
Research & Development	97	141

Revenue	$4,287	$8,910

The following table summarizes assets by geographic region:

	March 31, 2016	December 31, 2015
	(in thousands)
United States	$82,145	$88,916
Malaysia	29,146	30,276
Other	46	50

Total Assets	$111,337	$119,242

4. INVESTMENTS

The Company invests available cash primarily in investment grade commercial paper, corporate notes, FDIC guaranteed certificates of deposits, common stock, and government securities. The Company’s short-term investments balance of $3.1 million as of March 31, 2016, is comprised of corporate notes and bonds of $1.9 million and FDIC guaranteed certificates of deposit of $1.2 million. The Company’s investments are classified as available-for-sale securities and are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive loss.

The following table presents the amortized cost and gross unrealized gains and losses on all securities at March 31, 2016:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term Investments:
FDIC Guaranteed certificates of deposit	$1,200	$—	$—	$1,200
Corporate notes/bonds	1,915	—	—	1,915

Total short-term investments	$3,115	$—	$—	$3,115

The following table presents the amortized cost and gross unrealized gains and losses on all securities at December 31, 2015:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term Investments:
FDIC Guaranteed certificates of deposit	$1,920	$—	$—	$1,920
Corporate Notes/Bonds	6,980	—	5	6,975

Total short-term investments	$8,900	$—	$5	$8,895

The Company values its investments at fair value, defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard below describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value.

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

The Company’s fixed income available-for-sale securities consist of high quality, investment grade commercial paper, corporate notes, FDIC guaranteed certificates of deposit, common stock, and government securities. The Company values these securities based on pricing from pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. The valuation techniques used to measure the fair value of the Company’s financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2016:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash Equivalents:
Money market funds	$16,505	$—	$—	$16,505
Investments:
Available-for-sales securities—current
FDIC Guaranteed certificates of deposit	—	1,200	—	1,200
Corporate notes/bonds	—	1,915	—	1,915

Total	$16,505	$3,115	$—	$19,620

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash Equivalents:
Money market funds	$17,702	$—	$—	$17,702
Investments:
Available-for-sales securities—current:
FDIC Guaranteed certificates of deposit	—	1,920	—	1,920
Corporate notes/bonds	—	6,975	—	6,975

Total	$17,702	$8,895	$—	$26,597

In addition to the debt securities noted above, the Company had approximately $4.8 million and $3.5 million of time deposits included in cash and cash equivalents as of March 31, 2016 and December 31, 2015, respectively.

5. SIGNIFICANT CUSTOMERS

For the three months ended March 31, 2016, the Company had one customer individually that accounted for approximately 35% of revenue. For the three months ended March 31, 2015, the Company had one customer individually that accounted for approximately 29% of revenue.

Customers individually representing more than 10% of trade receivables accounted for approximately 51% and 57% of accounts receivable as of March 31, 2016 and December 31, 2015, respectively. The Company grants credit to customers based on an evaluation of their financial condition. Losses from credit sales are provided for in the financial statements.

6. STOCKHOLDERS’ EQUITY

Common Stock

As of March 31, 2016, the Company had reserved 3,183,945 shares of common stock for issuance upon the exercise of outstanding common stock options and vesting of restricted stock units. Also, 361,733 shares of the Company’s common stock were reserved for future grants of stock options and restricted stock units (or other similar equity instruments) under the Company’s 2007 Stock Incentive Plan (the “2007 Plan”) as of March 31, 2016.

Warrants

For the three months ended March 31, 2016, 24,380 warrants expired and the Company has no common stock warrants outstanding.

7. STOCK INCENTIVE PLANS

The Company sponsored a stock option plan, the Rubicon Technology Inc. 2001 Equity Plan as amended (the “2001 Plan”), which allowed for the granting of incentive and nonqualified stock options for the purchase of common stock. The maximum number of shares that may be awarded or sold under the 2001 Plan was 1,449,667 shares. Each option entitles the holder to purchase one share of common stock at the specified option exercise price. The exercise price of each incentive stock option granted must not be less than the fair market value on the grant date. At the discretion of management and with the approval of the Board of Directors, the Company granted options under the 2001 Plan. Management and the Board of Directors determined vesting periods and expiration dates at the time of the grant. On August 2, 2011, the plan expired.

In August 2007, the Company adopted the Rubicon Technology Inc. 2007 Stock Incentive Plan as amended and restated effective March 23, 2011 (the “2007 Plan”), which allows for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and bonus shares. The Board of Directors has appointed the Board’s Compensation Committee to administer the plan. The Compensation Committee determines the type of award to be granted, the fair market value, the number of shares covered by the award, and the time when the award vests and may be exercised.

The Company uses the Black-Scholes option pricing model to value stock options issued after January 1, 2006. For options granted in 2016, the Company uses five year historical data to determine its volatility assumptions and expected term. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The forfeiture rate is based on past history of forfeited options. The expense is being allocated using the straight-line method. For the three months ended March 31, 2016 and 2015, the Company recorded $161,000 and $200,000, respectively, of stock option compensation expense. As of March 31, 2016, the Company had $1.2 million of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s stock-based plans that it expects to recognize over a weighted-average period of 2.74 years. The Company accounts for options issued prior to January 1, 2006 under the intrinsic value method.

The following table summarizes the activity of the stock incentive and equity plans as of March 31, 2016 and changes during the three months then ended:

	Shares available for grant	Number of options outstanding	Weighted- average option exercise price	Number of restricted stock and board shares issued	Number of restricted stock units outstanding
At January 1, 2016	732,270	2,851,568	$7.07	201,455	454,021
Granted	(529,498)	42,000	1.11	487,498	—
Exercised/Issued	—	—	—	—	(3,702)
Cancelled/forfeited	158,961	(126,609)	11.26	—	(33,333)

At March 31, 2016	361,733	2,766,959	$6.78	688,953	416,986

The Company’s aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock. Based on the fair market value of the common stock at March 31, 2016 and 2015, there was no intrinsic value for options outstanding. The weighted average fair value per share of options granted for the three months ended March 31, 2016 was $1.11 and the fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model using an expected term of 5.1 years, risk-free interest rate of 1.31%, expected volatility of 65% and no dividend yield. The Company used an expected forfeiture rate of 23.1%.

A summary of the Company’s non-vested options during the three month period ended March 31, 2016 is presented below:

	Options	Weighted- average exercise price
Non-vested at January 1, 2016	1,251,961	$2.23
Granted	42,000	1.11
Vested	(41,500)	5.22
Forfeited	(58,012)	1.74

Non-vested at March 31, 2016	1,194,449	$2.08

For the three months ended March 31, 2016 and 2015, the Company recorded $71,000 and $61,000, respectively, of restricted stock unit (“RSU”) expense. As of March 31, 2016, there was $591,000 of unrecognized compensation cost related to the non-vested RSUs. This cost is expected to be recognized over a weighted-average period of 2.19 years.

A summary of the Company’s restricted stock units is as follows:

	RSUs outstanding	Weighted average price at time of grant	Aggregate intrinsic value
Non-vested restricted stock units as of January 1, 2016	454,021	$1.92
Granted	—	—
Vested	(3,702)	3.94
Cancelled	(33,333)	4.50

Non-vested at March 31, 2016	416,986	$1.70	$304,400

For the three months ended March 31, 2016 and 2015, the Company recorded $138,000 and $73,000, respectively, of stock compensation expense related to restricted stock.

An analysis of restricted stock issued is as follows:

Non-vested restricted stock as of January 1, 2016	15,200
Granted	487,498
Vested	(15,200)

Non-vested restricted stock as of March 31, 2016	487,498

8. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company has entered into agreements for electricity and to purchase equipment and components to construct furnaces. These agreements will result in the Company purchasing electricity, equipment or components for a total cost of approximately $5.2 million with deliveries occurring through 2017.

Litigation

From time to time, the Company experiences routine litigation in the normal course of its business. The management of the Company does not believe any pending litigation, other than as set forth below, will have a material adverse effect on the financial condition or results of operations of the Company.

On April 30, 2015, Firerock Global Opportunity Fund LP filed a complaint in the Northern District of Illinois asserting federal securities claims against the Company, certain officers, its directors and the underwriters in the Company’s March 2014 stock offering. The complaint sought as a remedy either money damages or rescission of the March offering, plus attorneys’ fees. On October 29, 2015, after mediation and subsequent discussions, the parties reached a settlement agreement in principle. On January 27, 2016, the United States District Court for the Northern District of Illinois granted a motion for preliminary approval of the agreement. The settlement agreement includes a release of all defendants, and dismissal of the case against all defendants with prejudice. The Company recorded for the twelve months ended December 31, 2015 an expense of $1.1 million of which $900,000 is the amount the Company contributed to the settlement and paid on February 17, 2016. The remaining costs of the settlement are expected to be covered by insurance.

On November 19, 2015, the Carolyn Piper Smithhisler Living Trust, derivatively on behalf of Rubicon Technology, Inc., filed a complaint in the Eighteenth Judicial Circuit of Illinois against the Company’s Board of Directors and certain senior officers seeking to remedy alleged breaches of fiduciary duties and other violations of the law, failure to implement an effective system of internal controls, and failure to oversee the public statements made by the Company and certain individual defendants. The complaint sought as a remedy to recover damages against the individual defendants for the benefit of the Company and to require the Company to reform and improve its corporate governance and internal procedures plus attorneys’ fees. After extensive discussions, the parties informed the court on May 2, 2016 that they had reached a settlement agreement in principle. The proposed settlement provides for the Company to adopt certain governance changes and to pay certain amounts. The Company’s insurance carriers are expected to cover substantially all of the settlement payments and expenses. The proposed settlement is subject to a court approval process.

9. INCOME TAXES

The Company is subject to income taxes in the U.S. and Malaysia. On a quarterly basis, the Company assesses the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment and multiple factors, both positive and negative, are considered. For the period ended March 31, 2016, a valuation allowance has been included in the 2016 forecasted effective tax rate. The Company is in a cumulative loss position for the past three years, which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. Under the accounting standards objective verifiable evidence is given greater weight than subjective evidence such as the Company’s projections for future growth. Based on an evaluation in accordance with the accounting standards, as of December 31, 2015, a valuation allowance has been recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. At

March 31, 2016 the Company continues to be in a three year cumulative loss position, therefore, until an appropriate level of profitability is attained, the Company expects to maintain a full valuation allowance on its U.S. and Malaysia net deferred tax assets. Any U.S. and Malaysia tax benefits or tax expense recorded on the Company’s Consolidated Statement of Operations will be offset with a corresponding valuation allowance until such time that the Company changes its determination related to the realization of deferred tax assets. In the event that the Company changes its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

The tax provision for the three months ended March 31, 2016 is based on an estimated combined statutory effective tax rate. The Company recorded for the three months ended March 31, 2016 a tax benefit of $151,000 for an effective tax rate of 2.0%. For the three months ended March 31, 2016 the difference between the Company’s effective tax rate and the U.S. federal 35% statutory rate and state 6.2% (net of federal benefit) statutory rate was primarily related to U.S. and Malaysia valuation allowances and Malaysia foreign tax rate differential.

10. CREDIT FACILITY

On January 2, 2013, the Company entered into a three-year term agreement with a bank to provide the Company with a senior secured credit facility of up to $25.0 million. The agreement provides for the Company to borrow up to 80% of eligible accounts receivable and up to 35% of domestically held raw material and finished goods inventory. Advances against inventory are limited to 40% of the aggregate outstanding on the revolving line of credit and $10.0 million in aggregate. The Company has the option to borrow at an interest rate of LIBOR plus 2.75% or the Wall Street Journal prime rate plus 0.50%. If the Company maintains liquidity of $20.0 million or greater with the lending institution, then the borrowing interest rate options are LIBOR plus 2.25% or the Wall Street Journal prime rate. There is an unused revolving line facility fee of 0.375% per annum. The facility is secured by a first priority interest in substantially all of the Company’s personal property, excluding intellectual property. The Company is required to maintain an adjusted quick ratio of 1.40 to 1.00, maintain operating and other deposit accounts with the bank or bank’s affiliates of 25% of the Company’s total worldwide cash, securities and investments, and the Company can pay dividends or repurchase capital stock only with the bank’s consent during the three year term. In August 2015, the Company entered into an amendment agreement with the bank to extend the senior secured facility through January 2, 2018. Under the amended agreement, advances against inventory are limited to the lesser of 45% of the aggregate outstanding principal on the revolving line of credit and $10.0 million and the rate on facility fee on the unused portion of the revolving line was adjusted to 0.50% per annum. All other terms and conditions remain the same. As of March 31, 2016 the Company had borrowed $1.5 million against this facility electing a borrowing rate of LIBOR plus 2.25% and had additional available borrowing capacity of $1.1 million under this facility. The agreement contains a subjective acceleration clause and requires the Company to maintain a lockbox. As a result, the Company has classified the debt as a current liability on its balance sheet. For three months ended March 31, 2016, the Company recorded interest expense of $35,000 which includes $31,000 of interest expense charged on the unused portion of the facility. For three months ended March 31, 2015, the Company did not draw on this facility and the Company recorded $23,000 of interest expense charged on the unused portion of the facility.

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

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Before investing in our common stock, investors should be aware that the occurrence of the risks, uncertainties and events described in the section entitled “Risk Factors” in our Annual Report on Form 10-K as amended, for the year ended December 31, 2015 and elsewhere in this Quarterly Report could have a material adverse effect on our business, results of operations and financial condition.

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

You should read this Quarterly Report, the documents that we reference in this Quarterly Report and have filed with the SEC as exhibits and our Annual Report on Form 10-K as amended, for the year ended December 31, 2015 with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

Unless otherwise indicated, the terms “Rubicon,” the “Company,” “we,” “us,” and “our” refer to Rubicon Technology, Inc. and our consolidated subsidiaries.

OVERVIEW

We are a vertically integrated, advanced materials provider specializing in monocrystalline sapphire for applications in light-emitting diodes (“LEDs”), optical systems and specialty electronic devices. Sapphire is also used as an exterior component in mobile devices, specifically camera lens covers, dual flashes and home buttons on certain newer model smartphones and as the crystal covering the faces of certain smart watches. Sapphire was adopted for use on the home button on certain smartphones because of the scratch resistance and increased touch capacitance it offers, which are important characteristics to ensure the effectiveness of the fingerprint recognition security built into the device. In addition, some consumer electronics original equipment manufacturers (“OEMs”) are using full sapphire faceplates for smartphones, in limited volume. If sapphire smartphone faceplates were widely adopted, this would become the world’s largest application for sapphire. We apply our proprietary crystal growth technology to produce high-quality sapphire products efficiently to supply both high-volume and niche end-markets, and we work closely with our customers to meet their quality and delivery needs.

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

The adoption of sapphire in mobile devices continued to expand with the introduction of new products such as the Apple watch, which has sapphire content, as do at least two other smart watches manufactured by others already in the market. In addition, Kyocera has introduced a new smartphone with a sapphire faceplate and a Chinese smartphone manufacturer has announced plans to do the same. However, the industry expectation was that at least one version of the iPhone 6 introduced in the third quarter of 2014 would have a sapphire faceplate. That did not happen and the subsequent bankruptcy filing by GT Advanced Technologies Inc. (“GTAT”) has raised considerable speculation on how the mobile device segment of the sapphire market will continue to evolve. While we do not know whether Apple has changed its overall strategy around sapphire, mobile device manufacturers continue to expand the use of sapphire in more of their products. In addition, product developers in the consumer electronics and medical device markets are testing sapphire for use in new products. If sapphire is incorporated in these new applications, it could result in significant additional demand for sapphire.

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

We have been focusing our efforts on a newer product offering, patterned sapphire substrates or “PSS”. High-Brightness LED chip manufacturers etch a pattern onto the surface of the sapphire wafer in the early stages of their production process in order to improve light output. We have leveraged our capability in producing larger diameter sapphire wafers to offer pre-patterned, larger diameter (four-inch and six-inch) wafers to the LED market. PSS sales volumes are expected to continue to increase this year.

We recognize research and development revenue in the period during which the related costs and fees are incurred.

Historically, a significant portion of our revenue has been derived from sales to relatively few customers. For the three months ended March 31, 2016, we had one customer that accounted for approximately 35% of our revenue and for the three months ended March 31, 2015, we had one customer that accounted for approximately 29% of our revenue. Other than as discussed above, none of our customers accounted for more than 10% of our revenue for such periods. Although we are continuing to diversify and expand our customer base, we expect our revenue to continue to be concentrated among a small number of customers. We expect that our significant customers may change from period to period.

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

We account for income taxes under the asset and liability method whereby the expected future tax consequences of temporary differences between the book value and the tax basis of assets and liabilities are recognized as deferred tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to be recognized. Our analysis of ownership changes that limit the utilization of our net operating loss (“NOL”) carryforwards as of March 31, 2014, shows no ownership change. We believe that an updated analysis will not likely indicate an ownership change that would limit the utilization of net operating losses and tax credits at March 31, 2016. We are in a cumulative loss position for the past three years, which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. Based on an evaluation in accordance with the accounting standards, as of December 31, 2015, a valuation allowance has been recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. At March 31, 2016, we continue to be in a three year cumulative loss position, therefore, a full valuation allowance was provided and no tax benefit will be recorded until we can conclude that it is more likely than not that our deferred tax assets will be realized.

We anticipate our capital expenditures will be kept to a minimum. We have a commitment to purchase a new tool that will enable us to provide the higher volume samples and pilot-production capacity which are required for customers to fully qualify and commercialize new products which will result in a total capital expenditure of approximately $1.2 million. Our capital expenditures in the three months ended March 31, 2016 were $549,000.

RESULTS OF CONSOLIDATED OPERATIONS THREE MONTHS ENDED March 31, 2016 AND 2015

The following table sets forth our consolidated statements of operations for the periods indicated:

	Three months ended March 31,
	2016	2015
	(in millions)
Revenue	$4.3	$8.9
Cost of goods sold	9.7	14.0

Gross loss	(5.4)	(5.1)

Operating expenses:
General and administrative	1.8	2.1
Sales and marketing	0.4	0.3
Research and development	0.6	0.4

Total operating expenses	2.8	2.8

Loss from operations	(8.2)	(7.9)
Other income (expense)	0.7	(0.4)

Loss before income taxes	(7.5)	(8.3)
Income tax benefit	0.2	—

Net loss	$(7.3)	$(8.3)

The following table sets forth our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Three months ended March 31,
	2016	2015
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	226	157

Gross loss	(126)	(57)

Operating expenses:
General and administrative	42	24
Sales and marketing	9	4
Research and development	14	4

Total operating expenses	65	32

Loss from operations	(191)	(89)
Other income (expense)	17	(4)

Loss before income taxes	(174)	(93)
Income tax benefit	4	—

Net loss	(170)%	(93)%

Revenue. Revenue was $4.3 million and $8.9 million for the three months ended March 31, 2016 and 2015, respectively, a decrease of $4.6 million. We experienced lower revenue from sales of our core products by $4.7 million, of which $4.2 million was attributable to a decrease in volume and $489,000 was attributable to a decrease in price. Demand for our core products was very low in the first quarter 2016 compared to the first quarter 2015, due to decreased demand from the LED market, over capacity in the sapphire industry and excess inventory in the supply chain. We experienced higher revenue of $454,000 from sales of our wafers which was due to higher sales of PSS polished wafers of $1.1 million which was partially offset by a decrease in sales of polished wafers of $603,000. Of the $454,000 increase in wafer revenue, $1.9 million was attributable to higher volume offset by $1.4 million attributable to decreased pricing. We also had decreased revenue of $365,000 from optical products due to a decrease in the sales of sapphire for sensor and instrumentation applications.

We anticipate pricing to remain challenging for at least the next several quarters. We have continued to focus our sales of wafer products on PSS wafers where we believe there is greater margin opportunity. In addition to pursuing our PSS potential, we are working on building our optical business by expanding our product offerings and growing our customer base in order to diversify our product offerings. We operate in an extremely volatile market, so the amount of price or volume change and acceptance of new product offerings is difficult to predict.

Gross loss. Gross loss was $5.4 million and $5.1 million for the three months ended March 31, 2016 and 2015, respectively, an increase in gross loss of $310,000. For the three months ended March 31, 2016 and 2015, we were not operating at capacity due to lower demand, and recorded as an expense $2.3 million and $2.2 million, respectively of costs associated with the under-utilization of equipment and staff. We have accepted sales orders for core and wafer products at prices below cost. As a result, for the three months ended March 31, 2016 and 2015, we recorded a lower of cost or market adjustment which reduced inventory and increased cost of goods sold by $544,000 and $262,000, respectively.

General and administrative expenses. G&A expenses were $1.8 million and $2.1 million for the three months ended March 31, 2016 and 2015, respectively, a decrease of $301,000. The decrease was primarily due to a decrease in investor relations expenses of $126,000, decrease in recruiting costs of $104,000, lower stock compensation expenses of $88,000, decrease in insurance costs of $33,000 and a decrease in travel expenses of $30,000 partially offset by an increase in legal fees of $129,000.

Sales and marketing expenses. Sales and marketing expenses were $391,000 and $338,000 for the three months ended March 31, 2016 and 2015, respectively, an increase of $53,000. The increase in sales and marketing expenses is primarily attributable to an increase in employee compensation costs of $27,000 on higher headcount and an increase in marketing services and samples costs of $19,000.

Research and development expenses. R&D expenses were $579,000 and $433,000 for the three months ended March 31, 2016 and 2015, respectively, an increase of $146,000. The increase is attributable to increased employee compensation costs of $168,000 on increased headcount partially offset by a decrease in project expenses and equipment costs of $33,000.

Other income (expense). Other income was $672,000 for the three months ended March 31, 2016, compared to other expense of $364,000 for the three months ended March 31, 2015, a decrease in other expense of $1.0 million. The decrease was primarily due to a decrease in the realized loss on foreign currency translation of $1.0 million.

Income tax benefit. In accordance with ASC740 “Accounting for Income Taxes” (“ASC740”), we evaluate our deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted. ASC740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. We are in a cumulative loss position for the past three years, which is considered significant negative evidence by the accounting standards that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. The accounting standards attribute greater weight to objective negative evidence than to subjective positive evidence, such as our projections for future growth. Based on this evaluation, as of December 31, 2014, a valuation allowance has been recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. At March 31, 2016 we continue to be in a three year cumulative loss position, therefore, until an appropriate level of profitability is attained, we expect to maintain a valuation allowance on net deferred tax assets related to future U.S. and Malaysia tax benefits and will no longer accrue tax benefits or tax expense on our Consolidated Statement of Operations. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. The tax provision for the three months ended March 31, 2016 is based on an estimated combined statutory effective tax rate. For the three months ended March 31, 2016 the difference between the Company’s effective tax rate of 2.0% and the U.S. federal 35% statutory rate and state 6.2% (net of federal benefit) statutory rate was primarily related to U.S. and Malaysia valuation allowances and Malaysia foreign tax rate differential.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations using a combination of issuances of common stock and cash generated from our operations.

As of March 31, 2016, we had cash and short term investments totaling $24.4 million, including cash of $4.8 million held in deposits at major banks, $16.5 million invested in money market funds and $3.1 million invested in corporate notes and bonds and FDIC guaranteed certificates of deposits.

Cash flows from operating activities

The following table represents the major components of our cash flows from operating activities for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
	(in millions)
Net loss	$(7.3)	$(8.3)
Non-cash items:
Depreciation and amortization	1.6	3.3
Stock based compensation and other, net	0.4	0.3
Deferred taxes	(0.2)	—

Total non-cash items:	1.8	3.6

Working capital:
Accounts receivable	(0.2)	0.8
Inventories	1.5	0.7
Prepaid expenses and other assets	0.7	0.4
Accounts payable	0.1	(1.1)
Other accruals	(1.0)	(0.1)

Total working capital items:	1.1	0.7

Net cash used in operating activities	$(4.4)	$(4.0)

Cash used in operating activities was $4.4 million for the three months ended March 31, 2016. During such period, we generated a net loss of $7.3 million, including non-cash items of $1.8 million, and an increase in cash from net working capital of $1.1 million. The net working capital increase was driven by a decrease in inventory of $1.5 million primarily related to a decrease in raw materials, and a decrease in other prepaid expenses of $661,000 primarily related to a decrease in prepaid furnace components. This increase was partially offset by an increase in accounts receivable of $199,000 on increased revenue and timing of customer payments and a decrease in other accruals of $1.0 million due to payment of a litigation settlement of $900,000 and timing of other payments.

Cash used in operating activities was $4.0 million for the three months ended March 31, 2015. During such period, we generated a net loss of $8.3 million, including non-cash items of $3.6 million, and an increase in cash from net working capital of $700,000. The net working capital increase was driven by a decrease in accounts receivable of $770,000 on timing of customer payments, a decrease in inventory of $647,000 primarily related to a decrease in raw materials, and a decrease in other prepaid expenses of $432,000 primarily related to a decrease in prepaid furnace components. These increases were partially offset by a decrease in accounts payable of $1.1 million due to timing of payments.

Cash flows from investing activities

The following table represents the major components of our cash flows from investing activities for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
	(in millions)
Purchases of property and equipment:
Machinery & equipment for coating process	$(0.6)	$—
Polishing platform and PSS machinery and equipment	—	(0.2)

Total purchases of property and equipment:	(0.6)	(0.2)

Purchases of investments	—	(0.3)
Proceeds from sales of investments	5.8	5.0

Net cash provided by investing activities	$5.2	$4.5

Net cash provided by investing activities was $5.2 million for the three months ended March 31, 2016. During the three months ended March 31, 2016, we used approximately $549,000 for the purchase of equipment for our new coating process, and used proceeds from the sale of investments of $5.8 million to fund operations.

Net cash provided by investing activities was $4.5 million for the three months ended March 31, 2015. During the three months ended March 31, 2015, we used approximately $234,000 for the purchase of equipment, and used proceeds from the sale of investments of $5.0 million to fund operations, partially offset by purchases of investments of $307,000.

We anticipate our capital expenditures will be kept to a minimum. We have a commitment to purchase a new tool that will enable us to provide the higher volume samples and pilot-production capacity which are required for customers to fully qualify and commercialize new products which will result in a total capital expenditure of approximately $1.2 million. Our capital expenditures in the three months ended March 31, 2016 were $549,000.

Cash flows from financing activities

Net cash used in financing activities was $17,000 and $4,000 for the three months ended March 31, 2016 and 2015, respectively. Net cash used in financing activities for the three months ended March 31, 2016 was primarily from cash used to increase restricted cash requirements. Net cash used in financing activities for the three months ended March 31, 2015 was primarily from cash used to settle net exercise stock based compensation.

Future liquidity requirements

We believe that our existing cash, cash equivalents, investments, anticipated cash flows from operating activities and secured credit facility will be sufficient to meet our anticipated cash needs for at least the next twelve months. However, if we are not able to reduce our use of cash in the next twelve months, we may not have enough funds available to continue operating at our current level in future periods. Our cash needs include cash required to fund our operations, and the capital needed to fund any future expansion in the U.S. and Asia and investments in new product development. If the assumptions underlying our business plan regarding future revenues and expenses change, or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or convertible debt securities. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. Our stock price has traded below $1.00 per share and on April 19, 2016, we received notice from the Listing Qualifications Department of NASDAQ indicating that we are not in compliance with NASDAQ’s minimum bid price requirement of $1.00 per share, because the closing bid price for our stock was below $1.00 for 30 consecutive business days. We have a grace period of 180 calendar days, or until October 17, 2016, to regain compliance with the minimum closing bid price requirement for continued listing and we may be eligible for an additional 180 calendar days grace period if we elect to, and qualify for, the transfer of our common stock to the NASDAQ Capital Market. In order to regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days. In the event we do not regain compliance within the applicable grace period(s), our common stock will be subject to delisting by NASDAQ. If our common stock were to be delisted, this would significantly impact our ability to raise funds through the issuance of equity. If we obtain additional debt financing or draw further on our credit facility, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. If we are unable to obtain financing, we may be unable to successfully execute our business plan.

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

Inventory valuation

We value our inventory at the lower of cost or market. Market is determined based on net realizable value. Costs for raw materials are based on actual costs on a first-in, first-out basis and costs for work in process and finished goods are based on a weighted average cost basis. We establish inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based on customer required specifications. We evaluate the ability to realize the value of our inventory based on a combination of factors, including forecasted sales, estimated current and future market value and changes in customers’ product specifications. For the three months ended March 31, 2016, we accepted sales orders for core and wafer products at prices lower than our cost. Based on these sales prices, we recorded for the three months ended March 31, 2016 an adjustment which decreased inventory and increased costs of goods sold by $544,000. We expect pricing to remain challenging for at least the next few quarters. Our method of estimating excess and obsolete inventory has remained consistent for all periods presented. However, if our recognition of excess or obsolete inventory is, or if our estimates of our inventory’s potential utility become, less favorable than currently expected, additional inventory reserves may be required. We determine our normal operating capacity and record as an expense costs attributable to lower utilization of equipment and staff. For the three months ended March 31, 2016 and 2015, we determined that we were not operating at capacity and recorded costs associated with lower utilization of equipment and staff of $2.5 million and $2.2 million, respectively. The sapphire market continues to be challenging as a result of over-supply in the market. It is likely we will incur additional adjustments for lower utilization of our equipment and staff in 2016.

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

We review our available-for-sale securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When we conclude that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Consolidated Statement of Operations. As of March 31, 2016, no impairment was recorded.

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

In response to our current period operating losses combined with our history of continuing operating losses, we evaluated the recoverability of certain property and equipment. In the third quarter of 2015, the overall outlook for the sapphire market continued to be volatile as industry analysts reported significant worldwide over capacity and pricing of sapphire products reached historical lows. Based on our quarterly assessment using the most recent projections, impairment to these assets was indicated as of September 30, 2015, as the recoverable amount of undiscounted cash flows did not exceed the carrying amount of these assets and we recorded an asset impairment charge on machinery, equipment and facilities. At March 31, 2016, we reviewed the current fair market value and concluded no additional adjustments were needed. We will continue to assess our long-lived assets to ensure the carrying amount of these assets is still appropriate given any changes in the marketplace and other factors used in determining the current fair market value.

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

The expected term represents the weighted-average period that our stock options are expected to be outstanding and is based upon five years historical data. We estimate the volatility of our common stock based on a five year historical stock price. We base the risk-free interest rate that we use in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and, therefore, use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The current forfeiture rate of 23.1% was based on our past history of forfeitures.

We allocate stock based compensation costs using a straight-line method which amortizes the fair value of each option on a straight-line basis over the service period. Based on the variables affecting the valuation of our common stock and the method used for allocating compensation costs, we recognized $370,000 in stock compensation expense during the three months ended March 31, 2016.

All option grants made during the three months ended March 31, 2016 and 2015 were granted at an exercise price per share equal to the closing market price of our common stock on the day before the date of grant. Therefore, there is no intrinsic value because the exercise price per share of each option was equal to the fair value of the common stock on the date of grant.

Based on the fair market value of the common stock at March 31, 2016, there is no aggregate intrinsic value of all stock options exercisable or outstanding.

Income tax valuation allowance

Evaluating the need for and amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all the positive and negative evidence available to determine whether all or some portion of the deferred tax assets will not be realized. A valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50%) that they will not be realized. In general, “realization” refers to the incremental benefit achieved through the reduction in future taxes payable or an increase in future taxes refundable from the deferred tax assets, assuming that the underlying deductible differences and carryforwards are the last items to enter into the determination of future taxable income. In determining our valuation allowance, we consider the source of taxable income including taxable income in prior carryback years, future reversals of existing temporary differences, the required use of tax planning strategies, and future taxable income exclusive of reversing temporary differences and carryforwards. We are in a cumulative loss position for the past three years, which is considered significant negative evidence by the accounting standards that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. Under the accounting standards objective verifiable evidence is given greater weight than subjective evidence, such as our projections for future growth. Based on an evaluation in accordance with the accounting standards, as of December 31, 2015, a valuation allowance has been recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. At March 31, 2016 we continue to be in a three year cumulative loss position, therefore until an appropriate level of profitability is attained, we expect to maintain a full valuation allowance on our U.S. and Malaysia net deferred tax assets.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers, which supersedes most of the current revenue recognition requirements. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017 (early adoption is not permitted). The guidance permits the use of either a retrospective or cumulative effect transition method. The adoption of ASU 2014-09 is not expected to have a material impact on our consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11 (“ASU 2015-11”), Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendments in this ASU require an entity to measure in-scope inventory at the lower of cost and net realizable value, further clarifying consideration for net realizable value as estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. This ASU more closely aligns the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). For public business entities, ASU 2015-11 is effective for annual periods and interim periods beginning after December 15, 2016. The amendment in this ASU is prospectively applied with earlier adoption permitted. We are evaluating this guidance and do not believe the adoption will significantly impact the presentation of our financial condition, results of operations and disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases (Topic 842) which modifies the lease recognition requirements and requires entities to recognize the assets and liabilities arising from leases on the balance sheet. ASU 2016-02 requires entities to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted. We are evaluating the impact, if any, of adopting ASU 2016-02 on our financial statements.

In March 2016, FASB issued ASU No. 2016-09 (“ASU 2016-09”), Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting which modifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. We are evaluating the impact, if any, of adopting ASU 2016-09 on our financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For the three months ended March 31, 2016, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K as amended for the fiscal year ended December 31, 2015.

ITEM 4.	CONTROLS AND PROCEDURES

Management’s evaluation of disclosure controls and procedures

Based on evaluations at March 31, 2016, our chief executive officer and chief financial officer (together, our “certifying officers”), with the participation of the management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting

Our certifying officers have concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 19, 2015, the Carolyn Piper Smithhisler Living Trust, derivatively on behalf of Rubicon Technology Inc., filed a complaint in the Eighteenth Judicial Circuit of Illinois against the Company’s Board of Directors and certain senior officers seeking to remedy alleged breaches of fiduciary duties and other violations of the law, failure to implement an effective system of internal controls, and failure to oversee the public statements made by the Company and certain individual defendants. The complaint sought as a remedy to recover damages against the individual defendants for the benefit of the Company and to require the Company to reform and improve its corporate governance and internal procedures plus attorneys’ fees. After extensive discussions, the parties informed the court on May 2, 2016 that they had reached a settlement agreement in principle. The proposed settlement provides for the Company to adopt certain governance changes and to pay certain amounts. The Company’s insurance carriers are expected to cover substantially all of the settlement payments and expenses. The proposed settlement is subject to a court approval process.

ITEM 1A.	RISK FACTORS

Our business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond our control. We have identified a number of these risk factors in our Annual Report on Form 10-K as amended for the year ended December 31, 2015, which factors should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in our Annual Report on Form 10-K as amended for the year ended December 31, 2015 other than as set forth below.

Our common stock could be delisted from NASDAQ if the closing bid price remains below $1.00 per share.

Our common stock is listed on The NASDAQ Global Market. The NASDAQ Stock Market LLC (“NASDAQ”) provides various continued listing requirements that a company must meet in order for its stock to continue trading on The NASDAQ Global Market. Among these requirements is the requirement that the Company’s stock trades at a minimum bid price of $1.00 per share. On April 19, 2016, we received notice from the Listing Qualifications Department of NASDAQ indicating that we no longer comply with the minimum bid price requirement because the closing bid price for our stock was below $1.00 for 30 consecutive business days. In accordance with the NASDAQ listing rules, we have a grace period of 180 calendar days, or until October 17, 2016, to regain compliance with the minimum bid price requirement. In order to regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days. NASDAQ may, in its discretion, require our common stock to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days, but generally no more than 20 consecutive business days, before determining that the Company has demonstrated an ability to maintain long-term compliance. After October 17, 2016, the end of the grace period, if we have not regained compliance with the minimum bid price requirement, we may be eligible for an additional 180 calendar days grace period if we elect to, and qualify for, the transfer of the listing of our common stock to the NASDAQ Capital Market. If we fail to qualify for the second grace period or fail to regain compliance during the second grace period, our common stock will be subject to delisting by NASDAQ. There is no assurance that we will be eligible for an additional grace period or that our common stock will not be delisted. If our common stock is delisted, additional sales practice requirements would be imposed on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock. This would significantly affect the ability of investors to trade our securities and would significantly negatively affect the value and liquidity of our common stock. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our common stock. Also, if we seek to implement a reverse stock split in order to remain listed on NASDAQ, the announcement and/or implementation of a reverse stock split could significantly negatively affect the price of our common stock.

ITEM 5.	OTHER INFORMATION

On May 6, 2016, our Board of Directors adopted the Second Amended & Restated Bylaws of the Company (the “Bylaws”). The Bylaws were effective immediately and included, among other things, the following changes:

•	Specifying the powers of the chairman of the stockholder meeting; and

•	Establishing the Court of Chancery of the State of Delaware as the exclusive forum for certain actions and proceedings.

The foregoing summary of the Bylaws does not purport to be complete and is subject to, and qualified in its entirety by, reference to the full text of the Bylaws, which are filed as Exhibit 3.3 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

ITEM 6.	EXHIBITS

The exhibits filed or incorporated by reference as a part of this report are listed in the Exhibit Index which appears following the signature page to this Quarterly Report on Form 10-Q and is incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rubicon Technology, Inc.

Date: May 10, 2016	By:	/s/ William F. Weissman
William F. Weissman
President and Chief Executive Officer

Date: May 10, 2016	By:	/s/ Mardel A. Graffy
Mardel A. Graffy
Chief Financial Officer

EXHIBIT INDEX

The Exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Incorporation by Reference

3.1	Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to the registrant’s Registration Statement on Form S-1/A, filed on November 1, 2007 (File No. 333-145880)

3.2	Amendment No. 1 to Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 29, 2011 (File No. 1-33834)

3.3	Second Amended and Restated Bylaws of Rubicon Technology, Inc.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

**	Filed electronically with this Quarterly Report on Form 10-Q