Form 10-Q
period 2016-06-30
Rubicon Technology, Inc.
filed 2016-08-09
CIK 1410172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2016

or

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

As of August 5, 2016 the Registrant had 26,829,532 shares of common stock, par value $0.001 per share, outstanding.

RUBICON TECHNOLOGY, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended June 30, 2016

PART I FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

Rubicon Technology, Inc.

Consolidated balance sheets

	June 30, 2016	December 31, 2015
	(unaudited)
	(in thousands, other than share data)
Assets
Cash and cash equivalents	$17,067	$21,216
Restricted cash	182	170
Short-term investments	1,007	8,895
Accounts receivable, net	2,737	1,738
Inventories	21,210	21,333
Other inventory supplies	5,566	5,717
Prepaid expenses and other current assets	586	1,188
Assets held for sale	1,329	—

Total current assets	49,684	60,257
Property and equipment, net	53,027	57,569
Other assets	868	1,416

Total assets	$103,579	$119,242

Liabilities and stockholders’ equity
Accounts payable	$3,664	$3,256
Accrued payroll	220	164
Accrued and other current liabilities	422	1,328
Corporate income and franchise taxes	110	207
Accrued real estate taxes	234	238
Short-term loan payable	1,500	1,500
Advance payments	29	9

Total current liabilities	6,179	6,702
Deferred tax liability	218	554

Total liabilities	6,397	7,256

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 undesignated shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized and 28,602,354 and 28,007,811 shares issued; 26,827,510 and 26,232,967 shares outstanding	29	28
Additional paid-in capital	374,293	373,565
Treasury stock, at cost, 1,774,844 shares	(12,148)	(12,148)
Accumulated other comprehensive loss	(24)	(33)
Accumulated deficit	(264,968)	(249,426)

Total stockholders’ equity	97,182	111,986

Total liabilities and stockholders’ equity	$103,579	$119,242

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of operations

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(unaudited)
	(in thousands, other than share data)
Revenue	$3,535	$7,106	$7,822	$16,016
Cost of goods sold	7,586	12,261	17,292	26,280

Gross loss	(4,051)	(5,155)	(9,470)	(10,264)
Operating expenses:
General and administrative	2,695	2,188	4,462	4,256
Sales and marketing	361	354	752	692
Research and development	652	603	1,231	1,036
Loss on disposal of assets	126	22	126	22
Asset impairment charge	265	—	265	—

Loss from operations	(8,150)	(8,322)	(16,306)	(16,270)

Other income (expense):
Interest income	19	21	43	37
Interest expense	(36)	(24)	(71)	(47)
Realized (loss) gain on foreign currency translation	(216)	(204)	467	(561)

Total other income (expense)	(233)	(207)	439	(571)

Loss before income taxes	(8,383)	(8,529)	(15,867)	(16,841)
Income tax benefit (expense)	174	(51)	325	(87)

Net loss	$(8,209)	$(8,580)	$(15,542)	$(16,928)

Net loss per common share
Basic	$(0.31)	$(0.33)	$(0.59)	$(0.65)

Diluted	$(0.31)	$(0.33)	$(0.59)	$(0.65)

Weighted average common shares outstanding used in computing net loss per common share	26,296,398	26,142,261	26,261,506	26,135,768

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of comprehensive loss

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(unaudited)
	(in thousands)
Net loss	$(8,209)	$(8,580)	$(15,542)	$(16,928)
Other comprehensive income:
Unrealized gain on investments, net of tax	—	4	5	10
Unrealized gain on currency translation	6	—	4	—

Other comprehensive income	6	4	9	10

Comprehensive loss	$(8,203)	$(8,576)	$(15,533)	$(16,918)

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of cash flows

	Six months ended June 30,
	2016	2015
	(unaudited)
	(in thousands)
Cash flows from operating activities
Net loss	$(15,542)	$(16,928)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,291	6,602
Net loss on disposal of assets	126	22
Asset impairment charge	265	—
Stock-based compensation	731	647
Deferred taxes	(337)	79
Changes in operating assets and liabilities:
Accounts receivable	(999)	379
Inventories	693	124
Other inventory supplies	232	875
Prepaid expenses and other assets	1,164	369
Accounts payable	330	(1,169)
Accrued payroll	49	59
Corporate income and franchise taxes	(97)	(132)
Advanced payments	20	13
Accrued and other current liabilities	(919)	(28)

Net used in operating activities	(10,993)	(9,088)

Cash flows from investing activities
Purchases of property and equipment	(660)	(342)
Proceeds from disposal of assets	190	—
Purchases of investments	(18)	(1,136)
Proceeds from sale of investments	7,912	8,500

Net cash provided by investing activities	7,424	7,022

Cash flows from financing activities
Proceeds from exercise of options	—	4
Taxes paid related to net share settlement of equity awards	(1)	(8)
Restricted cash	(12)	(12)

Net cash used in financing activities	(13)	(16)

Net effect of currency translation	(567)	473
Net decrease in cash and cash equivalents	(4,149)	(1,609)
Cash and cash equivalents, beginning of period	21,216	24,353

Cash and cash equivalents, end of period	$17,067	$22,744

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

1. BASIS OF PRESENTATION

Interim financial data

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements and should be read in conjunction with Rubicon Technology, Inc.’s (the “Company”) annual report filed on Form 10-K, as amended, for the fiscal year ended December 31, 2015. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Consolidated operating results for the three and six months periods ended June 30, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016.

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

The Company has determined that the functional currency of Rubicon Sapphire Technology (Malaysia) SDN BHD is the U.S. dollar. Rubicon Sapphire Technology (Malaysia) SDN BHD’s assets and liabilities are translated into U.S. dollars using the remeasurement method. Non-monetary assets are translated at historical exchange rates and monetary assets are translated at exchange rates existing at the respective balance sheet dates. Translation adjustments for Rubicon Sapphire Technology (Malaysia) SDN BHD are included in determining net income (loss) for the period. The results of operations are translated into U.S. dollars at the average exchange rates during the period. The Company records these gains and losses in other income (expense).

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

Investments

The Company invests available cash primarily in investment grade commercial paper, certificates of deposit guaranteed by the Federal Deposit Insurance Corporation (the “FDIC), corporate notes and government securities. Investments classified as available-for-sale securities are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Investments in trading securities are reported at fair value, with both realized and unrealized gains and losses recorded in other income (expense), in the Consolidated Statement of Operations. Investments in which the Company has the ability and intent, if necessary, to liquidate in order to support its current operations, are classified as short-term.

The Company reviews its available-for-sale securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. The Company considers various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, its ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When the Company concludes that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Consolidated Statement of Operations. As of June 30, 2016, no impairment was recorded.

Accounts receivable

The majority of the Company’s accounts receivable are due from manufacturers serving the light-emitting diode (“LED”) and optical systems and specialty electronics devices industries. Credit is extended based on an evaluation of the customer’s financial condition. Accounts receivable are due based on contract terms and at stated amounts due from customers, net of an allowance for doubtful accounts.

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

	June 30, 2016	December 31, 2015
	(in thousands)
Beginning balance	$389	$140
Net allowance adjustments	(224)	235
Accounts charged off, less recoveries	(61)	14

Ending balance	$104	$389

Inventories

Inventories are valued at the lower of cost or market. Raw materials cost is determined using the first-in, first-out method, and work-in-process and finished goods costs are determined on a weighted-average cost basis which includes materials, labor and overhead. The Company reduces the carrying value of its inventories for differences between the cost and the estimated net realizable value, taking into account usage, expected demand, technological obsolescence and other information. At times in 2016 and 2015, the Company has accepted sales orders for core and wafer products at prices lower than cost. Based on these sales prices, the Company has recorded for the three and six months ended June 30, 2016, a lower of cost or market adjustment which reduced inventory and increased cost of goods sold by $204,000 and $1.1 million, respectively. For the three and six months ended June 30, 2015, the Company accepted orders for small diameter core and wafer products at prices lower than cost and recorded an adjustment which reduced inventory and increased costs of goods sold by $815,000 and $1.1 million, respectively. Inventories are composed of the following:

	June 30, 2016	December 31, 2015
	(in thousands)
Raw materials	$6,758	$7,346
Work in progress	10,491	9,920
Finished goods	3,961	4,067

	$21,210	$21,333

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

Property and equipment

Property and equipment consisted of the following:

	June 30, 2016	December 31, 2015
	(in thousands)
Land and land improvements	$2,540	$4,133
Buildings	26,103	26,097
Machinery, equipment and tooling	50,695	50,364
Leasehold improvements	7,141	7,141
Furniture and fixtures	816	816
Information systems	1,121	1,105
Construction in progress	1,280	1,327

Total cost	89,696	90,983
Accumulated depreciation and amortization	(36,669)	(33,414)

Property and equipment, net	$53,027	$57,569

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

In response to the Company’s current period operating losses combined with our history of continuing operating losses, the Company evaluates the recoverability of certain property and equipment. In the third quarter of 2015, the overall outlook for the sapphire market continued to be volatile as industry analysts reported significant worldwide over capacity, and pricing of sapphire products reached historical lows. Based on the Company’s quarterly assessment using the most recent projections, impairment to these assets was indicated as of September 30, 2015, as the recoverable amount of undiscounted cash flows did not exceed the carrying amount of these assets, and the Company recorded an asset impairment charge on machinery, equipment and facilities. At June 30, 2016, the Company reviewed the current fair market value and concluded no additional adjustments were needed except as noted below.

The Company is actively pursuing sale of extra land the Company owns in Batavia, Illinois. The property has a book value of $1.6 million and it is the Company’s intention to complete a sale within the next twelve-month period. Therefore, this property was reclassified as a current asset held for sale in the quarter ended June 30, 2016. Since the expected sale price is below the book value of the property, for the three and six months ended June 30, 2016, an impairment charge of $265,000 was recorded.

The Company will continue to assess its long-lived assets to ensure the carrying amount of these assets is still appropriate given any changes in the marketplace and other factors used in determining the current fair market value.

Revenue recognition

Revenue recognized includes product sales and billings for costs and fees for government contracts.

Product Sales

The Company recognizes revenue from product sales when earned. Revenue is recognized when, and if, evidence of an arrangement is obtained and the other criteria to support revenue recognition are met, including:

•	Persuasive evidence of an arrangement exists. The Company requires evidence of a purchase order with the customer indicating the terms and specifications of the product to be delivered, typically in the form of a signed quotation or purchase order from the customer.

•	Title has passed and the product has been delivered. Title passage and product delivery generally occur when the product is delivered to a common carrier.

•	The price is fixed or determinable. All terms are fixed in the signed quotation or purchase order received from the customer. Purchase orders do not contain rights of cancellation, return, exchange or refund.

•	Collection of the resulting receivable is reasonably assured. The Company’s standard arrangement with customers includes payment terms. Customers are subject to the credit review process that evaluates each customer’s financial position and ability to pay. Collectability is determined by considering the length of time the customer has been in business and its history of collections. If it is determined that collection is not probable, no product is shipped and no revenue is recognized unless cash is received in advance.

Government Contracts

The Company recognizes research and development revenue in the period during which the related costs are incurred over the contractually defined period. In July 2012, the Company signed a contract with the Air Force Research Laboratory to produce large-area sapphire windows on a cost plus fixed fee basis. The Company records research and development revenue on a gross basis as costs are incurred, plus a portion of the fixed fee. For the three and six months ended June 30, 2016, $112,000 and $209,000 of revenue was recorded, respectively, and for the three and six months ended June 30, 2015, $144,000 and $286,000 of revenue was recorded, respectively. The total value of the contract is $4.7 million, of which $4.2 million has been recorded through June 30, 2016.

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

Diluted net loss per share is the same as basic net loss per share for the three and six months ended June 30, 2016 because the effects of potentially dilutive securities are anti-dilutive.

As of June 30, 2016, diluted shares outstanding were the same as basic shares outstanding as the exercise price of outstanding stock options exceeded the weighted-average trading share price and there were no outstanding warrants.

At June 30, 2015, the Company had the following anti-dilutive securities outstanding which were excluded from the calculation of diluted net loss per share:

June 30, 2015
Warrants	—
Stock options	8,102

Total	8,102

Other comprehensive loss

Comprehensive loss is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive loss includes net earnings (loss) and other non-owner changes in equity that bypass the statement of operations and are reported in a separate component of equity. For the six months ended June 30, 2016 and for the twelve months ended December 31, 2015, other comprehensive loss includes the unrealized loss on investments and foreign currency translation adjustments.

The following table summarizes the components of accumulated comprehensive loss:

	June 30, 2016	December 31, 2015
	(in thousands)
Unrealized loss on investments	$(12)	$(17)
Unrealized loss on currency translation	(12)	(16)

Ending balance	$(24)	$(33)

Recent accounting pronouncement

In August 2014, the FASB issued ASU No. 2014-15 (“ASU 2014-15”), Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The standard requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management must evaluate whether it is probable that known conditions or events, considered in the aggregate, would raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. If such conditions or events are identified, the standard requires management’s mitigation plans to alleviate the doubt or a statement of the substantial doubt about the entity’s ability to continue as a going concern to be disclosed in the financial statements. The standard is effective for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. The Company is evaluating the impact, if any, of adopting ASU 2014-15 on its financial statements.

In July 2015, the FASB issued ASU No. 2015-11 (“ASU 2015-11”), Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendments in this ASU require an entity to measure in-scope inventory at the lower of cost and net realizable value, further clarifying consideration for net realizable value as estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. This ASU more closely aligns the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). For public business entities, ASU 2015-11 is effective for annual periods and interim periods beginning after December 15, 2016. The amendments in this ASU are prospectively applied with earlier adoption permitted. The Company is evaluating this guidance and does not believe the adoption will significantly impact the presentation of its financial condition, results of operations and disclosures.

In January 2016, the FASB issued ASU No. 2016-01 (“ASU 2016-01”), Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The standard requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes become effective for fiscal years beginning after December 15, 2017. The Company is evaluating the impact, if any, of adopting ASU 2016-01 on its financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09 (“ASU 2016-09”), Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting which modifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. The Company is evaluating the impact, if any, of adopting ASU 2016-09 on its financial statements.

In April 2016, the FASB issued ASU No. 2016-10 (“ASU 2016-10”), Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This update clarifies how an entity identifies performance obligations related to customer contracts as well as helps to improve the operability and understanding of the licensing implementation guidance. The amendments in this update affect the guidance in ASU No. 2014-09, (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606), which supersedes most of the current revenue recognition requirements. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017 (early adoption is not permitted). The guidance permits the use of either a retrospective or cumulative effect transition method. In May 2016, the FASB issued ASU No. 2016-12, (“ASU 2016-12”), Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. This update clarifies the objectives of collectability, sales and other taxes, noncash consideration, contract modifications at transition, completed contracts at transition and technical correction. The amendments in this update affect the guidance in ASU 2014-09. The Company is evaluating the impact, if any, of adopting ASU 2014-09 and its updates, ASU 2016-10 and ASU 2016-12, on its consolidated financial statements.

3. SEGMENT INFORMATION

The Company evaluates operations as one reportable segment, as it only reports profit and loss information on an aggregate basis to its chief operating decision maker.

Revenue is attributed by geographic region based on ship-to location of the Company’s customers. The following table summarizes revenue by geographic region:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Germany	$1,449	$1,131	$2,987	$1,641
United States	694	998	1,806	2,521
Korea	642	1,261	1,064	1,986
Taiwan	425	1,211	808	2,913
Canada	190	72	423	518
Israel	120	291	291	614
China	1	1,813	3	5,163
Other	14	329	440	660

Total revenue	$3,535	$7,106	$7,822	$16,016

The following table summarizes revenue by product type:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Core	$689	$4,029	$1,158	$9,138
Wafer	1,830	1,742	4,175	3,633
Optical	904	1,191	2,280	2,959
Research & development	112	144	209	286

Total revenue	$3,535	$7,106	$7,822	$16,016

The following table summarizes assets by geographic region:

	June 30, 2016	December 31, 2015
	(in thousands)
United States	$75,040	$88,916
Malaysia	28,491	30,276
Other	48	50

Total assets	$103,579	$119,242

4. INVESTMENTS

The Company invests available cash primarily in corporate notes and government securities. The Company’s short-term investments as of June 30, 2016 are comprised of $1.0 million corporate notes and bonds. The Company’s investments are classified as available-for-sale securities and are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive income (loss).

The following table presents the amortized cost and gross unrealized gains and losses on all securities at June 30, 2016:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term investments:
Corporate notes/bonds	$1,007	$—	$—	$1,007

Total short-term investments	$1,007	$—	$—	$1,007

The following table presents the amortized cost, and gross unrealized gains and losses on all securities at December 31, 2015:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term investments:
FDIC guaranteed certificates of deposit	$1,920	$—	$—	$1,920
Corporate notes/bonds	6,980	—	5	6,975

Total short-term investments	$8,900	$—	$5	$8,895

The Company values its investments at fair value, defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard below describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2016:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$13,628	$—	$—	$13,628
Investments:
Available-for-sales securities—current:
Corporate notes/bonds	—	1,007	—	1,007

Total	$13,628	$1,007	$—	$14,635

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$17,702	$—	$—	$17,702
Investments:
Available-for-sales securities—current:
FDIC guaranteed certificates of deposit	—	1,920	—	1,920
Corporate notes/bonds	—	6,975	—	6,975

Total	$17,702	$8,895	$—	$26,597

In addition to the debt securities noted above, the Company had approximately $3.4 million and $3.5 million of time deposits included in cash and cash equivalents as of June 30, 2016 and December 31, 2015, respectively.

5. SIGNIFICANT CUSTOMERS

For the three months ended June 30, 2016, the Company had three customers individually that accounted for approximately 39%, 18%, and 12% of revenue. For the three months ended June 30, 2015, the Company had four customers individually that accounted for approximately 16%, 15%, 14% and 11% of revenue. For the six months ended June 30, 2016, the Company had three customers that accounted for approximately 37%, 14% and 10% of revenue. For the six months ended June 30, 2015, the Company had one customer that accounted for approximately 23% of revenue. No other customers accounted for more than 10% of revenue for these reported periods in 2016 and 2015.

Customers individually representing more than 10% of trade receivables accounted for approximately 72% and 57% of accounts receivable as of June 30, 2016 and December 31, 2015, respectively. The Company grants credit to customers based on an evaluation of their financial condition. Losses from credit sales are provided for in the financial statements.

6. STOCKHOLDERS’ EQUITY

Common Stock

As of June 30, 2016, the Company had reserved 3,102,257 shares of common stock for issuance upon the exercise of outstanding common stock options and the vesting of restricted stock units. Also, 2,229,803 shares of the Company’s common stock were reserved for future grants of stock options (or other similar equity instruments) under the Rubicon Technology, Inc. 2016 Stock Incentive Plan (the “2016 Plan”) as of June 30, 2016.

Warrants

For the three and six months ended June 30, 2016, the Company had no common stock warrants outstanding.

7. STOCK INCENTIVE PLANS

The Company sponsored a stock option plan, the Rubicon Technology, Inc. 2001 Equity Plan, as amended (the “2001 Plan”), which allowed for the granting of incentive and nonqualified stock options for the purchase of common stock. The maximum number of shares that could be awarded or sold under the 2001 Plan was 1,449,667 shares. Each option granted under the 2001 Plan entitles the holder to purchase one share of common stock at the specified option exercise price. The exercise price of each incentive stock option granted could not be less than the fair market value on the grant date. Management and the Board of Directors determined vesting periods and expiration dates at the time of the grant. On August 2, 2011, the 2001 Plan expired.

In August 2007, the Company adopted the Rubicon Technology Inc. 2007 Stock Incentive Plan, which was amended and restated effective in March 2011 (the “2007 Plan”), and which allowed for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and bonus shares. The maximum number of shares that could be awarded under the 2007 Plan was 4,407,692 shares. Options granted under the 2007 Plan entitle the holder to purchase shares of the Company’s common stock at the specified option exercise price, which could not be less than the fair market value of the common stock on the grant date. On June 24, 2016, the plan terminated with the adoption of the 2016 Plan. Any existing awards under the 2007 Plan remain outstanding in accordance with their current terms under the 2007 Plan.

On June 24, 2016, the Company’ stockholders approved adoption of the 2016 Plan effective as of March 17, 2016, which allows for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and bonus shares. The Compensation Committee of the Company’s Board of Directors administers the 2016 Plan. The committee determines the type of award to be granted, the fair market value, the number of shares covered by the award, and the time when the award vests and may be exercised.

Pursuant to the 2016 Plan, 2,229,803 shares of the Company’s common stock plus any shares subject to outstanding awards under the 2007 Plan that subsequently expires unexercised, are forfeited without the delivery of shares or are settled in cash, will be available for issuance under the 2016 Plan. The 2016 Plan will automatically terminate on March 17, 2026, unless the Company terminates it sooner.

The Company uses the Black-Scholes option pricing model to value stock options issued after January 1, 2006. The Company uses a three year historical stock price average to determine its volatility assumptions. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The expected term is based upon the vesting term of the Company’s options, a review of a peer group of companies, and expected exercise behavior. The forfeiture rate is based on past history of forfeited options. The expense is allocated using the straight-line method. For the three and six months ended June 30, 2016, the Company recorded $151,000 and $312,000, respectively, of stock option compensation expense. For the three and six months ended June 30, 2015, the Company recorded $185,000 and $385,000, respectively, of stock option compensation expense. As of June 30, 2016, the Company has $1.0 million of total unrecognized compensation cost related to non-vested awards granted under the Company’s stock-based plans that it expects to recognize over a weighted-average period of 2.64 years. The Company accounts for options issued prior to January 1, 2006 under the intrinsic value method.

The following table summarizes the activity of the stock incentive and equity plans as of June 30, 2016 and changes during the six months then ended:

	Shares available for grant	Number of options outstanding	Weighted- average option exercise price	Number of restricted stock and board shares issued	Number of restricted stock units outstanding
At January 1, 2016	732,270	2,851,568	$7.07	201,455	454,021
Authorized	1,900,000	—	—	—	—
Granted	(640,470)	48,420	1.06	592,050	—
Exercised/Issued	—	—	—	—	(3,702)
Cancelled/forfeited	238,003	(189,559)	9.16	—	(58,491)

At June 30, 2016	2,229,803	2,710,429	$6.81	793,505	391,828

The Company’s aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock. Based on the fair market value of the common stock at June 30, 2016 and 2015, there was no intrinsic value of the options outstanding and exercisable. The weighted average fair value per share of options granted for the six months ended June 30, 2016 was $1.06 and the fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model using an expected term of 5.1 years, risk-free interest rates of 1.24% - 1.73%, expected volatility of 65% and no dividend yield. The Company used an expected forfeiture rate of 23.1%.

A summary of the Company’s non-vested options during the six month period ended June 30, 2016 is presented below:

	Options	Weighted- average exercise price
Non-vested at January 1, 2016	1,251,961	$2.23
Granted	48,420	1.06
Vested	(76,425)	5.38
Forfeited	(86,292)	2.04

Non-vested at June 30, 2016	1,137,664	$1.98

For the three and six months ended June 30, 2016 the Company recorded $67,000 and $138,000, respectively, of restricted stock unit (“RSU”) expense. As of June 30, 2016, there was $485,000 of unrecognized compensation cost related to the non-vested RSUs. This cost is expected to be recognized over a weighted-average period of 1.96 years.

A summary of the Company’s restricted stock units is as follows:

	RSUs outstanding	Weighted average price at time of grant	Aggregate intrinsic value
Non-vested restricted stock units as of January 1, 2016	454,021	$1.92
Granted	—	—
Vested	(3,702)	3.94
Cancelled	(58,491)	3.39

Non-vested at June 30, 2016	391,828	$1.68	$266,443

For the three and six months ended June 30, 2016, the Company recorded $143,000 and $281,000, respectively, of stock compensation expense related to restricted stock. For the three and six months ended June 30, 2015, the Company recorded $73,000 and $146,000, respectively, of stock compensation expense related to restricted stock.

An analysis of restricted stock issued is as follows:

Non-vested restricted stock as of January 1, 2016	15,200
Granted	592,050
Vested	(137,075)

Non-vested restricted stock as of June 30, 2016	470,175

8. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company has entered into agreements for electricity and to purchase equipment and components to construct furnaces. These agreements will result in the Company purchasing electricity, equipment or components for a total cost of approximately $4.6 million with deliveries occurring through December 2017.

Litigation

From time to time, the Company experiences routine litigation in the normal course of its business. The management of the Company does not believe any pending litigation, other than as set forth below, will have a material adverse effect on the financial condition or results of operations of the Company.

On April 30, 2015, Firerock Global Opportunity Fund LP filed a complaint in the Northern District of Illinois asserting federal securities claims against the Company, certain officers, its directors and the underwriters in the Company’s March 2014 stock offering. The complaint sought as a remedy either money damages or rescission of the March 2014 offering, plus attorneys’ fees. On October 29, 2015, after mediation and subsequent discussions, the parties reached a settlement agreement in principle. On January 27, 2016, the United States District Court for the Northern District of Illinois granted a motion for preliminary approval of the agreement, and on May 20, 2016, a final judgment and order of dismissal was granted. The settlement included a release of all defendants, and dismissal of the case against all defendants with prejudice. The Company recorded for the year ended December 31, 2015 an expense of $1.1 million of which $900,000 is the amount the Company contributed to the settlement and paid on February 17, 2016. The remaining costs of the settlement were covered by the Company’s insurance carriers.

On November 19, 2015, the Carolyn Piper Smithhisler Living Trust, derivatively on behalf of Rubicon Technology Inc., filed a complaint in the Eighteenth Judicial Circuit of Illinois against the Company’s Board of Directors and certain senior officers seeking to remedy alleged breaches of fiduciary duties and other violations of the law, failure to implement an effective system of internal controls, and failure to oversee the public statements made by the Company and certain individual defendants. The complaint sought as a remedy to recover damages against the individual defendants for the benefit of the Company and to require the Company to reform and improve its corporate governance and internal procedures plus attorneys’ fees. After extensive discussions, the parties informed the court on May 2, 2016 that they had reached a settlement agreement in principle. The proposed settlement provides for the Company to adopt certain governance changes and to pay certain amounts. On May 23, 2016, the court issued an order granting preliminary approval of the proposed settlement. On July 11, 2016, plaintiff’s unopposed motion for final approval of stockholder derivative settlement fee and expense amount and service award was filed. On August 1, 2016, the court issued a final judgment approving the settlement and an order of dismissal was granted. The Company’s insurance carriers are expected to cover substantially all of the settlement payments and related expenses, including legal fees.

9. INCOME TAXES

The Company is subject to income taxes in the U.S. and Malaysia. On a quarterly basis, the Company assesses the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment and multiple factors, both positive and negative, are considered. For the period ended June 30, 2016, a valuation allowance has been included in the 2016 forecasted effective tax rate. The Company is in a cumulative loss position for the past three years, which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. Under the accounting standards objective verifiable evidence is given greater weight than subjective evidence such as the Company’s projections for future growth. Based on an evaluation in accordance with the accounting standards, as of December 31, 2015, a valuation allowance has been recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. At June 30, 2016, the Company continues to be in a three year cumulative loss position; therefore, until an appropriate level of profitability is attained, the Company expects to maintain a full valuation allowance on its U.S. and Malaysia net deferred tax assets. Any U.S. and Malaysia tax benefits or tax expense recorded on the Company’s Consolidated Statement of Operations will be offset with a corresponding valuation allowance until such time that the Company changes its determination related to the realization of deferred tax assets. In the event that the Company changes its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

The tax provision for the three and six months ended June 30, 2016 is based on an estimated combined statutory effective tax rate. The Company recorded for the three and six months ended June 30, 2016 a tax benefit of $174,000 and $325,000, respectively, for an effective tax rate of 2.1% and 2.0%, respectively. For the three and six months ended June 30, 2016, the difference between the Company’s effective tax rate and the U.S. federal 35% statutory rate and state 6.2% (net of federal benefit) statutory rate was primarily related to U.S. and Malaysia valuation allowances and Malaysia foreign tax rate differential.

10. CREDIT FACILITY

On January 2, 2013, the Company entered into a three-year term agreement with a bank to provide the Company with a senior secured credit facility of up to $25.0 million. The agreement provides for the Company to borrow up to 80% of eligible accounts receivable and up to 35% of domestically held raw material and finished goods inventory. Advances against inventory are limited to 40% of the aggregate outstanding on the revolving line of credit and $10.0 million in aggregate. The Company has the option to borrow at an interest rate of LIBOR plus 2.75% or the Wall Street Journal prime rate plus 0.50%. If the Company maintains liquidity of $20.0 million or greater with the lending institution, then the borrowing interest rate options are LIBOR plus 2.25% or the Wall Street Journal prime rate. There is an unused revolving line facility fee of 0.375% per annum. The facility is secured by a first priority interest in substantially all of the Company’s personal property, excluding intellectual property. The Company is required to maintain an adjusted quick ratio of 1.40 to 1.00, maintain operating and other deposit accounts with the bank or bank’s affiliates of 25% of the Company’s total worldwide cash, securities and investments, and the Company can pay dividends or repurchase capital stock only with the bank’s consent during the three-year term. In August 2015, the Company entered into an amendment agreement with the bank to extend the senior secured facility through January 2, 2018. Under the amended agreement, advances against inventory are limited to the lesser of 45% of the aggregate outstanding principal on the revolving line of credit and $10.0 million and the rate on the facility fee on the unused portion of the revolving line was adjusted to 0.50% per annum. All other terms and conditions remained the same. As of June 30, 2016 the Company had borrowed $1.5 million against this facility electing a borrowing rate of LIBOR plus 2.75% and had additional available borrowing capacity of $2.0 million under this facility. The agreement contains a subjective acceleration clause and requires the Company to maintain a lockbox. As a result, the Company has classified the debt as a current liability on its balance sheet. For the three and six months ended June 30, 2016, the Company recorded interest expense of $36,000 and $71,000, respectively, which includes $31,000 and $63,000, respectively, of interest expense charged on the unused portion of the facility. For the six months ended June 30, 2015, the Company did not draw on this facility. For the three and six months ended June 30, 2015, the Company recorded $24,000 and $47,000, respectively, of interest expense charged on the unused portion of the facility.

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

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Before investing in our common stock, investors should be aware that the occurrence of the risks, uncertainties and events described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, as amended, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and elsewhere in this Quarterly Report, could have a material adverse effect on our business, results of operations and financial condition.

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

You should read this Quarterly Report, the documents that we reference in this Quarterly Report and have filed with the SEC as exhibits and our Annual Report on Form 10-K, as amended, for the year ended December 31, 2015 with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

Unless otherwise indicated, the terms “Rubicon,” the “Company,” “we,” “us,” and “our” refer to Rubicon Technology, Inc. and our consolidated subsidiaries.

OVERVIEW

We are a vertically integrated, advanced materials provider specializing in monocrystalline sapphire for applications in light-emitting diodes (“LEDs”), optical systems and specialty electronic devices. Sapphire is also used as an exterior component in mobile devices, specifically camera lens covers, dual flashes and home buttons on certain newer model smartphones and as the crystal covering the faces of certain smart watches. Sapphire was adopted for use on the home button on certain smartphones because of the scratch resistance and increased touch capacitance it offers, which are important characteristics to ensure the effectiveness of the fingerprint recognition security built into the device. In addition, some consumer electronics original equipment manufacturers (“OEMs”) are using full sapphire faceplates for smartphones, in limited volume. However, substantial capacity has been added recently by competitors in China which has significantly limited the opportunity for other sapphire producers in this application. If sapphire smartphone faceplates were widely adopted, this would become the world’s largest application for sapphire and open up greater opportunity with this application. We apply our proprietary crystal growth technology to produce high-quality sapphire products efficiently to supply both high-volume and niche end-markets, and we work closely with our customers to meet their quality and delivery needs.

Currently, the LED market remains the largest consumer of sapphire. For the LED market, we currently sell two to six-inch material in core form and four, six and eight-inch material in polished and PSS wafer form. Eight-inch wafers are sold primarily for customers’ research and development efforts at this time. We have the ability to produce cores and wafers of up to twelve inches in diameter to support production of chips for next-generation LED and other electronic applications. Larger sapphire also has current applications in the optical markets. In other semiconductor markets, we sell primarily six-inch wafers used in certain Radio Frequency Integrated Circuits (“RFIC”) products.

We have been focusing our efforts on a newer product offering, patterned sapphire substrates or “PSS”. High-Brightness LED chip manufacturers etch a pattern onto the surface of the sapphire wafer in the early stages of their production process in order to improve light output. We have leveraged our capability in producing larger diameter sapphire wafers to offer pre-patterned, larger diameter (six-inch) wafers to the LED market.

Given the increased competition in the LED and mobile device markets, we have been increasing our focus on developing opportunities in and products for the optical/industrial sapphire market, particularly for applications that require high quality sapphire in larger formats where we believe we have a competitive advantage. In addition to supplying our traditional customers in this market, we are engaged in ongoing discussions with the developers of new applications for sapphire and have begun supplying them with samples, but it is difficult to predict the timing, size and profitability of these potential new market opportunities.

Currently our largest product lines are:

•	sapphire cores, four inches in diameter, which our customers further process into wafers for use in LED applications and into components such as lens covers for mobile devices;

•	six-inch sapphire wafers that are used as substrates for the manufacture of LED chips and to a lesser extent for other semiconductor applications such as Silicon-on-Sapphire (“SoS”) RFICs;

•	six-inch PSS wafers which are polished wafers that undergo additional processes of photolithography and dry plasma etching to produce a patterned surface which enhances LED light extraction efficiency (“LEE”); and

•	optical sapphire components in various shapes and sizes, including round and rectangular windows and blanks, domes, tubes and rods. These optical sapphire products are used in equipment for a wide variety of end markets, including defense and aerospace, medical devices, oil and gas drilling, semiconductor manufacturing and other markets.

We recognize research and development revenue in the period during which the related costs and fees are incurred.

Historically, a significant portion of our revenue has been derived from sales to relatively few customers. For the three months ended June 30, 2016, we had three customers individually that accounted for approximately 39%, 18% and 12% of revenue and for the three months ended June 30, 2015, we had four customers individually that accounted for approximately 16%, 15%, 14% and 11% of revenue. For the six months ended June 30, 2016, we had three customers that accounted for approximately 37%, 14% and 10% of revenue. For the six months ended June 30, 2015, we had had one customer that accounted for approximately 23% of revenue. Other than as discussed above, none of our customers accounted for more than 10% of our revenue for such periods. Although we are continuing to diversify and expand our customer base, we expect our revenue to continue to be concentrated among a small number of customers. We expect that our significant customers may change from period to period.

We recognize revenue based upon shipping terms with our customers and from our government contract as costs and fees are incurred. Delays in product orders or changes to the timing of shipments could cause our quarterly revenue to vary significantly. We derive a significant portion of our revenue from customers outside of the U.S. Historically, the majority of our sales have been to customers located in Asia. All of our revenue and corresponding accounts receivable are denominated in U.S. dollars.

We manufacture and ship our products from our facilities in the Chicago metropolitan area and from our facility in Penang, Malaysia. We have approximately 226,400 square feet of manufacturing and office space in Batavia, Franklin Park and Bensenville, Illinois and a 65,000 square foot facility in Penang, Malaysia, which processes sapphire grown by us in our Illinois facilities into finished cores and wafers. Our Malaysia facility currently finishes the majority of our core, wafer and PSS production. In March 2012, we acquired additional land in Batavia, Illinois to expand our crystal growth capacity, though that land is now being offered for sale.

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

We account for income taxes under the asset and liability method whereby the expected future tax consequences of temporary differences between the book value and the tax basis of assets and liabilities are recognized as deferred tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to be recognized. Our analysis of ownership changes that limit the utilization of our net operating loss (“NOL”) carryforwards as of June 30, 2016, shows no impact on such utilization. We are in a cumulative loss position for the past three years, which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. Based on an evaluation in accordance with the accounting standards, as of December 31, 2015, a valuation allowance has been recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. At June 30, 2016, we continue to be in a three year cumulative loss position, therefore, a full valuation allowance was provided on our U.S. and Malaysia net deferred tax assets and no tax benefit will be recorded until we can conclude that it is more likely than not that our deferred tax assets will be realized.

We anticipate our capital expenditures will be closely controlled and only as required under existing obligations or as otherwise necessary to realize value from the development, commercialization or sale of products. We have a commitment to purchase a new tool that will enable us to provide the higher volume samples and pilot-production capacity which are required for customers to fully qualify and commercialize new products which will result in an additional capital expenditure of approximately $1.0 million. Our capital expenditures in the six months ended June 30, 2016 were $660,000.

We are reviewing a variety of alternatives with a goal of providing greater value to our stockholders. These alternatives could result in, among other things, modifying or eliminating certain of our operations, selling material assets or business segments, seeking additional financing, a sale of the business, a merger, consolidation or other business combination, partnering or other collaboration agreements, potential acquisitions or recapitalizations, or we may continue to operate with our current business plan and strategy. We cannot provide assurance that this process will result in the consummation of any transaction, or that the consummation of any transaction will provide greater value to our stockholders.

RESULTS OF CONSOLIDATED OPERATIONS THREE MONTHS ENDED JUNE 30, 2016 AND 2015

The following table sets forth our consolidated statements of operations for the periods indicated:

	Three months ended June 30,
	2016	2015
	(in millions)
Revenue	$3.5	$7.1
Cost of goods sold	7.6	12.3

Gross loss	(4.1)	(5.2)

Operating expenses:
General and administrative	2.7	2.2
Sales and marketing	0.4	0.3
Research and development	0.6	0.6
Loss on disposal of assets	0.1	—
Asset impairment charge	0.3	—

Total operating expenses	4.1	3.1

Loss from operations	(8.2)	(8.3)
Other income (expense)	(0.2)	(0.2)

Loss before income taxes	(8.4)	(8.5)
Income tax benefit (expense)	0.2	(0.1)

Net loss	$(8.2)	$(8.6)

The following table sets forth our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Three months ended June 30,
	2016	2015
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	215	173

Gross loss	(115)	(73)

Operating expenses:
General and administrative	77	31
Sales and marketing	10	4
Research and development	18	9
Loss on disposal of assets	3	—
Asset impairment charge	8	—

Total operating expenses	116	44

Loss from operations	(231)	(117)
Other income (expense)	(7)	(3)

Loss before income taxes	(238)	(120)
Income tax benefit (expense)	6	(1)

Net loss	(232)%	(121)%

Revenue. Revenue was $3.5 million and $7.1 million for the three months ended June 30, 2016 and 2015, respectively, a decrease of $3.6 million. We experienced lower revenue from sales of our core products by $3.4 million, of which $2.5 million was attributable to a decrease in volume and $857,000 was attributable to a decrease in price. Revenue from sales of our polished wafers was flat. An increase in polished wafers sold to the LED market of $549,000 was partially offset by a decrease of $461,000 on polished wafers sold to the SoS market. A $352,000 decrease in revenue from non-PSS polished wafers sales was offset by a $440,000 increase in revenue from sales of PSS wafers. We also had decreased revenue of $235,000 from optical products due to a softening in the sales of sapphire for sensor and instrumentation applications. We anticipate pricing to remain challenging for at least the next several quarters. We have continued to focus our sales of wafer products on PSS wafers where we believe there is greater margin opportunity. In addition to pursuing our PSS potential, we are working on building our optical business by expanding our product offerings and growing our customer base in order to diversify our product offerings. We operate in an extremely volatile market, so the amount of price or volume change and acceptance of new product offerings is difficult to predict.

Gross loss. Gross loss was $4.1 million and $5.2 million for the three months ended June 30, 2016 and 2015, respectively, a decrease in gross loss of $1.1 million. The decrease in gross loss was attributable to lower production costs on lower sales volumes of $808,000. For the three months ended June 30, 2016 and 2015, products were sold below cost resulting in a lower of cost or market adjustment which reduced inventory and increased cost of goods sold by $204,000 and $815,000, respectively. For the three months ended June 30, 2016 and 2015, we were not operating at capacity due to lower demand, and recorded as an expense $2.1 million and $1.6 million, respectively, of costs associated with the under-utilization of equipment and staff.

General and administrative expenses. G&A expenses were $2.7 million and $2.2 million for the three months ended June 30, 2016 and 2015, respectively, an increase of $505,000. The increase was primarily attributable to increased costs of $900,000 related to our 2016 proxy solicitation and annual meeting process which involved a contested director election, partially offset by lower bad debt expense of $161,000 on lower revenue and improved collections, lower employee compensation costs of $143,000 on lower headcount and a decrease in recruiting costs of $95,000.

Sales and marketing expenses. Sales and marketing expenses were $360,000 and $354,000 for the three months ended June 30, 2016 and 2015, respectively, an increase of $6,000. The increase in sales and marketing expenses was primarily attributable to increased employee compensation costs of $30,000 partially offset by a decrease in marketing samples of $22,000.

Research and development expenses. R&D expenses were $652,000 and $602,000 for the three months ended June 30, 2016 and 2015, respectively, an increase of $50,000. The increase was primarily attributable to increased employee compensation costs of $102,000 on increased headcount partially offset by a decrease in project expenses of $50,000.

Asset impairment charge. We are actively pursuing the sale of extra land we own in Batavia, Illinois. The property has a book value of $1.6 million and since the expected sale price is below the book value of the property, for the three months ended June 30, 2016, an impairment charge of $265,000 was recorded. There were no impairment charges for the three months ended June 30, 2015.

Other income (expense). Other expense was $233,000 and $207,000 for the three months ended June 30, 2016 and 2015, respectively, an increase of $26,000. The increase was due to an increase in realized loss on foreign currency translation of $12,000 and increased interest expense of $12,000.

Income tax benefit (expense). In accordance with ASC740 “Accounting for Income Taxes” (“ASC740”), we evaluate our deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted. ASC740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. We are in a cumulative loss position for the past three years, which is considered significant negative evidence by the accounting standards that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. The accounting standards attribute greater weight to objective negative evidence than to subjective positive evidence, such as our projections for future growth. Based on this evaluation, as of December 31, 2015, a valuation allowance has been recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. At June 30, 2016 we continue to be in a three year cumulative loss position, therefore, until an appropriate level of profitability is attained, we expect to maintain a valuation allowance on net deferred tax assets related to future U.S. and Malaysia tax benefits and will no longer accrue tax benefits or tax expense on our Consolidated Statement of Operations. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. The tax provision for the three months ended June 30, 2016 is based on an estimated combined statutory effective tax rate. For the three months ended June 30, 2016, the difference between the Company’s effective tax rate of 2.2% and the U.S. federal 35% statutory rate and state 6.2% (net of federal benefit) statutory rate was primarily related to U.S. and Malaysia valuation allowances and Malaysia foreign tax rate differential.

RESULTS OF CONSOLIDATED OPERATIONS SIX MONTHS ENDED JUNE 30, 2016 AND 2015

The following table sets forth our consolidated statements of operations for the periods indicated:

	Six months ended June 30,
	2016	2015
	(in millions)
Revenue	$7.8	$16.0
Cost of goods sold	17.3	26.3

Gross loss	(9.5)	(10.3)

Operating expenses:
General and administrative	4.5	4.3
Sales and marketing	0.7	0.7
Research and development	1.2	1.0
Loss on disposal of assets	0.1	—
Asset impairment charge	0.3	—

Total operating expenses	6.8	6.0

Loss from operations	(16.3)	(16.3)
Other income (expense)	0.4	(0.6)

Loss before income taxes	(15.9)	(16.9)
Income tax benefit	0.3	—

Net loss	$(15.6)	$(16.9)

The following table sets forth our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Six months ended June 30,
	2016	2015
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	221	164

Gross loss	(121)	(64)

Operating expenses:
General and administrative	57	27
Sales and marketing	10	4
Research and development	16	7
Loss on disposal of assets	2	—
Asset impairment charge	3	—

Total operating expenses	88	38

Loss from operations	(209)	(102)
Other income (expense)	6	(4)

Loss before income taxes	(203)	(106)
Income tax benefit	4	—

Net loss	(199)%	(106)%

Revenue. Revenue was $7.8 million and $16.0 million for the six months ended June 30, 2016 and 2015, respectively, a decrease of $8.2 million. We experienced lower revenue from sales of our core products by $8.1 million, of which $6.7 million was attributable to a decrease in volume and $1.4 million was attributable to a decrease in price. We experienced higher revenue from sales of our polished wafers by $542,000 which was the result of a $1.6 million increase in polished wafers sold to the LED market partially offset by $1.0 million in lower sales of polished wafers sold to the SoS market. The $1.6 million increase in polished wafers sold to the LED market reflects a $100,000 increase in sales of non-PSS polished wafers and an increase of $1.5 million in sales of PSS wafers. We also had decreased revenue of $599,000 from optical products due to a decrease in the sales of sapphire for sensor and instrumentation applications. Demand for our core products was weak for the six months ended June 30, 2016 due to decreased demand from the LED back lighting market. We anticipate pricing to remain challenging for at least the next several quarters. We have continued to focus our sales of wafer products on PSS wafers where we believe there is greater margin opportunity. In addition to pursuing our PSS potential, we are working on building our optical business by expanding our product offerings and growing our customer base in order to diversify our product offerings. We operate in an extremely volatile market, so the amount of price or volume change and acceptance of new product offerings is difficult to predict.

Gross loss. Gross loss was $9.5 million and $10.3 million for the six months ended June 30, 2016 and 2015, respectively, a decrease in gross loss of $793,000. The decrease in gross loss was primarily attributable to lower production costs on lower sales volumes of $1.1 million. For the six months ended June 30, 2016 and 2015, products were sold below cost resulting in a lower of cost or market adjustment which reduced inventory and increased cost of goods sold by $815,000 and $1.1 million, respectively. For the six months ended June 30, 2016 and 2015, due to the lower demand, we were not operating at capacity and recorded costs of $4.5 million and $3.8 million, respectively, associated with the under-utilization of equipment and staff as an expense.

General and administrative expenses. G&A expenses were $4.5 million and $4.3 million for the six months ended June 30, 2016 and 2015, respectively, an increase of $205,000. The increase was primarily attributable to increased costs of $900,000 related to our 2016 proxy solicitation and annual meeting process, which involved a contested director election, partially offset by lower employee compensation costs of $231,000 on lower headcount, lower recruiting and immigration assistance costs of $221,000, lower bad debt expense of $153,000 on improved collections, lower investor relations expenditures of $134,000 and a decrease in travel costs of $60,000.

Sales and marketing expenses. Sales and marketing expenses were $752,000 and $692,000 for the six months ended June 30, 2016 and 2015, respectively, an increase of $60,000. The increase was primarily due to higher employee compensation costs on increased headcount.

Research and development expenses. R&D expenses were $1.2 million and $1.0 million for the six months ended June 30, 2016 and 2015, respectively, an increase of $195,000. The increase was primarily attributable to increased employee compensation costs of $269,000 partially offset by a decrease in project costs of $83,000.

Asset impairment charge. We are actively pursuing the sale of extra land we own in Batavia, Illinois. The property has a book value of $1.6 million and since the expected sale price is below the book value of the property, for the six months ended June 30, 2016, an impairment charge of $265,000 was recorded. There were no impairment charges for the six months ended June 30, 2015.

Other income (expense). Other income was $439,000 for the six months ended June 30, 2016 and other expense was $571,000 for the six months ended June 30, 2015, a decrease in other expense of $1.1 million. The decrease was primarily due to a decrease in realized losses on foreign currency translation of $1.1 million.

Income tax benefit. In accordance with ASC740 “Accounting for Income Taxes” (“ASC740”), we evaluate our deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted. ASC740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. We are in a cumulative loss position for the past three years, which is considered significant negative evidence by the accounting standards that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. The accounting standards attribute greater weight to objective negative evidence than to subjective positive evidence, such as our projections for future growth. Based on this evaluation, as of December 31, 2015, a valuation allowance has been recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. At June 30, 2016 we continue to be in a three year cumulative loss position, therefore, until an appropriate level of profitability is attained, we expect to maintain a valuation allowance on net deferred tax assets related to future U.S. and Malaysia tax benefits and will no longer accrue tax benefits or tax expense on our Consolidated Statement of Operations. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. The tax provision for the six months ended June 30, 2016 is based on an estimated combined statutory effective tax rate. For the six months ended June 30, 2016, the difference between our effective tax rate of 2.1% and the U.S. federal 35% statutory rate and state 6.2% (net of federal benefit) statutory rate was primarily related to U.S. and Malaysia valuation allowances and Malaysia foreign tax rate differential.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations using a combination of issuances of common stock and cash generated from our operations. To fund operations, starting in December 2015, and from time to time in the six months ended June 30, 2016, we borrowed and subsequently repaid $1.5 million from our credit facility. As of June 30, 2016 we had $1.5 million of outstanding borrowing under our credit facility.

As of June 30, 2016, we had cash and short term investments totaling $18.1 million, including cash of $3.5 million held in deposits at major banks, $13.6 million invested in money market funds and $1.0 million of short-term investments in corporate notes and bonds.

Cash flows from operating activities

The following table represents the major components of our cash flows from operating activities for the six months ended June 30, 2016 and 2015:

	Six months ended June 30,
	2016	2015
	(in millions)
Net loss	$(15.5)	$(16.9)
Non-cash items:
Depreciation and amortization	3.3	6.6
Stock based compensation and other, net	1.1	0.7
Deferred taxes	(0.4)	—

Total non-cash items:	4.0	7.3

Working capital:
Accounts receivable	(1.0)	0.4
Inventories	0.7	0.1
Prepaid expenses and other assets	1.4	1.2
Accounts payable	0.3	(1.2)
Other accruals	(0.9)	—

Total working capital items:	0.5	0.5

Net cash used in operating activities	$(11.0)	$(9.1)

Cash used in operating activities was $11.0 million for the six months ended June 30, 2016. During such period, we generated a net loss of $15.5 million, non-cash expenses of $4.0 million, and an increase in cash from net working capital of $500,000. The net working capital decrease was driven by a decrease in inventory of $693,000 primarily related to a decrease in raw materials, and a decrease in other prepaid expenses of $1.4 million primarily related to a decrease in prepaid furnace and machinery components. This decrease was partially offset by an increase in accounts receivable of $1.0 million on timing of customer payments and a decrease in other accruals of $910,000 due to payment of a litigation settlement of $900,000 and timing of other payments.

Cash used in operating activities was $9.1 million for the six months ended June 30, 2015. During such period, we generated a net loss of $16.9 million, non-cash expenses of $7.3 million, and an increase in cash from net working capital of $500,000. The net working capital decrease was driven by a decrease in accounts receivable of $379,000 on timing of customer payments, a decrease in inventory of $124,000 primarily related to a decrease in raw materials, and a decrease in other prepaid expenses of $1.2 million primarily related to a decrease in prepaid furnace components. This increase was partially offset by a decrease in accounts payable of $1.2 million due to timing of payments.

Cash flows from investing activities

The following table represents the major components of our cash flows from investing activities for the six months ended June 30, 2016 and 2015:

	Six months ended June 30,
	2016	2015
	(in millions)
Purchases of property and equipment:
Machinery & equipment for coating process	$(0.7)	$—
Polishing platform and PSS machinery and equipment	—	(0.3)

Total purchases of property and equipment:	(0.7)	(0.3)

Purchases of investments	—	(1.1)
Proceeds from disposal of assets	0.2	—
Proceeds from sale of investments	7.9	8.5

Net cash used in investing activities	$7.4	$7.1

Net cash provided by investing activities was $7.4 million for the six months ended June 30, 2016. During the six months ended June 30, 2016, we used approximately $660,000 on the purchase of equipment for our new coating process and used proceeds from the sale of investments of $7.9 million to fund operations and capital spending.

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

We anticipate our capital expenditures will be closely controlled and only as required under existing obligations or as otherwise necessary to realize value from the development, commercialization or sale of products. We have a commitment to purchase a new tool that will enable us to provide the higher volume samples and pilot-production capacity which are required for customers to fully qualify and commercialize new products which will result in an additional capital expenditure of approximately $1.0 million. Our capital expenditures in the six months ended June 30, 2016 were $660,000.

Cash flows from financing activities

Net cash used in financing activities was $13,000 for the six months ended June 30, 2016, which represents cash used to settle net equity awards of $1,000, and a change in restricted cash of $12,000. Net cash used in financing activities was $16,000 for the six months ended June 30, 2015, which represents cash used to settle net equity awards of $8,000, and a change in restricted cash of $12,000 offset by proceeds from the exercise of options of $4,000.

Future liquidity requirements

We believe that our existing cash, cash equivalents and investments, and anticipated cash flows from operating activities and our secured credit facility will be sufficient to meet our anticipated cash needs for at least the next twelve months. However, if we are not able to reduce our use of cash in the next twelve months, we may not have enough funds available to continue operating at our current level in future periods. Our cash needs include cash required to fund our operations, and the capital needed to fund any future expansion in the U.S. and Asia and investments in new product development. If the assumptions underlying our business plan regarding future revenues and expenses change, or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or convertible debt securities. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. On April 19, 2016, we received notice from the Listing Qualifications Department of NASDAQ stating that we are not in compliance with NASDAQ’s minimum bid price requirement of $1.00 per share, because the closing bid price for our stock was below $1.00 for 30 consecutive business days. We have a grace period of 180 calendar days, or until October 17, 2016, to regain compliance with the minimum closing bid price requirement for continued listing and we may be eligible for an additional 180 calendar days grace period if we elect to, and qualify for, the transfer of our common stock to the NASDAQ Capital Market. In order to regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days. In the event we do not regain compliance within the applicable grace period(s), our common stock will be subject to delisting by NASDAQ. If our common stock were to be delisted, this would significantly impact our ability to raise funds through the issuance of equity. If we obtain additional debt financing or draw further on our credit facility, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. If we are unable to obtain financing, we may be unable to continue operations or successfully execute our business plan.

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

Inventory valuation

We value our inventory at the lower of cost or market. Market is determined based on net realizable value. Raw materials cost is determined using the first-in, first-out method, and work-in-process and finished goods costs are determined on a weighted-average cost basis which includes materials, labor and overhead. We establish inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based on customer required specifications. We evaluate the ability to realize the value of our inventory based on a combination of factors, including forecasted sales, estimated current and future market value and changes in customers’ product specifications. For the six months ended June 30, 2016, we accepted sales orders for core and wafer products at prices lower than our cost. Based on these sales prices, we recorded for the six months ended June 30, 2016 an adjustment which increased costs of goods sold and reduced inventory by $204,000 and $1.1 million, respectively. We expect pricing on these products to remain challenging at least for the next few quarters. Our method of estimating excess and obsolete inventory has remained consistent for all periods presented. However, if our recognition of excess or obsolete inventory is, or if our estimates of our inventory’s potential utility become, less favorable than currently expected, additional inventory reserves may be required. We determine our normal operating capacity and record as an expense costs attributable to lower utilization of equipment and staff. For the three and six months ended June 30, 2016, we determined that we were not operating at capacity and recorded costs associated with lower utilization of equipment and staff of $2.1 million and $4.5 million, respectively. For the remainder of 2016, it is likely that we will incur additional costs due to lower utilization of equipment and staff.

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

We review our available-for-sale securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When we conclude that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Consolidated Statement of Operations. As of June 30, 2016, no impairment was recorded.

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

In response to our current period operating losses combined with our history of continuing operating losses, we evaluated the recoverability of certain property and equipment. In the third quarter of 2015, the overall outlook for the sapphire market continued to be volatile as industry analysts reported significant worldwide over capacity and pricing of sapphire products reached historical lows. Based on our quarterly assessment using the most recent projections, impairment to these assets was indicated as of September 30, 2015, as the recoverable amount of undiscounted cash flows did not exceed the carrying amount of these assets and we recorded an asset impairment charge on machinery, equipment and facilities. At June 30, 2016, we reviewed the current fair market value and concluded no additional adjustments were needed except as noted below.

We are actively pursuing the sale of extra land we own in Batavia, Illinois. The property has a book value of $1.6 million and it is our intention to complete a sale within the next twelve-month period. Therefore, this property was reclassified as a current asset held for sale. Since the expected sale price is below the book value of the property, for the three and six months ended June 30, 2016, an impairment charge of $265,000 was recorded.

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

We allocate stock based compensation costs using a straight-line method which amortizes the fair value of each option on a straight-line basis over the service period. Based on the variables affecting the valuation of our common stock and the method used for allocating compensation costs, we recognized $151,000 and $312,000 in stock compensation expense during the three and six months ended June 30, 2016, respectively.

All option grants made during the three and six months ended June 30, 2016 and 2015 were granted at an exercise price per share equal to the closing market price of our common stock on the last market trading day prior to the date of grant. Therefore, there is no intrinsic value because the exercise price per share of each option was equal to the fair value of the common stock on the date of grant.

Based on the fair market value of the common stock at June 30, 2016, there is no aggregate intrinsic value of all stock options outstanding and exercisable.

Income tax valuation allowance

Evaluating the need for and amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all the positive and negative evidence available to determine whether all or some portion of the deferred tax assets will not be realized. A valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50%) that they will not be realized. In general, “realization” refers to the incremental benefit achieved through the reduction in future taxes payable or an increase in future taxes refundable from the deferred tax assets, assuming that the underlying deductible differences and carryforwards are the last items to enter into the determination of future taxable income. In determining our valuation allowance, we consider the source of taxable income including taxable income in prior carryback years, future reversals of existing temporary differences, the required use of tax planning strategies, and future taxable income exclusive of reversing temporary differences and carryforwards. We are in a cumulative loss position for the past three years, which is considered significant negative evidence by the accounting standards that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. Under the accounting standards objective verifiable evidence is given greater weight than subjective evidence, such as our projections for future growth. Based on an evaluation in accordance with the accounting standards, as of December 31, 2015, a valuation allowance has been recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. At June 30, 2016 we continue to be in a three year cumulative loss position, therefore until an appropriate level of profitability is attained, we expect to maintain a full valuation allowance on our U.S. and Malaysia net deferred tax assets.

Recent accounting pronouncement

In August 2014, the FASB issued ASU No. 2014-15 (“ASU 2014-15”), Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The standard requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management must evaluate whether it is probable that known conditions or events, considered in the aggregate, would raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. If such conditions or events are identified, the standard requires management’s mitigation plans to alleviate the doubt or a statement of the substantial doubt about the entity’s ability to continue as a going concern to be disclosed in the financial statements. The standard is effective for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. We are evaluating the impact, if any, of adopting ASU 2014-15 on our financial statements.

In July 2015, the FASB issued ASU No. 2015-11 (“ASU 2015-11”), Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendments in this ASU require an entity to measure in-scope inventory at the lower of cost and net realizable value, further clarifying consideration for net realizable value as estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. This ASU more closely aligns the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). For public business entities, ASU 2015-11 is effective for annual periods and interim periods beginning after December 15, 2016. The amendments in this ASU are prospectively applied with earlier adoption permitted. We are evaluating this guidance and do not believe the adoption will significantly impact the presentation of our financial condition, results of operations and disclosures.

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

In March 2016, FASB issued ASU No. 2016-09 (“ASU 2016-09”), Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting which modifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. We are evaluating the impact, if any, of adopting ASU 2016-09 on our financial statements.

In April 2016, the FASB issued ASU No. 2016-10, (“ASU 2016-10”), Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This update clarifies how an entity identifies performance obligations related to customer contracts as well as help to improve the operability and understanding of the licensing implementation guidance. The amendments in this update affect the guidance in ASU No. 2014-09, (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606), which supersedes most of the current revenue recognition requirements. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017 (early adoption is not permitted). The guidance permits the use of either a retrospective or cumulative effect transition method. In May 2016, the FASB issued ASU No. 2016-12, (“ASU 2016-12”), Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. This update clarifies the objectives of collectability, sales and other taxes, noncash consideration, contract modifications at transition, completed contracts at transition and technical correction. The amendments in this update affect the guidance in ASU 2014-09. We are evaluating the impact, if any, of adopting ASU 2014-09 and its updates, ASU 2016-10 and ASU 2016-12, on our consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of June 30, 2016, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2015.

ITEM 4.	CONTROLS AND PROCEDURES

Management’s evaluation of disclosure controls and procedures

Based on evaluations at June 30, 2016, our chief executive officer and chief financial officer (together, our “certifying officers”), with the participation of the management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting

Our certifying officers have concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

On April 30, 2015, Firerock Global Opportunity Fund LP filed a complaint in the Northern District of Illinois asserting federal securities claims against the Company, certain officers, its directors and the underwriters in the Company’s March 2014 stock offering. The complaint sought as a remedy either money damages or rescission of the March 2014 offering, plus attorneys’ fees. On October 29, 2015, after mediation and subsequent discussions, the parties reached a settlement agreement in principle. On January 27, 2016 the United States District Court for the Northern District of Illinois granted a motion for preliminary approval of the agreement, and on May 20, 2016, a final judgment and order of dismissal was granted. The settlement included a release of all defendants, and dismissal of the case against all defendants with prejudice. The Company recorded for the year ended December 31, 2015 an expense of $1.1 million of which $900,000 is the amount the Company contributed to the settlement and paid on February 17, 2016. The remaining costs of the settlement were covered by the Company’s insurance carriers.

On November 19, 2015, the Carolyn Piper Smithhisler Living Trust, derivatively on behalf of Rubicon Technology Inc., filed a complaint in the Eighteenth Judicial Circuit of Illinois against the Company’s Board of Directors and certain senior officers seeking to remedy alleged breaches of fiduciary duties and other violations of the law, failure to implement an effective system of internal controls, and failure to oversee the public statements made by the Company and certain individual defendants. The complaint sought as a remedy to recover damages against the individual defendants for the benefit of the Company and to require the Company to reform and improve its corporate governance and internal procedures plus attorneys’ fees. After extensive discussions, the parties informed the court on May 2, 2016 that they had reached a settlement agreement in principle. The proposed settlement provides for the Company to adopt certain governance changes and to pay certain amounts. On May 23, 2016, the court issued an order granting preliminary approval of the proposed settlement. On July 11, 2016, plaintiff’s unopposed motion for final approval of stockholder derivative settlement fee and expense amount and service award was filed. On August 1, 2016, the court issued a final judgment approving the settlement and an order of dismissal was granted. The Company’s insurance carriers are expected to cover substantially all of the settlement payments and related expenses, including legal fees.

ITEM 1A.	RISK FACTORS

Our business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond our control. We have identified a number of these risk factors in our Annual Report on Form 10-K as amended for the year ended December 31, 2015, which factors should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in our Annual Report on Form 10-K as amended for the year ended December 31, 2015 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, other than as set forth below.

We are exploring and evaluating alternatives with a goal of providing greater value to our stockholders. There can be no assurance that we will be successful in identifying or completing any alternative, or that any such alternative will yield additional value for stockholders.

Our management and Board of Directors are continuing to review alternatives with a goal of providing greater value to our stockholders. These alternatives could result in, among other things, modifying or eliminating certain of our operations, selling material assets or business segments, seeking additional financing, a sale of the business, a merger, consolidation or other business combination, partnering or other collaboration agreements, potential acquisitions or recapitalizations, in one or more transactions, or we may continue to operate with our current business plan and strategy. There can be no assurance that the exploration of alternatives will result in the identification or consummation of any transaction. In addition, we may incur substantial expenses associated with identifying and evaluating potential alternatives. The process of exploring alternatives may be time consuming, distracting to management and disruptive to our business operations and if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We also cannot provide assurance that any potential transaction or other alternative, if identified, evaluated and consummated, will provide greater value to our stockholders than that reflected in the current stock price. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in our business and the availability of financing to potential buyers on reasonable terms.

ITEM 6.	EXHIBITS

The exhibits filed or incorporated by reference as a part of this report are listed in the Index to Exhibits which appears following the signature page to this Quarterly Report on Form 10-Q and is incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2016.

Rubicon Technology, Inc.

Date: August 9, 2016	By:	/s/ William F. Weissman
William F. Weissman
President and Chief Executive Officer

Date: August 9, 2016	By:	/s/ Mardel A. Graffy
Mardel A. Graffy
Chief Financial Officer

EXHIBIT INDEX

The Exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Incorporation by Reference

3.1	Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to the registrant’s Registration Statement on Form S-1/A, filed on November 1, 2007 (File No. 333-145880)

3.2	Amendment No. 1 to Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 29, 2011 (File No. 1-33834)

3.3	Second Amended and Restated Bylaws of Rubicon Technology, Inc.	Filed as Exhibit 3.3 to the registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2016 (File No. 1-33834)

10.1	Rubicon Technology, Inc. 2016 Stock Incentive Plan	Filed as Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A, filed on May 18, 2016 (File No. 1-33834)

10.2	Form of Notice of Stock Option Grant and Stock Option Agreement pursuant to Rubicon Technology, Inc. 2016 Stock Incentive Plan

10.3	Form of Non-Employee Director Restricted Stock Agreement pursuant to Rubicon Technology, Inc. 2016 Stock Incentive Plan

10.4	Form of Restricted Stock Unit Agreement pursuant to Rubicon Technology, Inc. 2016 Stock Incentive Plan (with time-based vesting)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

**	Filed electronically with this Quarterly Report on Form 10-Q