Form 10-Q
period 2017-03-31
Rubicon Technology, Inc.
filed 2017-05-12
CIK 1410172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒     Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

As of May 8, 2017 the Registrant had 2,710,239 shares of common stock, par value $0.001 per share, outstanding.

RUBICON TECHNOLOGY, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2017

PART I FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

Rubicon Technology, Inc.

Consolidated balance sheets

	March 31, 2017	December 31, 2016
	(unaudited) (in thousands, other than share data)
Assets
Cash and cash equivalents	$18,367	$17,672
Restricted cash	165	163
Accounts receivable, net	760	2,585
Inventories	7,227	8,000
Other inventory supplies	1,317	1,486
Prepaid expenses and other current assets	1,387	1,082
Assets held for sale	16,595	14,761
Total current assets	45,818	45,749
Property and equipment, net	2,486	7,110
Other assets	47	154
Total assets	$48,351	$53,013

Liabilities and stockholders’ equity
Accounts payable	$710	$948
Accrued payroll	570	182
Accrued and other current liabilities	562	602
Corporate income and franchise taxes	456	568
Accrued real estate taxes	300	241
Advance payments	19	23
Total current liabilities	2,617	2,564

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 undesignated shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 8,200,000 shares authorized and 2,865,374 and 2,860,367 shares issued; 2,687,889 and 2,682,882 shares outstanding	29	29
Additional paid-in capital	375,239	374,903
Treasury stock, at cost, 177,484 shares	(12,148)	(12,148)
Accumulated other comprehensive loss	(8)	(30)
Accumulated deficit	(317,378)	(312,305)
Total stockholders’ equity	45,734	50,449
Total liabilities and stockholders’ equity	$48,351	$53,013

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of operations

	Three months ended March 31,
	2017	2016
	(unaudited) (in thousands, other than share and per share data)
Revenue	$1,269	$4,287
Cost of goods sold	2,850	9,706
Gross loss	(1,581)	(5,419)
Operating expenses:
General and administrative	1,811	1,767
Sales and marketing	244	391
Research and development	641	579
Loss on disposal of assets	749	—
Loss from operations	(5,026)	(8,156)
Other income (expense):
Interest income	6	24
Interest expense	—	(35)
Realized gain on foreign currency translation	6	683
Total other income	12	672
Loss before income taxes	(5,014)	(7,484)
Income (expense) tax benefit	(60)	151
Net loss	$(5,074)	$(7,333)
Net loss per common share
Basic	$(1.90)	$(2.80)
Diluted	$(1.90)	$(2.80)
Weighted average common shares outstanding used in computing net loss per common share basic and diluted	2,673,474	2,622,661

The accompanying notes are an integral part of these consolidated statements.

2

Rubicon Technology, Inc.

Consolidated statements of comprehensive loss

	Three months ended March 31,
	2017	2016
	(unaudited) (in thousands)
Net loss	$(5,074)	$(7,333)
Other comprehensive income:
Unrealized gain on investments, net of tax	12	5
Unrealized gain (loss) on currency translation	10	(2)
Other comprehensive income	22	3
Comprehensive loss	$(5,052)	$(7,330)

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of cash flows

	Three months ended March 31,
	2017	2016
	(unaudited) (in thousands)
Cash flows from operating activities
Net loss	$(5,074)	$(7,333)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	570	1,642
Net loss on disposal of assets	749	—
Stock-based compensation	398	370
Deferred taxes	—	(159)
Changes in operating assets and liabilities:
Accounts receivable	1,825	(199)
Inventories	773	1,219
Other inventory supplies	46	328
Prepaid expenses and other assets	(198)	647
Accounts payable	(227)	123
Accrued payroll	386	64
Corporate income and franchise taxes	(111)	(148)
Advanced payments	(4)	7
Accrued and other current liabilities	(9)	(948)
Net cash used in operating activities	(876)	(4,387)

Cash flows from investing activities
Purchases of property and equipment	—	(549)
Proceeds from disposal of assets	1,594	—
Purchases of investments	4	—
Proceeds from sale of investments	8	5,785
Net cash provided by investing activities	1,606	5,236

Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(8)	(1)
Restricted cash	(2)	(16)
Net cash used in financing activities	(10)	(17)

Net effect of currency translation	(25)	(758)
Net increase in cash and cash equivalents	695	74
Cash and cash equivalents, beginning of period	17,672	21,216
Cash and cash equivalents, end of period	$18,367	$21,290

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

1. BASIS OF PRESENTATION

Interim financial data

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements and should be read in conjunction with Rubicon Technology, Inc.’s (the “Company”) annual report filed on Form 10-K for the fiscal year ended December 31, 2016. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Consolidated operating results for the three-month period ended March 31, 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017.

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

Going Concern

The Company evaluates whether it is probable that known conditions or events, considered in the aggregate, would raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. If such conditions or events are identified, the Company prepares mitigation plans to alleviate the doubt or a statement of the substantial doubt about the Company’s ability to continue as a going concern. The Company’s negative financial trends of recurring operating losses and negative cash flow from operating activities are considered conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern. The Company has plans in place that are considered as probable to effectively mitigate the adverse conditions. Activities around the Company’s restructuring and mitigation plans are more fully disclosed below under assets held for sale and long-lived assets.

Investments

When the Company invests available cash, it primarily invests it in investment grade commercial paper, corporate notes, FDIC guaranteed certificates of deposit, common stock, and government securities. Investments classified as available-for-sale securities are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive loss. Investments in trading securities are reported at fair value, with both realized and unrealized gains and losses recorded in other income (expense), in the Consolidated Statement of Operations. Investments in which the Company has the ability and intent, if necessary, to liquidate in order to support its current operations, are classified as short-term.

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

Accounts receivable

The majority of the Company’s accounts receivable is due from manufacturers serving the optical systems and specialty electronics devices industries. Credit is extended based on an evaluation of the customer’s financial condition. Accounts receivable are due based on contract terms and at stated amounts due from customers, net of an allowance for doubtful accounts.

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

	March 31, 2017	December 31, 2016
	(in thousands)
Beginning balance	$31	$389
Charges to costs and expenses	(24)	(235)
Accounts charged off, less recoveries	—	(123)
Ending balance	$7	$31

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

At times in 2016, the Company has accepted sales orders for core and wafer products at prices lower than cost. Based on these sales prices, the Company has recorded for the three months ended March 31, 2016, a lower of cost or market adjustment which reduced inventory and increased cost of goods sold by $1.1 million. The Company did not record any additional lower of cost or market adjustments for the three months ended March 31, 2017.

Inventories are composed of the following:

	March 31, 2017	December 31, 2016
	(in thousands)
Raw materials	$2,548	$3,112
Work-in-process	3,743	4,251
Finished goods	936	637
	$7,227	$8,000

Property and equipment

Property and equipment consisted of the following:

	March 31, 2017	December 31, 2016
	(in thousands)
Machinery, equipment and tooling	$8,723	$17,769
Leasehold improvements	4,624	4,624
Information systems	878	991
Furniture and fixtures	260	699
Construction-in-progress	263	263
Total cost	14,748	24,346
Accumulated depreciation and amortization	(12,262)	(17,236)
Property and equipment, net	$2,486	$7,110

Assets held for sale and long-lived assets

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

In the third quarter of 2016, the Company announced its decision to limit its focus to the optical and industrial sapphire markets and to exit the LED market. This resulted in closing of the Malaysia facility. The Company evaluated its Malaysia asset portfolio based on assuming an orderly liquidation plan. Based on this review, the Company recorded for the year ended December 31, 2016 an asset impairment charge on its Malaysia machinery, equipment and facilities. In the fourth quarter of 2016, the Company developed a plan to scale down the remaining operations and sell additional assets that would not be needed. In this regard, the Company identified excess U.S. machinery, equipment and facilities. Based on these reviews, the Company recorded for the year ended December 31, 2016 an asset impairment charge on its Malaysia and U.S. machinery, equipment and facilities of $26.6 million.

In the first quarter of 2017, the Company held auctions for the sale of certain equipment located in Batavia, Illinois, and Malaysia, resulting in the sale of a portion of the excess U.S. and some of the Malaysia equipment reducing the net book value of machinery and equipment by $2.3 million. Unsold equipment, including excess crystal growth furnaces, was classified as current assets held for sale at March 31, 2017.

The Company is seeking to sell a manufacturing and office facility in Batavia, Illinois, a parcel of extra land the Company owns in Batavia, Illinois, and a facility in Penang, Malaysia. Although the Company cannot assure the timing of this sale, as it is the Company’s intention to complete the sale within the next twelve-month period, these properties were classified as current assets held for sale at March 31, 2017 and December 31, 2016.

At March 31, 2017, the Company reviewed the current fair market value of its assets and concluded no additional adjustments were needed. The Company will continue to assess its long-lived assets to ensure the carrying amount of these assets is still appropriate given any changes in the asset usage, marketplace and other factors used in determining the current fair market value.

The Company cannot guarantee that it will be able to successfully complete the sale of any assets.

Revenue recognition

Revenues recognized include product sales and billings for costs and fees for government contracts.

Product Sales

The Company recognizes revenue from product sales when earned. Revenue is recognized when, and if, evidence of an arrangement is obtained and the other criteria to support revenue recognition are met, including:

●	Persuasive evidence of an arrangement exists. The Company requires evidence of a purchase order with the customer specifying the terms and specifications of the product to be delivered, typically in the form of a signed quotation or purchase order from the customer.

●	Title has passed and the product has been delivered. Title passage and product delivery generally occur when the product is delivered to a common carrier.

●	The price is fixed or determinable. All terms are fixed in the signed quotation or purchase order received from the customer. The purchase orders do not contain rights of cancellation, return, exchange or refund.

●	Collection of the resulting receivable is reasonably assured. The Company’s standard arrangement with customers includes payment terms. Customers are subject to a credit review process that evaluates each customer’s financial position and its ability to pay. Collectability is determined by considering the length of time the customer has been in business and history of collections. If it is determined that collection is not probable, no product is shipped and no revenue is recognized unless cash is received in advance.

Government Contracts

The Company recognizes research and development revenue in the period during which the related costs are incurred over the contractually defined period. In July 2012, the Company signed a contract with the Air Force Research Laboratory to produce large-area sapphire windows on a cost plus fixed fee basis. The Company records research and development revenue on a gross basis as costs are incurred plus a portion of the fixed fee. For the three months ended March 31, 2017 and 2016, $26,000 and $97,000 of revenue was recognized, respectively. The total value of the contract is $4.7 million, of which $4.3 million has been recorded through March 31, 2017. For the year ended December 31, 2016, the Company recorded estimated costs expected to be incurred in excess of this contract value of $217,000. No additional adjustments for the excess contract costs were recorded for the three months ended March 31, 2017.

The Company does not provide maintenance or other services and it does not have sales that involve multiple elements or deliverables.

Net loss per common share

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

Diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2017 and 2016 because the effects of potentially dilutive securities are anti-dilutive.

As of March 31, 2017 and 2016, diluted shares outstanding were the same as basic shares outstanding as the exercise price of outstanding stock options exceeded the weighted-average trading share price.

Other comprehensive loss

Comprehensive loss is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive loss includes net earnings (loss) and other non-owner changes in equity that bypass the statement of operations and are reported in a separate component of equity. For the three months ended March 31, 2017, other comprehensive loss included foreign currency translation adjustments. For the twelve months ended December 2016, other comprehensive loss included the unrealized loss on investments and foreign currency translation adjustments.

The following table summarizes the components of comprehensive loss:

	March 31, 2017	December 31, 2016
	(in thousands)
Unrealized loss on investments (net of taxes)	$—	$(12)
Unrealized loss on currency translation	(8)	(18)
Ending balance	$(8)	$(30)

New accounting pronouncements adopted

In March 2016, the FASB issued ASU No. 2016-09 (“ASU 2016-09”), Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting which modifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted ASU 2016-09 at January 1, 2017, and the impact of adopting ASU 2016-09 for the three months ended March 31, 2017 was that the Company was required to bring the deferred tax assets related to off balance net operating losses onto the balance sheet. This increased the Company’s deferred tax assets by $10.3 million with a corresponding entry to retained earnings. Since the Company continues to be in a full valuation allowance, there was an entry made to the valuation allowance to offset the increase to the deferred tax assets with a corresponding entry to retained earnings.

Recent accounting pronouncements

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

Revenue is attributed by geographic region based on ship-to location of the Company’s customers. The following table summarizes revenue by geographic region:

	Three months ended March 31,
	2017	2016
	(in thousands)
United States	$796	$1,111
Israel	216	171
Korea	—	422
Australia	—	412
Canada	203	233
Germany	12	1,538
Other	42	400
Revenue	$1,269	$4,287

The following table summarizes revenue by product type:

	Three months ended March 31,
	2017	2016
	(in thousands)
Optical	$1,218	$1,404
Core	15	441
Wafer	10	2,345
Research & development	26	97
Revenue	$1,269	$4,287

The following table summarizes assets by geographic region:

	March 31, 2017	December 31, 2016
	(in thousands)
United States	$42,868	$47,171
Malaysia	5,466	5,811
Other	17	31
Total assets	$48,351	$53,013

4. INVESTMENTS

Company’s investments are classified as available-for-sale securities and are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive income (loss). The Company did not have any short-term investments as of March 31, 2017 and December 31, 2016.

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

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.

●	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2017:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$10,960	$—	$—	$10,960

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$10,949	$—	$—	$10,949

In addition to the money market funds above, the Company had approximately $7.4 million and $6.7 million of time deposits included in cash and cash equivalents as of March 31, 2017 and December 31, 2016, respectively.

5. SIGNIFICANT CUSTOMERS

For the three months ended March 31, 2017, the Company had four customers individually that accounted for approximately 16%, 16%, 15% and 11% of revenue. For the three months ended March 31, 2016, the Company had one customer individually that accounted for approximately 35% of revenue. No other customer accounted for 10% or more of the Company’s revenues during the three months ended March 31, 2017 and 2016.

Customers individually representing more than 10% of trade receivables accounted for approximately 62% and 75% of accounts receivable as of March 31, 2017 and December 31, 2016, respectively. The Company grants credit to customers based on an evaluation of their financial condition. Losses from credit sales are provided for in the financial statements.

6. STOCKHOLDERS’ EQUITY

Common Stock

As further detailed in Note 11 Subsequent Events, on May 5, 2017, the Company effected a 1-for-10 reverse stock split of its common stock. All common stock and stock incentive plan information in these financial statements has been restated to reflect this split.

As of March 31, 2017, the Company had reserved 300,478 shares of common stock for issuance upon the exercise of outstanding common stock options and vesting of restricted stock units. Also, 198,532 shares of the Company’s common stock were reserved for future grants of stock options and restricted stock units (or other similar equity instruments) under the Rubicon Technology, Inc. 2016 Stock Incentive Plan (the “2016 Plan”) as of March 31, 2017.

7. STOCK INCENTIVE PLANS

The Company sponsored a stock option plan, the Rubicon Technology Inc. 2001 Equity Plan as amended (the “2001 Plan”), which allowed for the granting of incentive and nonqualified stock options for the purchase of common stock. The maximum number of shares that may be awarded or sold under the 2001 Plan was 144,967 shares. Each option granted under the 2001 Plan entitled the holder to purchase one share of common stock at the specified option exercise price. The exercise price of each incentive stock option granted could not be less than the fair market value on the grant date. Management and the Board of Directors (the “Board”) determined vesting periods and expiration dates at the time of the grant. On August 2, 2011, the 2001 Plan expired. Any existing options under the 2001 Plan remain outstanding in accordance with their current terms under the 2001 Plan.

In August 2007, the Company adopted the Rubicon Technology Inc. 2007 Stock Incentive Plan, which was amended and restated effective in March 2011 (the “2007 Plan”), and which allowed for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance awards and bonus shares. The maximum number of shares that could be awarded under the 2007 Plan was 440,769 shares. Options granted under the 2007 Plan entitle the holder to purchase shares of the Company’s common stock at the specified option exercise price, which could not be less than the fair market value of the common stock on the grant date. On June 24, 2016, the plan terminated with the adoption of the Rubicon Technology, Inc. 2016 Stock Incentive Plan, (the “2016 Plan”). Any existing awards under the 2007 Plan remain outstanding in accordance with their current terms under the 2007 Plan.

In June 2016, the Company’s stockholders approved adoption of the 2016 Plan effective as of March 17, 2016, which allows for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance awards and bonus shares. The Compensation Committee of the Board administers the 2016 Plan. The committee determines the type of award to be granted, the fair market value, the number of shares covered by the award, and the time when the award vests and may be exercised.

Pursuant to the 2016 Plan, 222,980 shares of the Company’s common stock plus any shares subject to outstanding awards under the 2007 Plan that subsequently expire unexercised, are forfeited without the delivery of shares or are settled in cash, will be available for issuance under the 2016 Plan. The 2016 Plan will automatically terminate on March 17, 2026, unless the Company terminates it sooner.

The Company uses the Black-Scholes option pricing model to value stock options issued after January 1, 2006. The Company uses a three-year historical stock price average to determine its volatility assumptions. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The expected term is based upon the vesting term of the Company’s options, a review of a peer group of companies, and expected exercise behavior. The forfeiture rate is based on past history of forfeited options. The expense is allocated using the straight-line method. For the three months ended March 31, 2017 and 2016, the Company recorded $205,000 and $161,000, respectively, of stock option compensation expense. As of March 31, 2017, the Company had $459,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s stock-based plans that it expects to recognize over a weighted-average period of 2.74 years.

The Company used a Monte Carlo simulation model valuation technique to determine the fair value of 59,098 RSUs granted to a key executive pursuant to an employment agreement in March 2017 because the awards vest based upon achievement of market price targets. The RSUs vest in the amounts set forth below on the first date the 15-trading day average closing price of the Company’s common stock equals or exceeds the corresponding target price for the common stock before March 15, 2021.

Number of restricted stock units	Target price
15,000	$6.50
15,000	$8.00
15,000	$9.50
14,098	$11.00

When the terms of the negotiation of the terms of the employment agreement began, the closing price of the common stock was $5.50. On the date of grant, the closing price of the common stock was $6.30.

The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each RSU. The Company used the following assumptions in determining the fair value of the RSUs:

Daily expected stock price volatility	4.4237%
Daily expected mean return on equity	(0.2226%)
Daily expected dividend yield	0.0%
Average daily risk free interest rate	0.0063%

The daily expected stock price volatility is based on a four-year historical volatility of the Company’s common stock. The daily expected dividend yield is based on annual expected dividend payments. The average daily risk-free interest rate is based on the three-year treasury yield as of the grant date. Each of the tranches is calculated to have its own fair value and requisite service period. The fair value of each tranche is amortized over the requisite or derived service period which is up to four years. These RSUs had a grant date fair value of $322,623.

The following table summarizes the activity of the stock incentive and equity plans as of March 31, 2017 and changes during the three months then ended:

	Shares available for grant	Number of options outstanding	Weighted- average option exercise price	Number of restricted stock and board shares issued	Number of restricted stock units outstanding
At January 1, 2017	243,218	253,541	$37.30	76,483	12,584
Granted	(65,261)	—	—	6,162	59,098
Exercised/issued	—	—	—	—	(4,158)
Cancelled/forfeited	20,575	(20,587)	67.39	—	—
At March 31, 2017	198,532	232,954	$34.65	82,645	67,524

The Company’s aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock. Based on the fair market value of the common stock at March 31, 2017 and 2016, there was no intrinsic value for options outstanding.

A summary of the Company’s non-vested options during the three months ended March 31, 2017 is presented below:

	Options	Weighted- average exercise price
Non-vested at January 1, 2017	148,983	$10.20
Granted	—	—
Vested	(27,258)	14.88
Forfeited	(7,625)	10.71
Non-vested at March 31, 2017	114,100	$9.05

For the three months ended March 31, 2017 and 2016, the Company recorded $136,000 and $71,000, respectively, of restricted stock unit (“RSU”) expense. As of March 31, 2017, there was $355,000 of unrecognized compensation cost related to the non-vested RSUs. This cost is expected to be recognized over a weighted-average period of 0.82 years.

A summary of the Company’s restricted stock units is as follows:

	RSUs outstanding	Weighted average price at time of grant	Aggregate intrinsic value
Non-vested restricted stock units as of January 1, 2017	12,584	$16.00
Granted	59,098	6.50
Vested	(4,158)	13.80
Cancelled	—	—
Non-vested at March 31, 2017	67,524	$7.82	$528,095

For the three months ended March 31, 2017 and 2016, the Company recorded $57,000 and $138,000, respectively, of stock compensation expense related to restricted stock.

An analysis of restricted stock issued is as follows:

Non-vested restricted stock as of January 1, 2017	16,470
Granted	6,162
Vested	(15,280)
Non-vested restricted stock as of March 31, 2017	7,352

8. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company experiences routine litigation in the normal course of its business. The Company currently does not have any material pending litigation.

9. INCOME TAXES

The Company is subject to income taxes in the U.S. and Malaysia. On a quarterly basis, the Company assesses the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment and multiple factors, both positive and negative, are considered. For the period ended March 31, 2017, a valuation allowance has been included in the 2017 forecasted effective tax rate. The Company is in a cumulative loss position for the past three years, which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. Under the accounting standards objective verifiable evidence is given greater weight than subjective evidence such as the Company’s projections for future growth. Based on an evaluation in accordance with the accounting standards, as of December 31, 2015, a valuation allowance has been recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. At March 31, 2017, the Company continues to be in a three-year cumulative loss position, therefore, until an appropriate level of profitability is attained, the Company expects to maintain a full valuation allowance on its U.S. and Malaysia net deferred tax assets. Any U.S. and Malaysia tax benefits or tax expense recorded on the Company’s Consolidated Statement of Operations will be offset with a corresponding valuation allowance until such time that the Company changes its determination related to the realization of deferred tax assets. In the event that the Company changes its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

The tax provision for the three months ended March 31, 2017 is based on an estimated combined statutory effective tax rate. The Company recorded for the three months ended March 31, 2017 a tax expense of $60,000 for an effective tax rate of 1.0%. For the three months ended March 31, 2017 the difference between the Company’s effective tax rate and the U.S. federal 35% statutory rate and state 6.2% (net of federal benefit) statutory rate was primarily related to U.S. and Malaysia valuation allowances, Malaysia foreign tax rate differential, and Malaysia withholding taxes on intercompany loan interest.

10. CREDIT FACILITY

In January 2013, the Company entered into a three-year term agreement with a bank to provide the Company with a senior secured credit facility of up to $25.0 million. The agreement provided for the Company to borrow up to 80% of eligible accounts receivable and up to 35% of domestically held raw material and finished goods inventory. Advances against inventory were limited to 40% of the aggregate outstanding on the revolving line of credit and $10.0 million in aggregate. The Company had the option to borrow at an interest rate of LIBOR plus 2.75% or the Wall Street Journal prime rate plus 0.50%. If the Company maintained liquidity of $20.0 million or greater with the lending institution, then the borrowing interest rate options were LIBOR plus 2.25% or the Wall Street Journal prime rate. There was an unused revolving line facility fee of 0.375% per annum. The facility was secured by a first priority interest in substantially all of the Company’s personal property, excluding intellectual property. The Company was required to maintain an adjusted quick ratio of 1.40 to 1.00, maintain operating and other deposit accounts with the bank or bank’s affiliates of 25% of the Company’s total worldwide cash, securities and investments, and the Company could pay dividends or repurchase capital stock only with the bank’s consent during the three-year term. In August 2015, the Company entered into an amended agreement with the bank to extend the senior secured facility through January 2018. Under the amended agreement, advances against inventory were limited to the lesser of 45% of the aggregate outstanding principal on the revolving line of credit and $10.0 million and the rate on facility fee on the unused portion of the revolving line was adjusted to 0.50% per annum. All other terms and conditions remained the same. The agreement contained a subjective acceleration clause and required the Company to maintain a lockbox. As a result, the Company had classified the debt as a current liability on its balance sheet.

In September 2016, the Company voluntarily terminated the loan agreement. Pursuant to the pay-off letter for termination of the loan agreement, upon payment of the pay-off amount, all obligations under the loan agreement were paid and discharged in full, all unfunded commitments by the bank to make credit extensions to the Company under the loan agreement were terminated, all security interests granted to or held by the bank under the loan agreement were released, and all guaranties supporting the loan agreement were released. The Company did not incur any early termination penalties in connection with the termination.

For the three months ended March 31, 2017, the Company incurred no interest expense. For the three months ended March 31, 2016, the Company recorded interest expense of $35,000, which includes $31,000 of interest expense charged on the unused portion of the facility.

11. SUBSEQUENT EVENTS

On April 19, 2017, the Company received a staff determination letter from the Listing Qualifications Department of NASDAQ informing the Company that it has failed to regain compliance with the minimum bid price requirement set forth in Listing Rule 5550(a)(2), and that the Company’s common stock would be delisted from the NASDAQ Capital Market at the opening of business on April 28, 2017 unless the Company timely requested an appeal of this determination. On April 26, 2017, the Company submitted an appeal requesting a hearing before a NASDAQ listing qualifications panel. The delisting of the Company’s securities has been stayed until the hearing is completed and the hearing panel has issued a written decision. The hearing date will be determined by NASDAQ and, to the extent practicable, would be scheduled within 45 calendar days from the date of the request

At the Company’s annual meeting of stockholders held on May 3, 2017, the Company’s stockholders approved, (i) an amendment to the Company’s Eighth Amended and Restated Certificate of Incorporation (as amended, the “Certificate of Incorporation”) to effect a reverse stock split of the Company’s common stock in a range of 1-for-10 to 1-for-20, such ratio to be determined in the sole discretion of the Board; and (ii) an amendment to the Certificate of Incorporation to decrease the Company’s authorized number of shares of common stock to three times the number of shares of the Company’s common stock outstanding immediately following the reverse stock split, rounded up to the nearest 100,000 shares. On May 3, 2017, following the annual meeting, the Board determined to effect the reverse stock split at a ratio of 1-for-10, and the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to implement the reverse stock split. The amendment and the reverse stock split were effective on May 5, 2017.

As a result of the reverse stock split, every 10 shares of issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock. Additionally, the number of authorized shares of common stock under the Certificate of Incorporation were reduced from 40,000,000 to 8,200,000 and, consequently the Company’s total number of authorized shares of stock was reduced from 45,000,000 to 13,200,000.

Stockholders will receive cash in lieu of any fractional shares resulting from the reverse stock split in a proportionate amount equal to $0.78 per pre-split share based on the average closing price of the Common Stock for the 30 trading days immediately preceding the effective date of the reverse stock split.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

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

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Before investing in our common stock, investors should be aware that the occurrence of the risks, uncertainties and events described in the section entitled “Risk Factors” in our Annual Report on Form 10-K, for the year ended December 31, 2016 and elsewhere in this Quarterly Report could have a material adverse effect on our business, results of operations and financial condition.

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

You should read this Quarterly Report, the documents that we reference in this Quarterly Report and have filed with the SEC as exhibits and our Annual Report on Form 10-K, for the year ended December 31, 2016 with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

Unless otherwise indicated, the terms “Rubicon,” the “Company,” “we,” “us,” and “our” refer to Rubicon Technology, Inc. and our consolidated subsidiaries.

OVERVIEW

We are a vertically integrated, advanced materials provider specializing in monocrystalline sapphire for applications in optical and industrial systems. We apply our proprietary crystal growth technology to produce high-quality sapphire products to meet our customers exacting specifications. Historically, we have also provided sapphire products to the LED and mobile device markets, which are the largest markets for sapphire. However, given competitive pressures in those markets, in September 2016 we announced our decision to limit our focus in the near-term on the optical and industrial sapphire markets and exit the LED market. While these are smaller markets, we believe that due to more challenging customer requirements, competition is more limited and margin opportunities are greater. We believe the developing optical and industrial segments of the market require large diameter sapphire products, high quality sapphire and ultra-thin double side polished windows and wafers which many sapphire producers do not have the capability to provide. In addition, military applications often require a U.S. based source for sapphire. We believe that we continue to have a reputation as one of the highest quality sapphire producers in the market. We also have the ability to maintain that crystal quality while growing crystal in very large formats. We provide optical and industrial sapphire products in various shapes and sizes, including round and rectangular windows and blanks, domes, tubes and rods.

With the decision to exit the LED market, we stopped production activities in Penang, Malaysia in November 2016 and subsequently closed this plant in December 2016. Our wafer patterning equipment in Malaysia was sold in the fourth quarter of 2016. We held an auction in March 2017 in an effort to sell the polishing and fabrication equipment with mixed results. Since the March 2017 auction, we have continued to seek buyers for the remaining unsold equipment. Additionally, we are seeking to sell our Malaysia real estate. The timing of the sale of the equipment and real estate is difficult to predict. Following the decision to focus on smaller optical and industrial sapphire markets in the fourth quarter 2016, we evaluated our U.S. asset portfolio and determined that we now have excess crystal growth and fabrication capacity in the U.S. Consequently, we have consolidated operations into our leased spaces in Bensenville, Illinois and Franklin Park, Illinois and vacated our largest owned manufacturing and office facility in Batavia, Illinois. In March 2017, we held an auction to sell excess equipment from our Batavia facility. Other than our crystal growth furnaces, most of this equipment was sold. The plant itself is a special purpose facility with extensive enhancements to power and water-cooling systems required for crystal growth production. We are also actively seeking to sell this property and our initial focus is to find a buyer that is interested in both the building and improved infrastructure. Timing on the sale of this real estate as well as the crystal growth furnaces and equipment is also difficult to predict.

With the focus on smaller optical and industrial markets, the closing of our plant in Malaysia, and the consolidation of our operations in the U.S., our LED revenue has ceased. We anticipate that our sales will be almost exclusively from optical and industrial sapphire components. The following table summarizes optical revenue for each of the last three years:

Year ended December 31,	Optical revenue (in thousands)	% of total revenue
2016	$4,568	23%
2015	$5,086	21%
2014	$7,057	15%

We operate in an extremely volatile market, so our ability to expand our optical and industrial business and acceptance of new product offerings is difficult to predict.

In addition, our current optical and industrial sapphire business serves smaller markets than our historical undertakings, so we are actively evaluating the acquisition of profitable companies both in and outside of the sapphire market to utilize our substantial net tax operating loss carry-forwards. Because acquisitions are being given greater consideration, in February 2017, we commenced a search for a new CEO with more extensive experience in mergers and acquisitions. Timothy E. Brog was appointed as our new President and CEO, effective as of March 17, 2017. Mr. Brog has served on the Board since May 2016 and will continue to serve as a director of the Company. Mr. Brog replaced William Weissman, who was our President and CEO. Although the Company initially expected to enter into a consulting agreement with Mr. Weissman to provide certain transition services, the Company no longer expects such services will be required.

 We recognize research and development revenue in the period during which the related costs and fees are incurred.

Historically, a significant portion of our revenue has been derived from sales to relatively few customers. For the three months ended March 31, 2017, we had four customers individually that accounted for approximately 16%, 16%, 15% and 11% of revenue. Our principal customers have historically been semiconductor device manufacturers and wafer polishing companies. For the three months ended March 31, 2016, we had one customer individually that accounted for approximately 35% of revenue. No other customer accounted for 10% or more of our revenues during the three months ended March 31, 2017 and 2016. We expect our sales to continue to be concentrated among a small number of customers. However, we also expect that our significant customers may change from time to time.

We recognize revenue based upon shipping terms with our customers and from our government contract as costs and fees are incurred. Delays in product orders or changes to the timing of shipments could cause our quarterly revenue to vary significantly. We sell our products on a global basis and historically derived a significant portion of our revenue from customers outside of the U.S. In most periods, the majority of our sales were to the European and Asian markets. We expect a major source of our future revenue to be from the North American market. All of our revenue and corresponding accounts receivable are denominated in U.S. dollars.

We currently outsource some of our production processes. If these outsourcing processes were to be disrupted or terminated, we may have difficulty in finding, or may be unable to find, alternative sources for these items. As a result, we may be unable to meet the demand for our products, which could have a material adverse impact on our business.

We manage direct sales primarily from our Bensenville, Illinois offices. Substantially all of our revenue is generated by our direct sales force and we expect this to continue in the future.

We manufacture and ship our products from our facilities in the Chicago metropolitan area. We have approximately 226,400 square feet of manufacturing and office space in Batavia, Franklin Park and Bensenville, Illinois and a 65,000 square foot facility in Penang, Malaysia. The Malaysia and Batavia facilities are currently held for sale. Also, additional land in Batavia, Illinois, is held for sale.

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

We account for income taxes under the asset and liability method whereby the expected future tax consequences of temporary differences between the book value and the tax basis of assets and liabilities are recognized as deferred tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to be recognized. Our analysis of ownership changes that limit the utilization of our net operating loss (“NOL”) carryforwards as of December 31, 2016, shows no impact on such utilization. We are in a cumulative loss position for the past three years which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. Based on an evaluation in accordance with the accounting standards, a valuation allowance has been recorded against the net U.S. and Malaysia deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. Until an appropriate level of profitability is attained, we expect to maintain a full valuation allowance on our U.S. and Malaysia net deferred tax assets. Any U.S. and Malaysia tax benefits or tax expense recorded on the Consolidated Statement of Operations will be offset with a corresponding valuation allowance until such time that we change our determination related to the realization of deferred tax assets. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

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

RESULTS OF CONSOLIDATED OPERATIONS THREE MONTHS ENDED MARCH 31, 2017 AND 2016

The following table sets forth our consolidated statements of operations for the periods indicated:

	Three months ended March 31,
	2017	2016
	(in millions)
Revenue	$1.3	$4.3
Cost of goods sold	2.9	9.7
Gross loss	(1.6)	(5.4)
Operating expenses:
General and administrative	1.8	1.8
Sales and marketing	0.2	0.4
Research and development	0.6	0.6
Loss on disposal of assets	0.8	—
Total operating expenses	3.4	2.8
Loss from operations	(5.0)	(8.2)
Other income (expense)	—	0.7
Loss before income taxes	(5.0)	(7.5)
Income tax benefit (expense)	(0.1)	0.2
Net loss	$(5.1)	$(7.3)

The following table sets forth our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Three months ended March 31,
	2017	2016
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	223	226
Gross loss	(123)	(126)
Operating expenses:
General and administrative	138	42
Sales and marketing	16	9
Research and development	46	14
Loss on disposal of assets	62	—
Total operating expenses	262	65
Loss from operations	(385)	(191)
Other income (expense)	—	17
Loss before income taxes	(385)	(174)
Income tax benefit	(7)	4
Net loss	(392)%	(170)%

Revenue. Revenue was $1.3 million and $4.3 million for the three months ended March 31, 2017 and 2016, respectively, a decrease of $3.0 million. As we have ceased all LED manufacturing activities and exited the LED market, we experienced lower revenue from sales of our LED products by $2.7 million. Revenue from optical and industrial sapphire business has declined due to fluctuations in demand for the three months ended March 31, 2017. Revenues from sales of optical blank products increased by $40,000 due to an increased demand from customers specializing in finishing and reselling optical products, as well as laboratories worldwide conducting research and development activities. We experienced lower revenue from sales of optical polished sapphire products of $124,000 due to a decreased demand from customers specializing in distributions and original equipment manufacturing. Revenue from sales of large diameter optical and industrial products decreased by $102,000 for the three months ended March 31, 2017.

As we are nearing the completion of our government contract, we have experienced a decrease of $71,000 in the R&D revenue attributable to this contract.

We operate in an extremely volatile market, so the amount of price or volume change and acceptance of new product offerings is difficult to predict.

Gross loss. Gross loss was $1.6 million and $5.4 million for the three months ended March 31, 2017 and 2016, respectively, a decrease in gross loss of $3.8 million, which was primarily attributable to our exit from the LED market and elimination of operations related to manufacturing of LED products, resulting in a decrease in gross loss of $2.9 million. For the three months ended March 31, 2017 and 2016, we were not operating at capacity due to lower demand, and recorded as an expense $1.2 million and $2.3 million, respectively of costs associated with the under-utilization of equipment and staff, a decrease of $1.1 million. This was partially offset by the costs of $212,000 incurred in connection with our restructuring and moving of manufacturing equipment from our Batavia facility to our leased Franklin Park and Bensenville facilities.

General and administrative expenses. General and administrative expenses were $1.8 million for each of the three months ended March 31, 2017 and 2016, respectively. For the three months ended March 2017, a decrease of $255,000 in employee compensation costs due to a reduced headcount, a decrease in the Board of Directors compensation costs of $81,000, a decrease in insurance costs of $59,000 on renegotiated contracts, a decrease in recruiting costs of $35,000 and a decrease in investor relations consulting costs of $17,000. This was offset by an increase in executive severance cost of $300,000, executive stock option expense of $110,000 and executive restricted stock unit grant expense of $71,000.

Sales and marketing expenses. Sales and marketing expenses were $244,000 and $391,000 for the three months ended March 31, 2017 and 2016, respectively, a decrease of $147,000. The decrease in sales and marketing expenses was primarily attributable to a decrease in employee compensation costs of $84,000 on a lower headcount, a decrease in marketing services and samples costs of $21,000, a decrease in travel and other costs related to sales and marketing of $42,000.

Research and development expenses. Research and development expenses were $641,000 and $579,000 for the three months ended March 31, 2017 and 2016, respectively, an increase of $62,000. This is attributable to increased employee severance compensation cost of $160,000, partially offset by a decrease in project expenses and equipment costs of $65,000 and a decrease in employee travel costs of $33,000.

Other income (expense). Other income was $11,000 and $672,000 for the three months ended March 31, 2017 and, 2016, a decrease of $661,000. The decrease in other income was primarily due to a decrease in the realized gain on foreign currency translation of $677,000 and a decrease of interest revenue of $18,000, partially offset by a decrease in interest expense, as we recorded $35,000 of interest expense in the three months ended March 31, 2016.

Income tax benefit. In accordance with ASC740 “Accounting for Income Taxes” (“ASC740”), we evaluate our deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted. ASC740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. We are in a cumulative loss position for the past three years, which is considered significant negative evidence by the accounting standards that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. The accounting standards attribute greater weight to objective negative evidence than to subjective positive evidence, such as our projections for future growth. Based on this evaluation, a valuation allowance has been recorded against the net U.S. and Malaysia deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. At March 31, 2017 we continue to be in a three year cumulative loss position, therefore, until an appropriate level of profitability is attained, we expect to maintain a valuation allowance on net deferred tax assets related to future U.S. and Malaysia tax benefits and will no longer accrue tax benefits or tax expense on our Consolidated Statement of Operations. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. The tax provision for the three months ended March 31, 2017 is based on an estimated combined statutory effective tax rate. For the three months ended March 31, 2017 the difference between the Company’s effective tax rate of 1.0% and the U.S. federal 35% statutory rate and state 6.2% (net of federal benefit) statutory rate was primarily related to U.S. and Malaysia valuation allowances, Malaysia foreign tax rate differential and Malaysia withholding taxes on intercompany loan interest.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations using a combination of issuances of common stock and cash generated from our operations.

As of March 31, 2017, we had cash and short term investments totaling $18.4 million, including cash of $7.4 million held in deposits at major banks and $11.0 million invested in money market funds.

Cash flows from operating activities

The following table represents the major components of our cash flows from operating activities for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
	(in millions)
Net loss	$(5.1)	$(7.3)
Non-cash items:
Depreciation and amortization	0.6	1.6
Net loss on disposal of assets	0.7	—
Stock based compensation and other, net	0.4	0.4
Deferred taxes	—	(0.2)
Total non-cash items:	1.7	1.8
Working capital:
Accounts receivable	1.8	(0.2)
Inventories	0.8	1.5
Prepaid expenses and other assets	(0.2)	0.7
Accounts payable	(0.2)	0.1
Other accruals	0.3	(1.0)
Total working capital items:	2.5	1.1
Net cash used in operating activities	$(0.9)	$(4.4)

Cash used in operating activities was $876,000 for the three months ended March 31, 2017. During such period, we generated a net loss of $5.1 million, including non-cash items of $1.7 million, and an increase in cash from net working capital of $2.5 million. The net working capital cash increase was primarily driven by a decrease in accounts receivable of $1.8 million on decreased revenue and collection of a LED customer account. As the result of scaled down operations and reduced production levels, we experienced a decrease in inventory of $820,000 and an increase in other accruals of $260,000. This was partially offset by a decrease in accounts payable of $230,000 on timing of payments and an increase in prepaid expenses and other assets of $200,000 due to amounts to be collected on asset sales.

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

Cash flows from investing activities

The following table represents the major components of our cash flows from investing activities for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
	(in millions)
Purchases of property and equipment	$—	$(0.6)
Proceeds from disposal of property and equipment	1.6	—
Total purchases of property and equipment:	1.6	(0.6)
Proceeds from sales of investments	—	5.8
Net cash provided by investing activities	$1.6	$5.2

Net cash provided by investing activities was $1.6 million for the three months ended March 31, 2017, primarily due to sales of equipment and other assets at our Penang, Malaysia and Batavia, IL locations, as the result of our decision to close the Malaysia facility and consolidate our U.S. operations.

Net cash provided by investing activities was $5.2 million for the three months ended March 31, 2016. During the three months ended March 31, 2016, we used approximately $549,000 for the purchase of equipment for our new coating process, and used proceeds from the sale of investments of $5.8 million to fund operations.

We anticipate our capital expenditures will be kept to a minimum.

Cash flows from financing activities

Net cash used in financing activities was $2,000 and $17,000 for the three months ended March 31, 2017 and 2016, respectively. Net cash used in financing activities for the three months ended March 31, 2017 and 2016 was primarily from cash used to increase restricted cash requirements.

Future liquidity requirements

We believe that our existing cash, cash equivalents, anticipated cash flows from operating activities and proceeds from sales of fixed assets will be sufficient to meet our anticipated cash needs for at least the next twelve months. However, if our ability to generate sufficient operating cash flow or our use of cash in the next twelve months were to significantly adversely change, we may not have enough funds available to continue operating at our current level in future periods. Our cash needs include cash required to fund our operations. If the assumptions underlying our business plan regarding future revenues and expenses change, or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or convertible debt securities. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. On April 19, 2016, while our common stock was listed on the NASDAQ Global Market, we received notice from the Listing Qualifications Department of The NASDAQ Stock Market (“NASDAQ”) stating that we were not in compliance with NASDAQ’s minimum bid price requirement of $1.00 per share for continued listing, because the closing bid price for our stock was below $1.00 for 30 consecutive business days. We had an initial grace period of 180 calendar days to regain compliance with the minimum bid price requirement for continued listing. On October 18, 2016, we received approval from NASDAQ to transfer the listing of our common stock to the NASDAQ Capital Market effective on October 20, 2016. As a result of the transfer, we were granted an additional 180 calendar day grace period, or until April 17, 2017 to regain compliance with NASDAQ’s minimum bid price requirement. In order to regain compliance and qualify for continued listing on the NASDAQ Capital Market, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days. On April 19, 2017, we received a staff determination letter from the Listing Qualifications Department of NASDAQ informing us that we failed to regain compliance with the minimum bid price requirement set forth in Listing Rule 5550(a)(2), and that our common stock would be delisted from the NASDAQ Capital Market at the opening of business on April 28, 2017, unless we timely requested an appeal of this determination. On April 26, 2017 we submitted an appeal requesting a hearing before a NASDAQ listing qualifications panel. The delisting of our securities has been stayed until the hearing is completed and the hearing panel has issued a written decision. The hearing date will be determined by NASDAQ and, to the extent practicable, would be scheduled within 45 calendar days from the date of the request.

Following stockholder approval at our annual meeting of stockholders held on May 3, 2017, effective May 5, 2017, we completed a reverse stock split of our common stock at a ratio of 1-for-10. Based on our discussions with the NASDAQ staff, we currently believe that the recently completed reverse stock split enables us to demonstrate compliance with the minimum bid price requirement during the appeal process would assist us to maintaining our listing on NASDAQ. However, we can provide no assurance that, we can achieve such compliance or that, even if such compliance is achieved, that the hearing panel will grant our request for continued listing. If our common stock is delisted, it would significantly impact our ability to raise funds through the issuance of equity. If we obtain debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. If we are unable to obtain financing, we may be unable to continue operations or successfully execute our business plan.

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

Revenue recognition

We recognize revenue from sales of products and billings for costs and fees from government contracts when earned.

Revenue is recognized when, and if, evidence of an arrangement is obtained and the other criteria to support revenue recognition are met, including:

●	Persuasive evidence of an arrangement exists. We require evidence of a purchase order with the customer specifying the terms and specifications of the product to be delivered, typically in the form of a signed quotation or purchase order from the customer;

●	Title has passed and the product has been delivered. Title passage and product delivery generally occur when the product is delivered to a common carrier or per terms of a consignment agreement;

●	The price is fixed or determinable. All terms are fixed in the signed quotation or purchase order received from the customer. The purchase orders do not contain rights of cancellation, return, exchange or refund; and

●	Collection of the resulting receivable is reasonably assured. Our standard arrangement with customers includes payment terms. Customers are subject to a credit review process that evaluates each customer’s financial position and its ability to pay. We determine collectability by considering the length of time the customer has been in business and our history of collections with that customer. If we determine that collection is not probable, no product is shipped and no revenue is recognized unless cash is received in advance.

In July 2012, we signed a contract with the Air Force Research Laboratory (the LANCE government contract) to produce large-area sapphire windows on a cost plus fixed fee basis. We recognize revenue from this contract in the period during which the related costs are incurred over the contractually defined period. The contract will not be fully completed until our subcontractors complete the polishing of the windows. We currently expect to complete our contract in 2019.

We do not provide maintenance or other services and we do not have sales that involve multiple elements or deliverables.

Inventory valuation

We value our inventory at the lower of cost or market. Market is determined based on net realizable value. Raw materials cost is determined using the first-in, first-out method, and work-in-process and finished goods costs are determined on a weighted-average cost basis which includes materials, labor and overhead. We establish inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based on customer required specifications. We evaluate the ability to realize the value of our inventory based on a combination of factors, including forecasted sales, estimated current and future market value and changes in customers’ product specifications. For the three months ended March 31, 2016, we accepted sales orders for core and wafer products at prices lower than our cost. Based on these sales prices, we recorded for the three months ended March 31, 2016 an adjustment which decreased inventory and increased costs of goods sold by $1.1 million. We did not record any additional lower of cost or market adjustments for the three months ended March 31, 2017. Our method of estimating excess and obsolete inventory has remained consistent for all periods presented. However, if our recognition of excess or obsolete inventory is, or if our estimates of our inventory’s potential utility become, less favorable than currently expected, additional inventory reserves may be required. In connection with the closing of our Malaysia facility and ceasing LED production, we determined we had excess two-inch core inventory and recorded a write-down of $2.3 million for the year ended December 31, 2016. We also recorded for the year ended December 31, 2016, write-down of excess raw material inventory of $4.0 million and consumable stock write-down expense of $3.2 million. We did not record any additional excess and obsolete inventory adjustments for the three months ended March 31, 2017. Our method of estimating excess and obsolete inventory has remained consistent for all periods presented. If our recognition of excess or obsolete inventory is, or if our estimates of our inventory’s potential utility become, less favorable than currently expected, additional inventory reserves may be required. We determine our normal operating capacity and record as an expense costs attributable to lower utilization of equipment and staff. For the three months ended March 31, 2017 and 2016, we determined that we were not operating at capacity and recorded costs associated with lower utilization of equipment and staff of $1.2 million and $2.3 million, respectively. It is likely we will incur additional adjustments for lower utilization of our equipment and staff in 2017.

Investments

We have invested available cash primarily in investment grade commercial paper, FDIC guaranteed certificates of deposit, corporate notes and government securities. Investments classified as available-for-sale securities are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Investments in trading securities are reported at fair value, with both realized and unrealized gains and losses recorded in other income (expense), in the Consolidated Statements of Operations. Investments in which we have the ability and intent, if necessary, to liquidate in order to support our current operations are classified as short-term.

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

Assets held for sale and long-lived assets

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

In the third quarter of 2016, we announced our decision to limit our focus to the optical and industrial sapphire markets and to exit the LED market. This resulted in the closing of our Malaysia facility. We evaluated our Malaysia asset portfolio based on assuming an orderly liquidation plan. Based on this review, we recorded for the year ended December 31, 2016 an asset impairment charge on our Malaysia machinery and equipment. In the fourth quarter of 2016, we also developed a plan to scale down our U.S. operations and sell additional assets that would not be needed. In this regard, we identified excess U.S. machinery, equipment and facilities. Based on this review, we recorded for the year ended December 31, 2016 an asset impairment charge on our U.S. machinery and equipment.

In the first quarter of 2017, auctions were held in Batavia, Illinois, and Malaysia, resulting in the sale of a portion of the excess U.S. and some of the Malaysian equipment reducing the net book value of machinery and equipment by $2.3 million. Unsold equipment including excess crystal growth furnaces was classified as current assets held for sale at March 31, 2017.

We are actively seeking the sale of a manufacturing and office facility in Batavia, Illinois, a parcel of extra land we own in Batavia, Illinois, and a facility in Penang, Malaysia. Since it is our intention to complete the sale within the next twelve-month period, these properties were classified as current assets held for sale at March 31, 2017 and December 31, 2016.

At March 31, 2017, we reviewed the current fair market value of our assets and concluded no additional adjustments were needed. We will continue to assess our long-lived assets to ensure the carrying amount of these assets is still appropriate given any changes in the asset usage, marketplace and other factors used in determining the current fair market value.

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

We used a Monte Carlo simulation model valuation technique to determine the fair value of 59,098 RSUs granted to a key executive pursuant to an employment agreement in March 2017, because the awards vest based upon achievement of market price targets. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each RSU. We used the following assumptions in determining the fair value of the RSUs:

Daily expected stock price volatility	4.4237%
Daily expected mean return on equity	(0.2226%)
Daily expected dividend yield	0.0%
Average daily risk free interest rate	0.0063%

The daily expected stock price volatility is based on a four-year historical volatility of our common stock. The daily expected dividend yield is based on annual expected dividend payments. The average daily risk-free interest rate is based on the three-year treasury yield as of the grant date. Each of the tranches is calculated to have its own fair value and requisite service period. The fair value of each tranche is amortized over the requisite or derived service period which is up to four years. These RSUs had a grant date fair value of $322,623.

We allocate stock based compensation costs using a straight-line method which amortizes the fair value of each award on a straight-line basis over the service period. Based on the variables affecting the valuation of our common stock and the method used for allocating compensation costs, we recognized $398,000 in stock compensation expense during the three months ended March 31, 2017.

All option grants are granted at an exercise price per share equal to the closing market price of our common stock on the day before the date of grant. Therefore, there is no intrinsic value because the exercise price per share of each option was equal to the fair value of the common stock on the date of grant.

Based on the fair market value of the common stock at March 31, 2017, there is no aggregate intrinsic value of all stock options exercisable or outstanding.

Income tax valuation allowance

Evaluating the need for and amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all the positive and negative evidence available to determine whether all or some portion of the deferred tax assets will not be realized. A valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50%) that they will not be realized. In general, “realization” refers to the incremental benefit achieved through the reduction in future taxes payable or an increase in future taxes refundable from the deferred tax assets, assuming that the underlying deductible differences and carryforwards are the last items to enter into the determination of future taxable income. In determining our valuation allowance, we consider the source of taxable income including taxable income in prior carryback years, future reversals of existing temporary differences, the required use of tax planning strategies, and future taxable income exclusive of reversing temporary differences and carryforwards. We are in a cumulative loss position for the past three years which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. Under the accounting standards verifiable evidence will have greater weight than subjective evidence such as our projections for future growth. Based on an evaluation in accordance with the accounting standards, as of March 31, 2017, a valuation allowance has been recorded against the net U.S. and Malaysia deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. Any U.S. and Malaysia tax benefits or tax expense recorded on the Consolidated Statement of Operations will be offset with a corresponding valuation allowance until such time that we change our determination related to the realization of deferred tax assets. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the Consolidated Financial Statements for a discussion of new accounting standards.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For the three months ended March 31, 2017, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 4.	CONTROLS AND PROCEDURES

Management’s evaluation of disclosure controls and procedures

Based on evaluations at March 31, 2017, our chief executive officer and chief financial officer (together, our “certifying officers”), with the participation of the management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting

Our certifying officers have concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 5. OTHER INFORMATION

The Company has entered into an Amended and Restated Executive Employment Agreement, dated May 12, 2017 (the “Amended Employment Agreement”), with Timothy E. Brog, which amends and restates the Executive Employment Agreement, dated March 15, 2017 (the “Employment Agreement”), between the Company and Mr. Brog. The terms of the Employment Agreement were summarized in Item 1.01 of Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2017 and the Employment Agreement was filed as Exhibit 10.1 to such Form 8-K.

Following is a summary of the material amendments set forth in the Amended Employment Agreement. The numbers set forth below reflect the reverse split of the Company’s common stock completed on May 5, 2017.

Pursuant to the Amended Employment Agreement, the following RSUs granted pursuant to the Employment Agreement were canceled and rescinded: (A) 902 RSUs with a Target Price of $11.00; (B) 15,000 RSUs with a Target Price of $12.50 and (C) 15,000 RSUs with a Target Price of $14.00

If Mr. Brog remains an employee on January 1, 2018, the Company will grant to Mr. Brog 30,902 RSUs on such date as follows (A) 902 RSUs with a Target Price of $11.00; (B) 15,000 RSUs with a Target Price of $12.50 and (C) 15,000 RSUs with a Target Price of $14.00. Such RSUs shall vest if the average closing price of the Company’s common stock as reported on the Nasdaq Capital Market for any fifteen (15) consecutive trading days (the “Fifteen Day Average Price”) is greater than or equal to the corresponding target price for the RSUs (the “Target Price”). However, if the Fifteen Day Average Price for any such RSUs is greater than or equal to the Target Price for any 15 consecutive trading day period prior to the date of grant, such RSUs shall vest on the date of grant.

If prior to January 1, 2018 Mr. Brog is terminated without Cause or resigns for Good Reason or a Qualifying Event (such as an extraordinary transaction) occurs, the Company will make to Mr. Brog a cash payment of $407,422.

If Mr. Brog is terminated for Cause or resigns other than for Good Reason prior to January 1, 2018, the Company will make to Mr. Brog a single aggregate payment based on the highest 15-Day Average Price during any 15 consecutive trading day period between May 12, 2017 and the date of termination, as follows:

Highest 15-DayAverage Price	Aggregate Payment
Less than $11.00	$0
$11.01 to $12.40	$9,922
$12.49 to $13.99	$197,422
$14.00 or higher	$407,422

The foregoing summary is qualified in its entirety by the Amended Agreement which is filed herewith as Exhibit 10.2 and incorporated herein by reference.

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

Rubicon Technology, Inc.

Date: May 12, 2017	By:	/s/ Timothy E. Brog
Timothy E. Brog
President and Chief Executive Officer

Date: May 12, 2017	By:	/s/ Mardel A. Graffy
Mardel A. Graffy
Chief Financial Officer

EXHIBIT INDEX

The Exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Incorporation by Reference

3.1	Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to the registrant’s Registration Statement on Form S-1/A, filed on November 1, 2007 (File No. 333-145880)

3.2	Amendment No. 1 to Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 29, 2011 (File No. 1-33834)

3.3	Certificate of Amendment to Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed on May 4, 2017 (File No. 1-33834)

3.4	Second Amended and Restated Bylaws of Rubicon Technology, Inc.	Filed as Exhibit 3.3 to the registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2016 (File No. 1-33834)

10.1*	Separation Agreement between Rubicon Technology, Inc. and William F. Weissman, dated as of March 16, 2017	Filed herewith

10.2*	Amended and Restated Executive Employment Agreement by and between Rubicon Technology, Inc. and Timothy E. Brog, dated as of May 12, 2017	Filed herewith

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

**Filed electronically with this Quarterly Report on Form 10-Q

30