Form 10-Q
period 2017-09-30
Rubicon Technology, Inc.
filed 2017-11-13
CIK 1410172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒  Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2017

or

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

As of November 6, 2017 the Registrant had 2,732,682 shares of common stock, par value $0.001 per share, outstanding.

RUBICON TECHNOLOGY, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended September 30, 2017

PART I FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

Rubicon Technology, Inc.

Consolidated balance sheets

	September 30, 2017	December 31, 2016
	(unaudited)
	(in thousands, other than share data)
Assets
Cash and cash equivalents	$18,021	$17,672
Restricted cash	173	163
Accounts receivable, net	679	2,585
Inventories	4,092	8,000
Other inventory supplies	1,052	1,486
Prepaid expenses and other current assets	448	1,082
Assets held for sale	15,711	14,761
Total current assets	40,176	45,749
Property and equipment, net	1,307	7,110
Other assets	—	154
Total assets	$41,483	$53,013
Liabilities and stockholders’ equity
Accounts payable	$711	$948
Accrued payroll	201	182
Accrued and other current liabilities	488	602
Corporate income and franchise taxes	505	568
Accrued real estate taxes	214	241
Advance payments	73	23
Total current liabilities	2,192	2,564
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 undesignated shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 8,200,000 shares authorized and 2,901,800 and 2,860,367 shares issued; 2,724,316 and 2,682,883 shares outstanding	29	29
Additional paid-in capital	375,515	374,903
Treasury stock, at cost, 177,484 shares	(12,148)	(12,148)
Accumulated other comprehensive loss	(10)	(30)
Accumulated deficit	(324,095)	(312,305)
Total stockholders’ equity	39,291	50,449
Total liabilities and stockholders’ equity	$41,483	$53,013

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of operations

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(unaudited)
	(in thousands, other than share data)
Revenue	$1,345	$7,086	$3,667	$14,908
Cost of goods sold	1,537	18,732	8,276	36,024
Gross loss	(192)	(11,646)	(4,609)	(21,116)
Operating expenses:
General and administrative	812	1,709	3,921	6,171
Sales and marketing	141	395	579	1,147
Research and development	50	803	887	2,034
Loss (gain) on disposal of assets	(46)	—	1,135	126
Long-lived asset impairment charges	—	10,216	675	10,481
Loss from operations	(1,149)	(24,769)	(11,806)	(41,075)
Other income (expense):
Interest income	39	9	73	52
Interest expense	—	(28)	—	(98)
Realized (loss) gain on foreign currency translation	8	(229)	27	237
Total other income (expense)	47	(248)	100	191
Loss before income taxes	(1,102)	(25,017)	(11,706)	(40,884)
Income tax (expense) benefit	(7)	216	(85)	541
Net loss	$(1,109)	$(24,801)	$(11,791)	$(40,343)
Net loss per common share
Basic	$(0.41)	$(9.40)	$(4.37)	$(15.30)
Diluted	$(0.41)	$(9.40)	$(4.37)	$(15.30)
Weighted average common shares outstanding used in computing net loss per common share	2,716,994	2,637,452	2,696,008	2,637,452

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of comprehensive loss

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(unaudited)
	(in thousands)
Net loss	$(1,109)	$(24,801)	$(11,791)	$(40,343)
Other comprehensive income (loss):
Unrealized gain on investments, net of tax	—	—	12	5
Unrealized gain (loss) on currency translation	—	(2)	8	2
Other comprehensive income (loss)	—	(2)	20	7
Comprehensive loss	$(1,109)	$(24,803)	$(11,771)	$(40,336)

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of cash flows

	Nine months ended September 30,
	2017	2016
	(unaudited)
	(in thousands)
Cash flows from operating activities
Net loss	$(11,791)	$(40,343)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,023	4,919
Net loss on disposal of assets	1,135	126
Long-lived asset impairment charges	675	10,481
Stock-based compensation	786	1,081
Deferred taxes	—	(554)
Changes in operating assets and liabilities:
Accounts receivable	1,907	(240)
Inventories	3,907	11,031
Other inventory supplies	314	638
Prepaid expenses and other assets	789	1,638
Accounts payable	(241)	(1,045)
Accrued payroll	16	1,265
Corporate income and franchise taxes	(63)	(42)
Advanced payments	50	457
Accrued and other current liabilities	(140)	(891)
Net cash used in operating activities	(1,633)	(11,479)
Cash flows from investing activities
Purchases of property and equipment	—	(595)
Proceeds from disposal of assets	2,144	190
Purchases of investments	(24)	(24)
Proceeds from sale of investments	37	8,924
Net cash provided by investing activities	2,157	8,495
Cash flows from financing activities
Net change in short-term borrowings	—	(1,500)
Taxes paid related to net share settlement of equity awards	(173)	(1)
Restricted cash	(11)	(6)
Net cash used in financing activities	(184)	(1,507)
Net effect of currency translation	9	(355)
Net increase (decrease) in cash and cash equivalents	349	(4,846)
Cash and cash equivalents, beginning of period	17,672	21,216
Cash and cash equivalents, end of period	$18,021	$16,370

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

1. BASIS OF PRESENTATION

Interim financial data

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements and should be read in conjunction with Rubicon Technology, Inc.’s (the “Company”) annual report filed on Form 10-K, for the fiscal year ended December 31, 2016. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Consolidated operating results for the three and nine months periods ended September 30, 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Rubicon Technology Worldwide LLC, Rubicon Sapphire Technology (Malaysia) SDN BHD, and Rubicon Technology Hong Kong Limited. All intercompany transactions and balances have been eliminated in consolidation.

Foreign currency translation and transactions

Rubicon Technology Worldwide LLC and Rubicon Technology Hong Kong Limited’s assets and liabilities are translated into U.S. dollars at exchange rates existing at the respective balance sheet dates and capital accounts at historical exchange rates. The results of operations are translated into U.S. dollars at the average exchange rates during the respective period. Translation adjustments resulting from fluctuations in exchange rates for Rubicon Technology Worldwide LLC and Rubicon Technology Hong Kong Limited are recorded as a separate component of accumulated other comprehensive income (loss) within stockholders’ equity.

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

Investments

When the Company invests available cash, it primarily invests it in investment grade commercial paper, corporate notes, FDIC guaranteed certificates of deposit, common stock and government securities. Investments classified as available-for-sale securities are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive loss. Investments in trading securities are reported at fair value, with both realized and unrealized gains and losses recorded in other income (expense), in the Consolidated Statement of Operations. Investments in which the Company has the ability and intent, if necessary, to liquidate in order to support its current operations, are classified as short-term.

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

	September 30, 2017	December 31, 2016
	(in thousands)
Beginning balance	$31	$389
Net allowance adjustments	(20)	(235)
Accounts charged off, less recoveries	(4)	(123)
Ending balance	$7	$31

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

At times in 2016, the Company accepted sales orders for core and wafer products at prices lower than cost. Based on these sales prices, the Company recorded for the nine months ended September 30, 2016, a lower of cost or market adjustment which reduced inventory and increased cost of goods sold by $1.1 million. The Company did not record any additional lower of cost or market adjustments for the three and nine months ended September 30, 2017.

The Company evaluates the amount of raw material needed for future production based on expected crystal growth production needed to meet anticipated sales. Based on this review, the Company determined at June 30, 2017 to lower its expected requirements for raw material inventory supply from five to three years and that it had excess material needed for future production. For the six months ended June 30, 2017, an excess and obsolete adjustment was recorded which reduced inventory and increased cost of goods sold by $2.4 million. The Company did not record any additional excess and obsolete adjustments for the three months ended September 30, 2017.

	September 30, 2017	December 31, 2016
	(in thousands)
Raw materials	$476	$3,112
Work-in-process	2,993	4,251
Finished goods	623	637
	$4,092	$8,000

Property and equipment

Property and equipment consisted of the following:

	September 30, 2017	December 31, 2016
	(in thousands)
Machinery, equipment and tooling	$6,352	$17,769
Leasehold improvements	4,624	4,624
Furniture and fixtures	8	699
Information systems	841	991
Construction in progress	247	263
Total cost	12,072	24,346
Accumulated depreciation and amortization	(10,765)	(17,236)
Property and equipment, net	$1,307	$7,110

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

In the third quarter of 2016, the Company announced its decision to limit its focus to the optical and industrial sapphire markets and to exit the LED market. This resulted in the closing of the Company’s Malaysia facility. The Company evaluated its Malaysia asset portfolio based on assuming an orderly liquidation plan. Based on this review, the Company recorded for the year ended December 31, 2016 an asset impairment charge on its Malaysia machinery, equipment and facilities. In the fourth quarter of 2016, the Company also developed a plan to scale down the remaining operations and sell additional assets that would not be needed. In this regard, the Company identified excess U.S. machinery, equipment and facilities. Based on these reviews, the Company recorded for the year ended December 31, 2016 an asset impairment charge on its Malaysia and U.S. machinery, equipment and facilities of $26.6 million.

In the nine months ended September 30, 2017, the Company held auctions and individual assets sales of certain equipment located in Batavia, Illinois, and Malaysia, resulting in the sale of a portion of the excess U.S. and some of the Malaysia equipment classified as (a) assets held for sale or (b) machinery and equipment which had a net book value of $3.1 million. Unsold equipment, including excess crystal growth furnaces, was classified as current assets held for sale at September 30, 2017.

The Company is seeking to sell a manufacturing and office facility in Batavia, Illinois, a parcel of land the Company owns in Batavia, Illinois, and a facility in Penang, Malaysia. Although the Company cannot assure the timing of any sales, as it is the Company’s intention to complete these sales within the next twelve-month period, these properties were classified as current assets held for sale at September 30, 2017 and December 31, 2016.

At September 30, 2017, the Company reviewed the current fair market value of its assets. With the scaling down of the Company’s U.S. operations, the Company identified at September 30, 2017, additional assets that will not be needed. For the nine months ended September 30, 2017, the Company reduced the net book value of certain machinery and equipment and recorded an asset impairment charge of $675,000. The Company will continue to assess its long-lived assets and adjust the carrying amount of these assets to reflect any changes in the asset usage, marketplace and other factors used in determining the current fair market value.

The Company cannot guarantee that it will be able to successfully complete the sale of any assets.

The table below summarizes the non-financial assets that were measured and recorded at fair value on a non-recurring basis as of September 30, 2017 and loss recorded during the nine months ended September 30, 2017 on those assets:

	Carrying value at September 30, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2 )	Significant unobservable inputs (Level 3 )	Loss for nine months ended September 30, 2017
	(in thousands)

Long-lived assets held and used	$1,307	$—	$1,307	$—	$675
Long-lived assets held for sale	15,711	—	15,711	—	—
Total nonrecurring for value measurements	$17,018	$—	$17,018	$—	$675

The table below summarizes the non-financial assets that were measured and recorded at fair value on a non-recurring basis as of December 31, 2016 and loss recorded during the twelve months ended December 31, 2016 on those assets:

	Carrying value at December 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3 )	Loss for twelve months ended December 31, 2016
	(in thousands)

Long-lived assets held and used	$7,110	$—	$7,110	$—	$12,264
Long-lived assets held for sale	14,761	—	14,761	—	14,290
Total nonrecurring for value measurements	$21,871	$—	$21,871	$—	$26,554

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

Government Contracts

The Company recognizes research and development revenue in the period during which the related costs are incurred over the contractually defined period. In July 2012, the Company signed a contract with the Air Force Research Laboratory to produce large-area sapphire windows on a cost plus fixed fee basis. The Company records research and development revenue on a gross basis as costs are incurred, plus a portion of the fixed fee. For the three and nine months ended September 30, 2017, $273,000 and $301,000 of revenue was recorded, respectively, and for the three and nine months ended September 30, 2016, $80,000 and $289,000 of revenue was recorded, respectively. The total value of the contract is $4.7 million, of which $4.6 million has been recorded through September 30, 2017. For the year ended December 31, 2016, the Company recorded estimated costs expected to be incurred in excess of this contract value of $217,000. No additional adjustments for the excess contract costs were recorded for the three and nine months ended September 30, 2017.

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

Diluted net loss per share is the same as basic net loss per share for the three and nine months ended September 30, 2017 and 2016 because the effects of potentially dilutive securities are anti-dilutive.

As of September 30, 2017 and 2016, diluted shares outstanding were the same as basic shares outstanding as the exercise price of outstanding stock options exceeded the weighted-average trading share price.

Other comprehensive loss

Comprehensive loss is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive loss includes net earnings (loss) and other non-owner changes in equity that bypass the statement of operations and are reported in a separate component of equity. For the nine months ended September 30, 2017 and for the twelve months ended December 31, 2016, other comprehensive loss includes the unrealized loss on investments and foreign currency translation adjustments.

The following table summarizes the components of accumulated comprehensive loss:

	September 30, 2017	December 31, 2016
	(in thousands)
Unrealized loss on investments	$-	$(12)
Unrealized loss on currency translation	(10)	(18)
Ending balance	$(10)	$(30)

New accounting pronouncements adopted

In March 2016, the FASB issued ASU No. 2016-09 (“ASU 2016-09”), Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting which modifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted ASU 2016-09 at January 1, 2017, and the impact of adopting ASU 2016-09 for the nine months ended September 30, 2017 was that the Company was required to bring the deferred tax assets related to off balance net operating losses onto the balance sheet. This increased the Company’s deferred tax assets by $10.3 million with a corresponding entry to retained earnings. Since the Company continues to be in a full valuation allowance, there was an entry made to the valuation allowance to offset the increase to the deferred tax assets with a corresponding entry to retained earnings.

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

3. SIGNIFICANT CUSTOMERS

For the three months ended September 30, 2017, the Company had four customers individually that accounted for approximately 17%, 12%, 11% and 11% of revenue. For the three months ended September 30, 2016, the Company had one customer individually that accounted for approximately 76% of revenue. For the nine months ended September 30, 2017, the Company had four customers individually that accounted for approximately 17%, 13%, 11% and 10% of revenue. For the nine months ended September 30, 2016, the Company had two customers individually that accounted for approximately 55% and 10% of revenue. No other customers individually accounted for more than 10% of revenue for these reported periods in 2017 and 2016.

Customers individually representing more than 10% of trade receivables accounted for approximately 64% and 75% of accounts receivable as of September 30, 2017 and December 31, 2016, respectively. The Company grants credit to customers based on an evaluation of their financial condition. Losses from credit sales are provided for in the financial statements.

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

At the Company’s annual meeting of stockholders held on May 3, 2017, the Company’s stockholders approved, (i) an amendment to the Company’s Eighth Amended and Restated Certificate of Incorporation (as amended, the “Certificate of Incorporation”) to effect a reverse stock split of the Company’s common stock in a range of 1-for-10 to 1-for-20, such ratio to be determined in the sole discretion of the Board; and (ii) an amendment to the Certificate of Incorporation to decrease the Company’s authorized number of shares of common stock to three times the number of shares of the Company’s common stock outstanding immediately following the reverse stock split, rounded up to the nearest 100,000 shares. On May 3, 2017, following the annual meeting, the Board determined to effect the reverse stock split at a ratio of 1-for-10, and the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to (a) implement the reverse stock split and (b) to reduce the number of authorized shares of common stock from 40,000,000 to 8,200,000, consequently reducing the number of total authorized shares from 45,000,000 to 13,200,000. The amendment, reverse stock split and reduction in authorized shares were effective on May 5, 2017.

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

As of September 30, 2017, the Company had reserved 159,102 shares of common stock for issuance upon the exercise of outstanding common stock options and vesting of restricted stock units. Also 278,956 shares of the Company’s common stock were reserved for future grants of stock options and restricted stock units (or other similar equity instruments) under the Rubicon Technology, Inc. 2016 Stock Incentive Plan (the “2016 Plan”) as of September 30, 2017.

5. STOCK INCENTIVE PLANS

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

The Company uses the Black-Scholes option pricing model to value stock options issued. The Company uses a three-year historical stock price average to determine its volatility assumptions. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The expected term is based upon the vesting term of the Company’s options, a review of a peer group of companies, and expected exercise behavior. The forfeiture rate is based on past history of forfeited options. The expense is allocated using the straight-line method. For the three and nine months ended September 30, 2017, the Company recorded $20,000 and $258,000, respectively, of stock option compensation expense. For the three and nine months ended September 30, 2016, the Company recorded $147,000 and $460,000, respectively, of stock option compensation expense. As of September 30, 2017, the Company had $225,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s stock-based plans that it expects to recognize over a weighted-average period of 1.40 years.

The Company used a Monte Carlo simulation model valuation technique to determine the fair value of 59,098 RSUs granted in March 2017 to a key executive pursuant to an employment agreement because the awards vest based upon achievement of market price targets of the Company’s common stock. The RSUs vest in the amounts set forth below on the first date the 15-trading day average closing price of the Company’s common stock equals or exceeds the corresponding target price for the common stock before March 15, 2021.

Number of restricted stock units	Target price
15,000	$6.50
15,000	$8.00
15,000	$9.50
14,098	$11.00

During the nine months ended September 30, 2017, the first three tranches of the grant vested.

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

The following table summarizes the activity of the stock incentive and equity plans as of September 30, 2017 and changes during the nine months then ended:

	Shares available for grant	Number of options outstanding	Weighted- average option exercise price	Number of restricted stock and board shares issued	Number of restricted stock units outstanding
At January 1, 2017	243,218	253,541	$37.30	76,483	12,584
Granted	(70,098)	—	—	11,000	59,098
Exercised/issued	—	—	—	—	(49,156)
Cancelled/forfeited	105,836	(116,965)	53.91	—	—
At September 30, 2017	278,956	136,576	$19.23	87,483	22,526

The Company’s aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock. Based on the fair market value of the common stock at September 30, 2017 and 2016, there was no intrinsic value for the options outstanding.

A summary of the Company’s non-vested options during the nine months ended September 30, 2017 is presented below:

	Options	Weighted- average exercise price
Non-vested at January 1, 2017	148,983	$10.20
Granted	—	—
Vested	(42,757)	12.79
Forfeited	(47,825)	9.83
Non-vested at September 30, 2017	58,401	$8.59

For the three and nine months ended September 30, 2017, the Company recorded $94,000 and $418,000, respectively, of restricted stock unit (“RSU”) expense. For the three and nine months ended September 30, 2016, the Company recorded $48,600 and $187,000, respectively, of restricted stock unit (“RSU”) expense. As of September 30, 2017, there was $61,000 of unrecognized compensation cost related to the non-vested RSUs. This cost is expected to be recognized over a weighted-average period of 0.39 years.

A summary of the Company’s restricted stock units is as follows:

	RSUs outstanding	Weighted average price at time of grant	Aggregate intrinsic value
Non-vested restricted stock units as of January 1, 2017	12,584	$16.00
Granted	59,098	6.30
Vested	(49,156)	8.49
Cancelled	—	—
Non-vested at September 30, 2017	22,526	$6.94	$186,065

For the three and nine months ended September 30, 2017, the Company recorded $49,000 and $110,000, respectively, of stock compensation expense related to restricted stock. For the three and nine months ended September 30, 2016, the Company recorded $153,000 and $434,000, respectively, of stock compensation expense related to restricted stock.

An analysis of restricted stock issued is as follows:

Non-vested restricted stock as of January 1, 2017	16,470
Granted	11,000
Vested	(22,566)
Non-vested restricted stock as of September 30, 2017	4,904

6. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company experiences routine litigation in the normal course of its business. The Company currently does not have any material pending litigation.

7. INCOME TAXES

The Company is subject to income taxes in the U.S. and Malaysia. On a quarterly basis, the Company assesses the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment and multiple factors, both positive and negative, are considered. For the period ended September 30, 2017, a valuation allowance has been included in the 2017 forecasted effective tax rate. The Company is in a cumulative loss position for the past three years, which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. Under the accounting standards objective verifiable evidence is given greater weight than subjective evidence such as the Company’s projections for future growth. Based on an evaluation in accordance with the accounting standards, a valuation allowance has been recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all available evidence. At September 30, 2017, the Company continues to be in a three-year cumulative loss position, therefore, until an appropriate level of profitability is attained, the Company expects to maintain a full valuation allowance on its U.S. and Malaysia net deferred tax assets. Any U.S. and Malaysia tax benefits or tax expense recorded on the Company’s Consolidated Statement of Operations will be offset with a corresponding valuation allowance until such time that the Company changes its determination related to the realization of deferred tax assets. In the event that the Company changes its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

The tax provision for the three and nine months ended September 30, 2017 is based on an estimated combined statutory effective tax rate. The Company recorded for the three and nine months ended September 30, 2017 a tax expense of $7,000 and $85,000 respectively for an effective tax rate of 0.6%.and 0.7%, respectively. For the three and nine months ended September 30, 2017, the difference between the Company’s effective tax rate and the U.S. federal 35% statutory rate and state 6.2% (net of federal benefit) statutory rate was primarily related to U.S. and Malaysia valuation allowances, Malaysia foreign tax rate differential, and Malaysia withholding taxes.

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

For the three and nine months ended September 30, 2017, the Company incurred no interest expense. For the three and nine months ended September 30, 2016, the Company recorded interest expense of $27,500 and $98,200, respectively, which includes $24,200 and $87,000, respectively, of interest expense charged on the unused portion of the facility.

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

With the decision to exit the LED market, we stopped production activities in Penang, Malaysia in November 2016 and subsequently closed this plant in December 2016. Our wafer patterning equipment in Malaysia was sold in the fourth quarter of 2016. We held an auction in March 2017 in an effort to sell the polishing and fabrication equipment with mixed results. Since the March 2017 auction, we have continued to seek buyers for the remaining unsold equipment and have sold some additional equipment since the auction. Additionally, we are seeking to sell our Malaysia real estate. The timing of the sale of the equipment and real estate is difficult to predict.

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

Historically, a significant portion of our revenue has been derived from sales to relatively few customers. For the three months ended September 30, 2017, we had four customers individually that accounted for approximately 17%, 12%, 11% and 11% of revenue and for the three months ended September 30, 2016, we had one customer individually that accounted for approximately 76% of revenue. For the nine months ended September 30, 2017, we had four customers individually that accounted for approximately 17%, 13%, 11% and 10% of revenue and for the nine months ended September 30, 2016, we had two customers individually that accounted for approximately 55% and 10% of revenue. No other customer individually accounted for 10% or more of our revenues during the three and nine months ended September 30, 2017 and 2016. We expect our sales to continue to be concentrated among a small number of customers. However, we also expect that our significant customers may change from time to time.

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

RESULTS OF CONSOLIDATED OPERATIONS THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

The following table sets forth our consolidated statements of operations for the periods indicated:

	Three months ended September 30,
	2017	2016
	(in millions)
Revenue	$1.3	$7.1
Cost of goods sold	1.5	18.8
Gross loss	(0.2)	(11.7)
Operating expenses:
General and administrative	0.8	1.7
Sales and marketing	0.2	0.4
Research and development	0.1	0.8
Loss on disposal of assets	(0.1)	—
Long-lived asset impairment charges	—	10.2
Total operating expenses	1.0	13.1
Loss from operations	(1.2)	(24.8)
Other income (expense)	0.1	(0.2)
Loss before income taxes	(1.1)	(25.0)
Income tax benefit	—	0.2
Net loss	$(1.1)	$(24.8)

The following table sets forth our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Three months ended September 30,
	2017	2016
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	116	265
Gross loss	(16)	(165)
Operating expenses:
General and administrative	62	24
Sales and marketing	15	6
Research and development	8	11
Loss on disposal of assets	(8)	—
Long-lived asset impairment charges	—	144
Total operating expenses	77	184
Loss from operations	(93)	(349)
Other income (expense)	8	(3)
Loss before income taxes	(85)	(352)
Income tax benefit (expense)	—	3
Net loss	(85)%	(349)%

Revenue. Revenue was $1.3 million and $7.1 million for the three months ended September 30, 2017 and 2016, respectively, a decrease of $5.8 million. As we have ceased all LED manufacturing activities and exited the LED market, our revenue for the three months ended September 30, 2017, from the sale of our LED products was zero, a decrease of $5.9 million. The revenue from our optical and industrial sapphire business has decreased by $21,000. We experienced an increase of $193,000 in the R&D revenue attributable to the product finishing component of the government contract.

We operate in an extremely volatile market, so the amount of price or volume change and acceptance of new product offerings is difficult to predict.

Gross loss. Gross loss was $192,000 and $11.7 million for the three months ended September 30, 2017 and 2016, respectively, a decrease of $11.5 million. Out of this amount $11.5 million decrease in gross loss, $3.6 million was attributable to our exit from the LED market and the elimination of operations related to manufacturing of LED products, as well as a decrease in production costs due to improved production efficiency. In addition, $6.3 million of the decrease in gross loss was due to a write-down relating to having an excess of two-inch core and raw material inventory, $534,000 was due to a write-down relating to having excess consumables inventory and $1.0 million was attributable to severance expenses for the reduction in staffing in the U.S. and Malaysia all of which occurred in the three months ended September 30, 2016.

General and administrative expenses. G&A expenses were $812,000 and $1.7 million for the three months ended September 30, 2017 and 2016, respectively, a decrease of $897,000. The decrease was primarily attributable to a decrease in employee compensation costs of $258,000 on a lower headcount, partially offset by an increase in executive restricted stock unit grant expense of $68,000. We also experienced a decrease in legal and investor meeting expenses, as costs in the three months ended September 30, 2016 included $150,000 related to our proxy solicitation and annual meeting process for a contested director election. In addition, we experienced a decrease in the administrative office maintenance and connectivity costs of $236,000 due to downsized operations, a decrease in the Board of Directors’ compensation costs of $139,000, a decrease in insurance costs of $87,000 on renegotiated contracts, a decrease in financing and banking fees of $82,000, as we have paid off the short-term loan, and a decrease of $36,000 in franchise tax on a lower asset basis. This was partially offset by an increase in bad debt expense of $22,000, as costs in 2016 included a significant decrease in bad debt expense due to collection of an old outstanding balance.

Sales and marketing expenses. Sales and marketing expenses were $141,000 and $395,000 for the three months ended September 30, 2017 and 2016, respectively, a decrease of $254,000. The decrease in sales and marketing expenses was primarily attributable to a decrease in employee compensation costs of $203,000 on lower headcount, a decrease in travel and other costs related to sales and marketing of $31,000, and a decrease in marketing services and samples costs of $20,000.

Research and development expenses. R&D expenses were $50,000 and $803,000 for the three months ended September 30, 2017 and 2016, respectively, a decrease of $753,000. The decrease in research and development expenses was primarily attributable to a decrease in employee compensation costs of $380,000 on a lower headcount, a decrease in project expenses and equipment costs of $353,000 and a decrease in employee travel costs of $20,000.

Long-lived asset impairment charge. For the three months ended September 30, 2016, an impairment charge of $10.2 million was recorded pursuant to our decision to exit the LED market, closing of our Malaysia facility and identification of excess U.S. and Malaysia machinery, equipment and facilities assets.

Other income (expense). Other income was $47,000 for the three months ended September 30, 2017 and other expense was $248,000 for the three months ended September 30, 2016, respectively. This decrease was primarily attributable to a decrease in realized loss on foreign currency translation of $237,000. In addition, we have experienced an increase in interest income of $30,000. Also, as we have paid off a short-term loan, interest expense was zero for the three months ended September 30, 2017, a decrease of $28,000.

Income tax benefit. In accordance with ASC740 “Accounting for Income Taxes” (“ASC740”), we evaluate our deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted. ASC740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. We are in a cumulative loss position for the past three years, which is considered significant negative evidence by the accounting standards that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. The accounting standards attribute greater weight to objective negative evidence than to subjective positive evidence, such as our projections for future growth. Based on this evaluation, a valuation allowance has been recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. At September 30, 2017, we continue to be in a three-year cumulative loss position, therefore, until an appropriate level of profitability is attained, we expect to maintain a valuation allowance on net deferred tax assets related to future U.S. and Malaysia tax benefits and will no longer accrue tax benefits or tax expense on our Consolidated Statement of Operations. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. The tax provision for the three months ended September 30, 2017 is based on an estimated combined statutory effective tax rate. For the three months ended September 30, 2017, the difference between our effective tax rate of 0.6% and the U.S. federal 35% statutory rate and state 6.2% (net of federal benefit) statutory rate was primarily related to U.S. and Malaysia valuation allowances, Malaysia foreign tax rate differential and Malaysia withholding taxes.

RESULTS OF CONSOLIDATED OPERATIONS NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

The following table sets forth our consolidated statements of operations for the periods indicated:

	Nine months ended September 30,
	2017	2016
	(in millions)
Revenue	$3.7	$14.9
Cost of goods sold	8.3	36.0
Gross loss	(4.6)	(21.1)
Operating expenses:
General and administrative	3.9	6.2
Sales and marketing	0.6	1.2
Research and development	0.9	2.0
Loss on disposal of assets	1.1	0.1
Long-lived asset impairment charges	0.7	10.5
Total operating expenses	7.2	20.0
Loss from operations	(11.8)	(41.1)
Other income (expense)	0.1	0.2
Loss before income taxes	(11.7)	(40.9)
Income tax benefit (expense)	(0.1)	0.6
Net loss	$(11.8)	$(40.3)

The following table sets forth our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Nine months ended September 30,
	2017	2016
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	224	242
Gross loss	(124)	(142)
Operating expenses:
General and administrative	106	42
Sales and marketing	16	8
Research and development	24	13
Loss on disposal of assets	30	1
Long-lived asset impairment charges	19	70
Total operating expenses	195	134
Loss from operations	(319)	(276)
Other income (expense)	3	2
Loss before income taxes	(316)	(274)
Income tax benefit	(3)	4
Net loss	(319)%	(270)%

Revenue. Revenue was $3.7 million and $14.9 million for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $11.2 million. As we have ceased all LED manufacturing activities and exited the LED market, for the nine months ended September 30, 2017, revenue from the sales of our LED products was zero a decrease of $11.1 million. Revenue from our optical and industrial sapphire business has decreased by $120,000. Revenues from sales of optical blank products increased by $210,000 due to an increased demand from customers specializing in finishing and reselling optical products, as well as laboratories worldwide conducting research and development activities. We experienced lower revenue from sales of optical polished sapphire products of $277,000 due to a decreased demand from customers specializing in distributions and original equipment manufacturing. Revenue from sales of large diameter optical and industrial products decreased by $53,000.

We operate in an extremely volatile market, so the amount of price or volume change and acceptance of new product offerings is difficult to predict.

Gross loss. Gross loss was $4.6 million and $21.1 million for the nine months ended September 30, 2017 and 2016, respectively, a decrease in gross loss of $16.5 million. Out of this $16.5 million decrease in gross loss, $11.2 million was attributable to our exit from the LED market and the elimination of operations related to manufacturing of LED products, as well as a decrease in production costs due to improved production efficiency. In addition, $6.3 million of the decrease in gross loss was due to a write-down relating to having an excess of two-inch core and raw material inventory, $534,000 was due to a write-down relating to having excess consumables inventory and $1.0 million was attributable to severance expenses for the reduction in staffing in the U.S. and Malaysia all of which occurred in the nine months ended September 30, 2016. This was partially offset by the costs incurred in connection with our restructuring and moving of manufacturing equipment from our Batavia facility to our leased Franklin Park and Bensenville facilities of $255,000, and an excess raw material write-down expense of $2.3 million recorded for the nine months ended September 30, 2017.

General and administrative expenses. G&A expenses were $3.9 million and $6.2 million for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $2.3 million. The decrease was primarily attributable to a decrease in legal and investor meeting expenses, as costs in 2016 included $1.3 million related to our proxy solicitation and annual meeting process for a contested director election. We also experienced a decrease in employee compensation costs of $809,000 on lower headcount, partially offset by an increase in executive severance expense of $458,000 and executive restricted stock unit grant expense of $302,000. In addition, we experienced a decrease in the administrative office maintenance and connectivity costs of $369,000 due to downsized operations, a decrease in the board of directors’ compensation costs of $347,000, a decrease in insurance costs of $209,000 on renegotiated contracts, a decrease in financing and banking fees of $98,000, as we have paid off the short-term loan, a decrease of $73,000 in franchise tax on a lower asset basis and a decrease in recruiting and immigration assistance costs of $73,000. This was partially offset by an increase in a bad debt expense of $225,000, as costs in 2016 included a significant decrease in bad debt expense due to collection of an old outstanding balance.

Sales and marketing expenses. Sales and marketing expenses were $580,000 and $1.2 million for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $568,000. The decrease in sales and marketing expenses was primarily attributable to a decrease in employee compensation costs of $395,000 on lower headcount, a decrease in travel and other costs related to sales and marketing of $105,000, and a decrease in marketing services and samples costs of $70,000.

Research and development expenses. R&D expenses were $887,000 and $2.0 million for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $1.1 million. The decrease in research and development expenses was primarily attributable to a decrease in employee compensation costs of $487,000 on a lower headcount, a decrease in project expenses and equipment costs of $584,000 and a decrease in employee travel costs of $77,000.

Long-lived asset impairment charges. With the scaling down of our U.S. operations, we identified additional assets that would not be needed for ongoing operations. For the nine months ended September 30, 2017, we reduced the net book value of certain machinery and equipment and recorded an asset impairment charge of $675,000. For the nine months ended September 30, 2016, an impairment charge of $10.5 million was recorded pursuant to our decision to exit the LED market, closing of our Malaysia facility and identification of excess U.S. and Malaysia machinery, equipment and facilities assets.

Other income (expense). Other income was $100,000 and $191,000 for the nine months ended September 30, 2017 and 2016, respectively, a decrease in other income of $91,000. The decrease was primarily attributable to a decrease in realized gain on foreign currency translation of $210,000. This was partially offset by an increase in interest income of $21,000. In addition, as we have paid off a short-term loan, interest expense was zero for the nine months ended September 30, 2017, a decrease of $98,000.

Income tax benefit. In accordance with ASC740 “Accounting for Income Taxes” (“ASC740”), we evaluate our deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted. ASC740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. We are in a cumulative loss position for the past three years, which is considered significant negative evidence by the accounting standards that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. The accounting standards attribute greater weight to objective negative evidence than to subjective positive evidence, such as our projections for future growth. Based on this evaluation, a valuation allowance has been recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. At September 30, 2017, we continue to be in a three-year cumulative loss position, therefore, until an appropriate level of profitability is attained, we expect to maintain a valuation allowance on net deferred tax assets related to future U.S. and Malaysia tax benefits and will no longer accrue tax benefits or tax expense on our Consolidated Statement of Operations. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. The tax provision for the nine months ended September 30, 2017 is based on an estimated combined statutory effective tax rate. For the nine months ended September 30, 2017, the difference between our effective tax rate of 0.7% and the U.S. federal 35% statutory rate and state 6.2% (net of federal benefit) statutory rate was primarily related to U.S. and Malaysia valuation allowances, Malaysia foreign tax rate differential and Malaysia withholding taxes.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations using a combination of issuances of common stock and cash generated from our operations.

As of September 30, 2017, we had cash and short-term investments totaling $18.0 million, including cash of $7.0 million held in deposits at major banks and $11.0 million invested in money market funds.

Cash flows from operating activities

The following table represents the major components of our cash flows from operating activities for the nine months ended September 30, 2017 and 2016:

	Nine months ended September 30,
	2017	2016
	(in millions)
Net loss	$(11.8)	$(40.3)
Non-cash items:
Depreciation and amortization	1.0	4.9
Stock based compensation and other, net	0.8	1.1
Net loss on disposal of assets	1.1	—
Long-lived asset impairment charges	0.7	10.5
Deferred taxes	—	(0.6)
Total non-cash items:	3.6	15.9
Working capital:
Accounts receivable	1.9	(0.2)
Inventories	3.1	5.0
Inventory reserves	0.8	6.0
Prepaid expenses and other assets	1.1	2.3
Accounts payable	(0.2)	(1.0)
Other accruals	(0.1)	0.8
Total working capital items:	6.6	12.9
Net cash used in operating activities	$(1.6)	$(11.5)

Cash used in operating activities was $1.6 million for the nine months ended September 30, 2017. During such period, we generated a net loss of $11.8 million, non-cash expenses of $3.6 million, and an increase in cash from net working capital of $6.6 million. The net working capital cash increase was driven by a decrease in inventory of $3.9 million primarily related to a decrease in raw materials of $3.0 million due to sales and a write-down of excess raw materials and decrease in work-in-process and finished goods inventories of $900,000 due to downsized operations. Additionally, we experienced a decrease in accounts receivable of $1.9 million on decreased revenue and improved collections and a decrease in prepaid and other assets of $1.1 million due to excess asset disposals and write-downs and on amounts collected on asset sales. This decrease was partially offset by a decrease in accounts payable and other accruals of $383,000 on timing of payments and due to downsized operations.

Cash used in operating activities was $11.5 million for the nine months ended September 30, 2016. During such period, we generated a net loss of $40.3 million, non-cash expenses of $15.9 million, and an increase in cash from net working capital of $12.9 million. The net working capital increase was driven by a decrease in inventory of $11.0 million primarily related to write downs of excess core and raw materials inventories and complete draw down of consignment inventory by our major customer, and a decrease in other prepaid expenses of $2.3 million primarily related to a decrease in prepaid furnace and machinery components. This increase was partially offset by an increase in accounts receivable of $240,000 on timing of customer payments and a decrease in accounts payable and other accruals of $212,000 on timing of payments.

Cash flows from investing activities

The following table represents the major components of our cash flows from investing activities for the nine months ended September 30, 2017 and 2016:

	Nine months ended September 30,
	2017	2016
	(in millions)

Purchases of property and equipment	$—	$(0.6)
Purchases of investments	—	—
Proceeds from disposal of assets	2.1	0.2
Proceeds from sale of investments	—	8.9
Net cash provided by investing activities	$2.1	$8.5

Net cash provided by investing activities was $2.1 million for the nine months ended September 30, 2017, primarily due to sales of equipment and other assets at our Penang Malaysia and Batavia, IL locations, as the result of our decision to close the Malaysia facility and consolidate our operations in the U.S.

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

Cash flows from financing activities

Net cash used in financing activities was $184,000 for the nine months ended September 30, 2017, which represents cash used to settle net equity awards of $173,000, and a change in restricted cash of $11,000. Net cash used in financing activities was $1.5 million for the nine months ended September 30, 2016, which is primarily due to cash used to pay off borrowings under our credit facility.

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

Inventory valuation

We value our inventory at the lower of cost or market. Market is determined based on net realizable value. Raw materials cost is determined using the first-in, first-out method, and work-in-process and finished goods costs are determined on a standard cost basis which includes materials, labor and overhead. We establish inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based on customer required specifications. We evaluate the ability to realize the value of our inventory based on a combination of factors, including forecasted sales, estimated current and future market value and changes in customers’ product specifications. For the nine months ended September 30, 2016, we accepted sales orders for core and wafer products at prices lower than our cost. Based on these sales prices, we recorded for the nine months ended September 30, 2016 an adjustment which increased costs of goods sold and reduced inventory by $1.1 million. We did not record any additional lower of cost or market adjustments for the three and nine months ended September 30, 2017. We evaluate the amount of raw material needed for future production based on expected crystal growth production needed to meet anticipated sales. Based on this review, we determined at June 30, 2017 to lower our expected requirements for raw material inventory supply from five to three years and that we had excess material needed for future production. For the six months ended June 30, 2017, an excess and obsolete adjustment was recorded which reduced inventory and increased cost of goods sold by $2.4 million. We did not record any additional excess and obsolete adjustments for the three months ended September 30, 2017. However, if our recognition of excess or obsolete inventory is, or if our estimates of our inventory’s potential utility become, less favorable than currently expected, additional inventory reserves may be required.

We determine our normal operating capacity and record as an expense costs attributable to lower utilization of equipment and staff. For the three and nine months ended September 30, 2017, we determined that we were not operating at capacity and recorded costs associated with lower utilization of equipment and staff of $260,000 and $2.0 million, respectively. For the three and nine months ended September 30, 2016, we determined that we were not operating at capacity and recorded costs associated with lower utilization of equipment and staff of $1.9 million and $6.5 million, respectively. For the remainder of 2017, it is likely that we will incur additional costs due to lower utilization of equipment and other legacy contracts.

Assets held for sale and long-lived assets

When circumstances, such as adverse market conditions, indicate that the carrying value of a long-lived asset may be impaired, we perform an analysis to review the recoverability of the asset’s carrying value. We make estimates of the undiscounted cash flows (excluding interest charges) from the expected future operations of the asset. These estimates consider factors such as expected future operating income, operating trends and prospects, as well as the effects of demand, competition and other factors. If the analysis indicates that the carrying value is not recoverable from future cash flows, an impairment loss is recognized to the extent that the carrying value exceeds the estimated fair value. The estimated fair value of assets is determined using appraisal techniques which assume the highest and best use of the asset by market participants, considering the use of the asset that is physically possible, legally permissible, and financially feasible at the measurement date. Any impairment losses are recorded as operating expenses reducing net income.

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

In the nine months ended September 30, 2017, auctions and individual asset sales were completed resulting in the sale of a portion of the excess U.S. and some of the Malaysian equipment that were classified as (a) assets held for sale or (b) machinery and equipment which had a net book value of $3.1 million. Unsold equipment including excess crystal growth furnaces was classified as current assets held for sale at September 30, 2017.

We are actively seeking the sale of our manufacturing and office facility in Batavia, Illinois, a parcel of land we own in Batavia, Illinois, and a facility in Penang, Malaysia. Since it is our intention to complete these sales within the next twelve-month period, these properties were classified as current assets held for sale at September 30, 2017 and December 31, 2016.

We reviewed the current fair market value of our assets to determine if additional adjustments were needed. With the scaling down of our U.S. operations, during the nine months ended September 30, 2017, we identified additional assets that would not be needed. For the nine months ended September 30, 2017, we reduced the net book value of certain machinery and equipment and recorded an asset impairment charge of $675,000. We will continue to assess our long-lived assets to ensure the carrying amount of these assets is still appropriate given any changes in the asset usage, marketplace and other factors used in determining the current fair market value.

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

We allocate stock based compensation costs using a straight-line method, which amortizes the fair value of each award on a straight-line basis over the service period. Based on the variables affecting the valuation of our common stock and the method used for allocating compensation costs, during the three and nine months ended September 30, 2017 we recognized $163,000 and $786,000, respectively of stock compensation expense.

All option grants are granted at an exercise price per share equal to the closing market price of our common stock on the day before the date of grant. Therefore, there is no intrinsic value because the exercise price per share of each option was equal to the fair value of the common stock on the date of grant.

Based on the fair market value of the common stock at September 30, 2017, there is no aggregate intrinsic value of all stock options exercisable or outstanding.

Income tax valuation allowance

Evaluating the need for and amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all the positive and negative evidence available to determine whether all or some portion of the deferred tax assets will not be realized. A valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50%) that they will not be realized. In general, “realization” refers to the incremental benefit achieved through the reduction in future taxes payable or an increase in future taxes refundable from the deferred tax assets, assuming that the underlying deductible differences and carryforwards are the last items to enter into the determination of future taxable income. In determining our valuation allowance, we consider the source of taxable income including taxable income in prior carryback years, future reversals of existing temporary differences, the required use of tax planning strategies, and future taxable income exclusive of reversing temporary differences and carryforwards. We are in a cumulative loss position for the past three years which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. Under the accounting standards verifiable evidence will have greater weight than subjective evidence such as our projections for future growth. Based on an evaluation in accordance with the accounting standards, as of September 30, 2017, a valuation allowance has been recorded against the net U.S. and Malaysia deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. Any U.S. and Malaysia tax benefits or tax expense recorded on the Consolidated Statement of Operations will be offset with a corresponding valuation allowance until such time that we change our determination related to the realization of deferred tax assets. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the Consolidated Financial Statements for a discussion of new accounting standards.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of September 30, 2017, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2016.

ITEM 4.	CONTROLS AND PROCEDURES

Management’s evaluation of disclosure controls and procedures

Based on evaluations at September 30, 2017, our chief executive officer and chief financial officer (together, our “certifying officers”), with the participation of the management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting

Our certifying officers have concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Rubicon Technology, Inc.

Date: November 13, 2017	By:	/s/ Timothy E. Brog
Timothy E. Brog
President and Chief Executive Officer

Date: November 13, 2017	By:	/s/ Mardel A. Graffy
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

*   Filed electronically with this Quarterly Report on Form 10-Q

