Form 10-K
period 2017-12-31
Rubicon Technology, Inc.
filed 2018-03-20
CIK 1410172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark one)

☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2017

or

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

As of June 30, 2017, there were 2,361,038 shares of common stock outstanding held by non-affiliates of the registrant, with an aggregate market value of the common stock (based upon the closing price of these shares on the NASDAQ Capital Market) of approximately $21,863,210.

The number of shares of the registrant’s common stock outstanding as of the close of business on March 5, 2018 was 2,737,813.

Documents incorporated by reference:

Portions of the Registrant’s Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K provided, that if such Proxy Statement is not filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed no later than the end of such 120-day period.

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

With the decision to exit the LED market, in November 2016 we stopped our production activities located in Penang, Malaysia and subsequently closed this facility. Our wafer patterning equipment located in Malaysia was sold in the fourth quarter of 2016 for $4.5 million. We held an auction in March 2017 in an effort to sell certain polishing and fabrication equipment with mixed results. Since the March 2017 auction, we have sold some additional equipment and continue to seek buyers for the remaining unsold equipment. Additionally, we are seeking to sell our Malaysia real estate. The timing of the sale of the remaining equipment and real estate located in Malaysia is difficult to predict.

Following the decision in the fourth quarter 2016 to focus on smaller optical and industrial sapphire markets, we determined that we had more crystal growth and fabrication capacity in the U.S. than we needed for our current business strategy. Consequently, we have consolidated operations into our leased spaces in Bensenville, Illinois and Franklin Park, Illinois and vacated our owned facility in Batavia, Illinois. In March 2017, we held an auction to sell excess equipment from our Batavia facility. Other than crystal growth furnaces, most of the equipment was sold. The plant itself is a special purpose facility with extensive enhancements to power and water-cooling systems required for crystal growth production.

We are actively trying to sell or lease this property and our initial focus is to find a buyer that is interested in both the building and its improved infrastructure. However, to date we have been unable to find a buyer that values such enhancements and ultimately may be unable to sell this real estate for more than the value of a standard facility. In fact we may be required by a buyer to pay for the removal of the enhancements. The timing on the sale or lease of this real estate and our crystal growth furnaces is difficult to predict.

Historically, we sold sapphire cores into the mobile device market and sapphire cores and wafers into the LED market. With the cessation of our LED-related production activities at our Malaysia facility, our LED revenue ceased. Approximately 91% of our 2017 sales came from optical and industrial sapphire components. The following table summarizes optical revenue for each of the last three years:

Year ended December 31,	Optical revenue (in thousands)	% of total revenue
2017	$4,615	91%
2016	$4,568	23%
2015	$5,086	21%

We operate in a very competitive market. Our ability to expand our optical and industrial business and the acceptance of new product offerings is difficult to predict.

In addition, our optical and industrial sapphire business serves smaller markets than our historical undertakings, so we are actively evaluating the acquisition of profitable companies outside of the sapphire market in order to utilize our substantial net tax loss carry-forwards (“NOLs”).

We are a Delaware corporation incorporated on February 7, 2001. Our common stock is listed on the NASDAQ Capital Market under the ticker symbol “RBCN.”

INDUSTRY OVERVIEW

Sapphire is utilized in optical and industrial applications. It is used for windows and optics for aerospace, sensor, medical, semiconductor, instrumentation, electronics and laser applications due to its wide-band transmission, superior strength, chemical and scratch resistance and high strength-to-weight ratio. Sapphire’s physical and optical properties also make it very well suited for defense applications such as electro-optical and sensor suite windows for military fighter jets, helicopters, unmanned air vehicles and ships, forward-looking infrared windows for commercial and business aircrafts as well as missile domes, submarine windows and components and transparent armor for military vehicles. We believe that these markets may be growing as new applications for sapphire emerge for larger size and higher quality sapphire components and also due to the availability of more cost effective sapphire part production.

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

Our furnace environments are controlled by closed-loop control systems and the overall crystal growth process is run with minimal operator intervention. A single operator can supervise the control of multiple ES2 furnaces simultaneously, which reduces costs.

We have now completed crystal growth development for our Large Area Net Shaped Crystal Extraction (“LANCE”) technology, which is a technology designed to produce very large, thick sapphire windows. This technology was developed with government funding under a contract with the Air Force Research Laboratory. We have completed the growth of the window blank deliverables on this project, including the largest size sapphire window in the world at 36 x 18 x 0.8 inch dimensions. The project will not be fully completed until our subcontractors complete the polishing of the windows. We will continue to refine the process to improve yield; however, our main focus now is the development of the market for these larger windows. The product has been displayed at trade shows and has attracted interest both from military and industrial product developers.

PRODUCTS

We believe the developing optical and industrial markets require large diameter sapphire products, high quality sapphire and ultra-thin double side polished windows and wafers which may be beyond the capability of many sapphire suppliers. In addition, military and defense applications often require a U.S. based source for sapphire. We believe we continue to have a reputation for producing the highest quality optical-grade sapphire. We also have the ability to maintain that crystal quality in very large sizes, to support a strong and developing U.S. customer base, and to provide very high performance ultra-thin double side polished sapphire products, which we believe positions us well in the optical, laser, and epitaxial growth markets.

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

We believe we offer the industry’s largest sapphire windows and highest quality, ultra-thin, double side polished windows and substrates. Our product lines include very thin, double-side polished windows as thin as 300 microns for 6” optical diameter substrates, and also very large-area blanks and polished windows. We offer round C-plane sapphire windows up to 11” in diameter and A-plane windows up to 18” in diameter with UV grade windows up to 13.5” in diameter. We also have produced sapphire window blanks at 36” x 18” x 0.8” dimensions.

RESEARCH AND DEVELOPMENT

In 2017 and 2016, our R&D expenses totaled $962,000 and $2.5 million, respectively. The scope of R&D projects has been reduced, and we expect R&D expenses to be significantly lower in 2018. These expenses generally do not include costs incurred in connection with our R&D activities under the LANCE government contract. However, in 2017 and 2016 we recorded estimated costs of $26,000 and $217,000 in excess of the contract value at December 31, 2017 and 2016, respectively.

Production expenses associated with the LANCE government agreement up to the contract value are accounted for as revenue and cost of goods sold. We record R&D revenue associated with the LANCE government contract as costs are incurred plus a fixed fee. For each of the years ended December 31, 2017 and 2016 revenue from R&D accounted for less than 10% of our revenue. Since 2012, we have recorded $4.7 million in revenue and the total value of the contract is $4.7 million. As LANCE is largely complete, we expect our R&D revenue to be less than $100,000 in 2018.

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

A key component of our marketing strategy is developing and maintaining strong relationships with our customers. We achieve this by working closely with our customers to optimize our products for their production processes. In addition, we are able to develop long-term relationships with key customers by offering product specification assistance, providing direct access to enable them to evaluate and audit our operations, delivering high-quality products and providing superior customer service. We believe that maintaining close relationships with our customers’ senior management and providing technical support improves customer satisfaction.

In order to increase brand recognition of our products and our Company in general we publish technical articles, distribute promotional materials and participate in industry trade shows and conferences.

CUSTOMERS

Our principal customers have been defense sub-contractors, industrial manufacturers, fabricators and resellers. A substantial portion of our sales have been to a small number of customers. In 2017 our top customers accounted for in the aggregate approximately 31% of our revenue and in 2016, the top customer accounted for approximately 60% of our revenue. Although we are attempting to diversify and expand our customer base, we expect our sales to continue to be concentrated among a small number of customers. However, we also expect that our significant customers may change from time to time. No other customer accounted for 10% or more of our revenues during 2017 or 2016.

INTELLECTUAL PROPERTY

Our ability to protect our proprietary technologies and other confidential information is a key factor in our ability to compete successfully. We rely primarily upon a combination of patent, trade secret laws and non-disclosure agreements with employees, customers and potential customers to protect our intellectual property. We have six patents issued by the U.S. Patent and Trademark office expiring between 2027 and 2030. In addition, we have an aggregate of seven pending patent applications with the U.S. Patent and Trademark Office and with various other foreign countries. The patents and patent applications mostly cover aspects of our core production, wafer grinding and lapping technologies. However, we believe that factors such as the technological and innovative abilities of our personnel, the success of our ongoing product development efforts and our efforts to maintain trade secret protection are more important than patents in maintaining our competitive position. We pursue the registration of certain of our trademarks in the U.S. and currently have three registered trademarks.

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

We have several competitors that compete directly with us. We believe that the key competitive factors in our markets are:

●	consistently producing high-quality products in the desired size, orientation and finish;

●	pricing;

●	driving innovation through focused research and development efforts;

●	producing large format high-quality crystal for certain applications;

●	providing U.S.-based source of sapphire for military applications; and

●	financial stability of the companies.

We believe the developing optical and industrial markets require cost effective high quality sapphire, large diameter sapphire products and ultra-thin double side polished windows and wafers, which we have the capabilities to provide while certain other sapphire producers may not. In addition, defense applications often require a U.S. based source for sapphire. We believe we continue to have a reputation for producing the highest quality sapphire in the market. We believe this positions us well with competitive advantages in the markets for optical and industrial sapphire.

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

EMPLOYEES

As of December 31, 2017, we had 20 full-time employees and one full-time consultant of which 11 full time employees worked in technology and operations. None of our employees are represented by a labor union. We consider our employee relations to be good.

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

We have incurred significant losses in prior periods and may continue to incur significant losses for the foreseeable future. These losses may have an adverse effect on our ability to attract new customers or retain existing customers. We have incurred net losses of $17.9 million, $62.9 million, $77.8 million, $44.0 million, $30.4 million and $5.5 million in 2017, 2016, 2015, 2014, 2013 and 2012, respectively. There can be no assurance that we will have sufficient revenue to achieve profitability in future periods.

We are exploring, evaluating and have begun implementing alternatives with a goal of providing greater value to our stockholders. There can be no assurance that we will be successful in identifying additional alternatives or implementing any alternative, or that any alternative will yield additional value for stockholders.

Our management and Board of Directors are continuing to review alternatives with a goal of providing greater value to our stockholders. These alternatives could result in, among other things, modifying or eliminating certain of our operations, selling material assets, seeking additional financing, selling the business, effecting a merger, consolidation or other business combination, partnering or other collaboration agreements, or potential acquisitions or recapitalizations, in one or more transactions. In connection with the Board of Directors’ continuing review of alternatives, on September 12, 2016, the Board of Directors determined to shut down production activities and close our facility in Penang, Malaysia, and to sell our assets relating to the Malaysian operations. Production activities at the Malaysia facility have ceased. Also on September 12, 2016, we announced the Board of Directors’ decision to limit our focus on the optical and industrial sapphire markets and to exit the LED and mobile device markets. There is no assurance that we will be able to successfully expand our optical and industrial sapphire business or that we will obtain market acceptance for any new product offerings in these markets.

During 2017, we sold certain equipment located in the United States and Malaysia and we are continuing our efforts to sell additional excess equipment. There is no assurance that we will be able to sell any additional excess equipment at prices favorable to us, or at all. Our Batavia, Illinois land and facility remains for sale or lease and our Malaysia land and facility remain for sale. There is no assurance that we will be able to sell or lease any land or facilities at prices favorable to us. Additionally, there can be no assurance that our continued exploration of alternatives will result in the identification of additional alternatives or that any transaction will be consummated. The process of exploring alternatives may be costly and may be time consuming, distracting to management and disruptive to our business operations. If we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We also cannot provide assurance that any potential transaction or other alternative identified, evaluated and consummated, will provide greater value to our stockholders than that reflected in the current stock price. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends and the availability of financing to us on reasonable terms.

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

If we are unable to raise additional capital when needed, we may not be able to execute our business plan or the acquisition of other businesses.

We may require additional capital to fund operations, capital expenditures and the introduction of new products or the acquisition of other businesses. We may finance future cash needs through public or private equity offerings, debt financings, corporate collaborations or licensing arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our acquisition opportunities. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through corporate collaborations or licensing arrangements, it may be necessary to relinquish some rights to our technologies or our new products or grant licenses on terms that may not be favorable to us. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. Introducing newly developed products to the market often requires investment before revenue is generated from those products. We currently have no commitments or arrangements for any additional financing to fund our product research and development programs. However, we may need to raise substantial additional capital in the future to complete the development and commercialization of our new products or to acquire new businesses or technology.

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

Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

●	the amount of our revenues and ability to be operationally cash flow positive;

●	the extent to which we acquire or invest in businesses, products or technologies;

●	the level of capital expenditures required to maintain or expand our operations;

●	the initiation, progress, timing, costs and results of studies and trials required for our new products;

●	the terms and timing of any future collaboration, licensing or other arrangements that we may establish;

●	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

●	the effect of competing technological and market developments; and

●	the cost of establishing sales, marketing and distribution capabilities for any new products.

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

Some of the factors that will affect operating results include, among others:

●	our ability to attract new customers;

●	gain or loss of significant customers;

●	timing and size of orders from and shipments to customers;

●	volatility of sapphire product prices;

●	our ability to develop, introduce and market new products and technologies on a timely basis;

●	our ability to meet customer specifications for products;

●	our ability to retain key relationships with suppliers and contractor third parties, including for the slicing and polishing functions for our sapphire crystal;

●	performance of suppliers, contractors and other third parties on whom we depend;

●	our ability to reduce costs commensurate to our scaled down operations;

●	competitive market conditions, including pricing actions by our competitors and our customers’ competitors;

●	additions or departures of key personnel;

●	interruption of operations at our manufacturing facilities or the facilities of our suppliers; and

●	natural disasters, such as floods, hurricanes and earthquakes, as well as interruptions in power supply resulting from such events or due to other causes.

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

Historically, we have earned, and believe that in the future we will continue to earn, a substantial portion of our revenue from a small number of customers. In 2017 our top two customers accounted for in the aggregate approximately 31% of our revenue and in 2016 our top customer accounted for approximately 60% of our revenue. If we were to lose one of our major customers or have a major customer significantly reduce its volume of business with us, our revenues and profitability would be materially reduced unless we are able to replace such demand with other orders promptly. We expect to continue to be dependent on our major customers, the number and identity of which may change from period to period.

We generally sell our products on the basis of purchase orders. Thus, most of our customers could cease purchasing our products with little or no notice and without penalties. In addition, delays in product orders could cause our quarterly revenue to vary significantly. A number of factors could cause our customers to cancel or defer orders, including interruptions to their operations due to a downturn in their industries, natural disasters, delays in manufacturing their own product offerings into which our products are incorporated, securing other sources for the products that we manufacture or developing such products internally.

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

Our continuing efforts to enhance our current products and to develop new products involve several risks, including:

●	our ability to anticipate and respond in a timely manner to changes in customer requirements;

●	the significant research and development investment that we may be required to make before market acceptance of a particular new or enhanced product;

●	the possibility that the industry may not accept our new or enhanced products after we have invested a significant amount of resources in development; and

●	competition from new technologies, processes and products introduced by our current and/or future competitors.

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

We are dependent on the continued services and performances of certain senior management employees such as sales management and the head of operations.

Our future success is dependent on the continued services and continuing contributions of our senior management who must work together effectively in order to design and produce our products, expand our business, increase our revenue and improve our operating results. The loss of services of our senior management for any reason could adversely affect our business, operating results and financial condition.

We are subject to risks from international sales that may harm our operating results.

In 2017 and 2016, revenue from international sales for our optical and industrial markets products was approximately 37% and 35%, respectively, of our total optical and industrial markets revenue. We expect that revenue from international sales will continue to be a portion of our total revenue for the foreseeable future. Our international sales are subject to a variety of additional risks, including risks arising from:

●	sales variability as a result of transacting our foreign sales in U.S. dollars as prices for our products become less competitive in countries with currencies that are low or are declining in value against the U.S. dollar and more competitive in countries with currencies that are high or increasing in value against the U.S. dollar;

●	trading restrictions, tariffs, trade barriers and taxes;

●	differing intellectual property laws;

●	economic and political risks, wars, acts of terrorism, political unrest, pandemics, boycotts, curtailments of trade and other business restrictions;

●	the difficulty of enforcing contracts and collecting receivables through some foreign legal systems;

●	unexpected changes in regulatory requirements and other governmental approvals, permits and licenses; and

●	periodic foreign economic downturns.

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

Other companies might allege that we are infringing certain of their patents or other rights. If we are unable to resolve these matters satisfactorily, or to obtain licenses on acceptable terms, we may face litigation. Any litigation to enforce patents issued to us, to protect trade secrets or know-how possessed by us or to defend us or indemnify others against claimed infringement of the rights of others could have a material adverse effect on our financial condition and operating results. Regardless of the validity or successful outcome of any such intellectual property claims, we may need to expend significant time and expense to protect our intellectual property rights or to defend against claims of infringement by third parties, which could have a material adverse effect on us. If we lose any such litigation where we are alleged to infringe the rights of others, we may be required to:

●	pay substantial damages;

●	seek licenses from others; or

●	change, or stop manufacturing or selling, some or all of our products.

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

Our U.S. net operating loss carryforwards may expire or could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code (“IRC”) or if changes are made to the IRC.

We have significant U.S. net operating loss carryforwards (the “Tax Attributes”). Under federal tax laws, we can carry forward and use our Tax Attributes to reduce our future U.S. taxable income and tax liabilities until such Tax Attributes expire in accordance with the Internal Revenue Code of 1986, as amended (the “IRC”). Our NOLs and carry-forwards provide a benefit to us, if fully utilized, of significant future tax savings. However, our ability to use these tax benefits in future years will depend upon the amount of our federal and state taxable income. If we do not have sufficient federal and state income in future years to use the benefits before they expire, we will permanently lose the benefit of the NOLs. Our ability to use the tax benefits associated with our NOLs is dependent upon our generation of future taxable profits and our ability to successfully identify and acquire suitable acquisition or investment candidates.

Additionally, Section 382 and Section 383 of the IRC provide an annual limitation on our ability to utilize our Tax Attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership, as defined under the IRC. While we have implemented a stockholder’s right plan to protect the net operating loss carryforwards, there is no assurance that we will not experience a change in ownership in the future as a result of changes in our stock ownership, and any such subsequent changes in ownership for purposes of the IRC could further limit our ability to use our Tax Attributes.

Under the recently enacted Tax Cut and Jobs Act, U.S. NOLs generated on or after January 1, 2018 could be limited to 80 percent of taxable income. If other changes were made to the IRC, they could impact our ability to utilize our net operating losses. Accordingly, any such occurrences could adversely affect our financial condition, operating results and cash flows.

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

Factors related to our Company and our business, as well as broad market and industry factors, may adversely affect the market price of our common stock, regardless of our actual operating performance. Such factors that could cause fluctuations in our stock price include, among other things:

●	changes in market valuations of other companies in our industry;

●	changes in financial guidance or estimates by us, by investors or by any financial analysts who might cover our stock or our industry;

●	our ability to meet the performance expectations of financial analysts or investors;

●	our ability to develop and market new and enhanced products on a timely basis;

●	credit conditions;

●	announcements by us or our competitors of significant products, contracts, acquisitions or strategic partnerships;

●	general market and economic conditions; and

●	the size of the public float of our stock.

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

A number of provisions in our certificate of incorporation and bylaws, as well as anti-takeover provisions of Delaware law, may have the effect of delaying, deterring, preventing or rendering more difficult a change in control of Rubicon that our stockholders might consider in their best interests. These provisions include:

●	a classified Board of Directors;

●	a tax benefits preservation plan designed to preserve our ability to utilize our net operating losses as a result of certain stock ownership changes, which may have the effect of discouraging transactions involving an actual or potential change in our ownership;

●	granting to the Board of Directors sole power to set the number of directors and to fill any vacancy on the Board of Directors, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;

●	limitations on the ability of stockholders to remove directors;

●	the ability of our Board of Directors to designate and issue one or more series of preferred stock without stockholder approval, the terms of which may be determined at the sole discretion of the Board of Directors;

●	prohibition on stockholders from calling special meetings of stockholders;

●	prohibition on stockholders from acting by written consent; and

●	establishment of advance notice requirements for stockholder proposals and nominations for election to the Board of Directors at stockholder meetings.

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

Our executive, research and development and manufacturing functions are located on properties that we lease or own. We lease properties in Franklin Park, Illinois and Bensenville, Illinois. These facilities total approximately 62,000 square feet in two buildings, which includes 30,000 square feet in our Bensenville, Illinois facility and 32,000 square feet in our Franklin Park, Illinois facility. The Franklin Park, Illinois facility is primarily used for manufacturing. The Bensenville, Illinois facility houses crystal growth, research and development and our corporate executive offices. The leases for the Franklin Park, Illinois and Bensenville, Illinois facilities terminate in July 2018 and June 2019, respectively.

Future minimum payments under these leases, in the aggregate are as follows:

Year ending December 31,	Lease Payments (in thousands)
2018	$468
2019	145

In addition, we own a 134,400 square foot facility in Batavia, Illinois previously used for crystal growth, manufacturing, research and development and office space. We also own a parcel of extra land in Batavia, Illinois which was acquired in 2012 for future expansion. In addition, we own a 65,000 square foot facility in Penang, Malaysia previously used for manufacturing operations. All of the real property we own are currently available for sale or lease and are actively being marketed.

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

Market Information

Our common stock began trading on the NASDAQ Global Market under the symbol “RBCN” on November 16, 2007. On October 20, 2016, we transferred the listing of our common stock from the NASDAQ Global Market to the NASDAQ Capital Market. The following table sets forth the high and low sales prices for our common stock as reported on the NASDAQ for the periods indicated:

	High	Low
Fiscal year ended December 31, 2017
First Quarter	$9.60	$4.90
Second Quarter	$10.45	$6.40
Third Quarter	$9.41	$6.71
Fourth Quarter	$9.05	$7.51

	High	Low
Fiscal year ended December 31, 2016
First Quarter	$17.80	$7.20
Second Quarter	$8.10	$5.10
Third Quarter	$7.90	$5.60
Fourth Quarter	$6.70	$4.60

Holders

As of March 5, 2018, our common stock was held by approximately 19 stockholders of record and there were 2,737,813 shares of our common stock outstanding.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain future earnings to finance the growth and development of our business, and we do not anticipate declaring or paying any cash dividends in the foreseeable future. The declaration, payment and amount of any future dividends will be made at the discretion of our Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA

Disclosure under this item is not required as the registrant is a smaller reporting company.

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

OVERVIEW

We are a vertically integrated, advanced materials provider specializing in monocrystalline sapphire for applications in optical and industrial systems. We use our proprietary crystal growth technology to produce high-quality sapphire products to meet our customers exacting specifications. Historically, we have provided sapphire products to the LED and mobile device markets, which are the largest markets for sapphire. However, given competitive pressures in those markets, in September 2016 we announced our decision to limit our focus in the near-term on the optical and industrial sapphire markets and exit the LED market. We believe that we continue to have a reputation as one of the highest quality sapphire producers in the market. We provide optical and industrial sapphire products in various shapes and sizes, including round and rectangular windows and blanks, domes, tubes and rods.

With the decision to exit the LED market, in November 2016 we stopped production activities in Penang, Malaysia and subsequently closed this facility. Our wafer patterning equipment in Malaysia was sold in the fourth quarter of 2016 for $4.5 million. We held an auction in March 2017 in an effort to sell certain polishing and fabrication equipment with mixed results. Since the March 2017 auction, we sold some additional equipment and continue to seek buyers for the remaining unsold equipment. Additionally, we are seeking to sell our Malaysia real estate. The timing of the sale of the equipment and real estate located in Malaysia is difficult to predict.

 Following the decision in the fourth quarter 2016 to focus on smaller optical and industrial sapphire markets, we determined that we had more crystal growth and fabrication capacity in the U.S. than we needed for our current business strategy. Consequently, we have consolidated operations into our leased spaces in Bensenville, Illinois and Franklin Park, Illinois and vacated our owned facility in Batavia, Illinois. In March 2017, we held an auction to sell excess equipment from our Batavia facility. Other than crystal growth furnaces, most of the equipment was sold. The plant itself is a special purpose facility with extensive enhancements to power and water-cooling systems required for crystal growth production.

We are also actively trying to sell or lease this property and our initial focus is to find a buyer that is interested in both the building and improved infrastructure. However, to date we have been unable to find a buyer that values such enhancements and ultimately may be unable to sell this real estate for more than the value of a standard facility. In fact we may be required by a buyer to pay for the removal of the enhancements. The timing on the sale or lease of this real estate and sale of our crystal growth furnaces is difficult to predict.

With the focus on smaller optical and industrial markets, the closing of our plant in Malaysia, and the consolidation of our operations in the U.S., our LED revenue has ceased. Approximately 91% of our sales in 2017 came from optical and industrial sapphire components. The following table summarizes optical revenue for each of the last three years:

Year ended December 31,	Optical revenue (in thousands)	% of total revenue
2017	$4,615	91%
2016	$4,568	23%
2015	$5,086	21%

We operate in a very competitive market. Our ability to expand our optical and industrial business and acceptance of new product offerings is difficult to predict.

In addition, our current optical and industrial sapphire business serves smaller markets than our historical undertakings, so we are actively evaluating the acquisition of profitable companies outside of the sapphire market to utilize our substantial net operating loss carry-forwards. Because acquisitions are being given greater consideration, in February 2017, we commenced a search for a new CEO with more extensive experience in mergers and acquisitions. On March 16, 2017, we announced the appointment of Timothy E. Brog as our new President and CEO, effective as of March 17, 2017. Mr. Brog has served on our Board of Directors since May 2016 and will continue to serve as our director.

Historically, a significant portion of our revenue has been derived from sales to relatively few customers. For the year ended December 31, 2017, we had two customers individually that accounted for approximately 18% and 13% of revenue. For the year ended December 31, 2016, we had one customer individually that accounted for approximately 60% of our revenue. No other customer individually accounted for 10% or more of our revenues during the years ended December 31, 2017 and 2016. We expect our sales to continue to be concentrated among a small number of customers. However, we also expect that our significant customers may change from time to time.

We sell our products on a global basis and have historically derived a significant portion of our revenue from LED customers outside of the U.S. In such periods, the majority of our sales were to the European and Asian markets. Since we have stopped selling LED products in 2016, we expect a major source of our future revenue to be from the North American market. For the year ended December 31, 2017, the North American and European markets accounted for 80% and 17% of our revenue, respectively. For the year ended December 31, 2016, the European, Asian, North American and Australian markets accounted for 48%, 28%, 21% and 3% of our revenue, respectively. All of our revenue and corresponding accounts receivable are denominated in U.S. dollars. For more information about our revenues by country, see Note 2 – Segment Information of our Consolidated Financial Statements included in this Annual Report on Form 10-K. For a discussion of risks associated with our international sales see the risk factor captioned “We are subject to risks from international sales that may harm our operating results” under Item 1A “Risk Factors”.

Financial operations

Revenue. Our revenue has historically consisted of sales of sapphire materials sold in core, polished and patterned substrate forms in two, three, four, six and eight-inch diameters as well as optical materials sold as blanks or polished windows. Products are made to varying specifications, such as crystal planar orientations and thicknesses. With the focus on smaller optical and industrial markets, the closing of our plant in Malaysia, and the consolidation of our operations in the U.S., we expect in future periods our revenue will primarily be from optical materials. We recognize research and development revenue in the period during which the related costs are incurred. Our R&D revenue in recent years has been related to LANCE, our large rectangular window development which is largely complete. As a result, of our finishing the growth requirements for the AFRL in 2016, our R&D revenue as a percentage of total revenue was lower in 2017. We recognize revenue based upon shipping terms with our customers and from our government contract as costs and fees are incurred. Delays in product orders or changes to the timing of shipments could cause our quarterly revenue to vary significantly. All of our revenue and corresponding accounts receivable are denominated in U.S. dollars. We manage direct sales primarily from our Bensenville, Illinois offices. Substantially all of our revenue is generated by our direct sales force and we expect this to continue in the future.

Cost of goods sold. Our cost of goods sold consists primarily of manufacturing materials, labor, manufacturing-related overhead such as utilities, depreciation and rent, provisions for excess and obsolete inventory reserves, idle plant charges, outsourcing costs, freight and warranties. We purchase materials and supplies to support current and future demand for our products. We are subject to variations in the cost of consumables from period to period because we do not have long-term fixed-price agreements with our suppliers. We currently outsource some of our production processes and needs.

Gross profit. Our gross profit has been and will continue to be affected by a variety of factors, including average sales prices of our products, product mix, our ability to reduce manufacturing costs, idle plant charges and fluctuations in the cost of electricity, raw materials and other supplies.

General and administrative expenses. General and administrative expenses (“G&A”) consist primarily of compensation and associated costs for employees in finance, human resources, information technology and administrative activities, charges for accounting, legal, insurance, and stock-based compensation.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, commissions and associated costs for employees engaged in sales activities, product samples, charges for participation in trade shows and travel.

Research and development expenses. Research and development (“R&D”) expenses include costs related to engineering personnel, materials and other product development related costs. R&D is expensed as incurred.

Other income (expense). Other income (expense) consists of interest income and expense and gains and losses on investments and currency translation.

Provision for income tax.  We account for income taxes under the asset and liability method whereby the expected future tax consequences of temporary differences between the book value and the tax basis of assets and liabilities are recognized as deferred tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to be recognized. Our analysis of ownership changes that limit the utilization of our net operating loss (“NOL”) carryforwards as of December 31, 2017, shows no impact on such utilization. We are in a cumulative loss position for the past three years which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. Based on an evaluation in accordance with the accounting standards, as of December 31, 2017 and 2016, a valuation allowance has been recorded against the net U.S. and Malaysia deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. Until an appropriate level of profitability is attained, we expect to maintain a full valuation allowance on our U.S. and Malaysia net deferred tax assets. Any U.S. and Malaysia tax benefits or tax expense recorded on the Consolidated Statement of Operations will be offset with a corresponding valuation allowance until such time that we change our determination related to the realization of deferred tax assets. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

Stock-based compensation. The majority of our stock-based compensation relates primarily to our Board of Directors and administrative personnel and is accounted for as a G&A expense. For the years ended December 31, 2017 and 2016, our stock-based compensation expense was $897,000 and $1.4 million, respectively.

We continue to review a variety of alternatives with a goal of providing greater value to our stockholders. These alternatives could result in, among other things, further modifying or eliminating certain of our operations, selling material assets, seeking additional financing, a sale of the business, a merger, consolidation or other business combination, partnering or other collaboration agreements, potential acquisitions or recapitalizations, or we may continue to operate with our current business plan and strategy. We cannot provide assurance that this process will result in the consummation of any transaction, or that the consummation of any transaction will provide greater value to our stockholders.

RESULTS OF OPERATIONS

The following table sets forth our statements of operations for the periods indicated:

	Year ended December 31,
	2017	2016
	(in millions)

Revenue	$5.0	$19.6
Cost of goods sold	10.5	45.6
Gross loss	(5.5)	(26.0)
Operating expenses:
General and administrative	4.5	7.7
Sales and marketing	0.8	1.4
Research and development	1.0	2.5
Long-lived asset impairment charge	5.0	26.6
Loss (gain) on disposal of assets	1.1	(1.5)
Total operating expenses	12.4	36.7
Loss from operations	(17.9)	(62.7)
Other income (expense)	0.2	(0.4)
Loss before income taxes	(17.7)	(63.1)
Income tax (expense) benefit	(0.1)	0.2
Net loss	$(17.8)	$(62.9)

The following table sets forth our statements of operations as a percentage of total revenue for the periods indicated:

	Year ended December 31,
	2017	2016

Revenue	100%	100%
Cost of goods sold	210	232
Gross loss	(110)	(132)
Operating expenses:
General and administrative	90	39
Sales and marketing	16	8
Research and development	20	13
Long-lived asset impairment charge	100	135
Loss (gain) on disposal of assets	22	(8)
Total operating expenses	248	187
Loss from operations	(358)	(319)
Other income (expense)	4	(2)
Loss before income taxes	(354)	(321)
Income tax (expense) benefit	(2)	1
Net loss	(356%)	(320%)

Comparison of years ended December 31, 2017 and 2016

Revenue. Revenue was $5.0 million for the year ended December 31, 2017 and $19.6 million for the year ended December 31, 2016, a decrease of $14.6 million. As we have ceased all LED manufacturing activities and exited the LED market in 2016, for the year ended December 31, 2017, revenue from the sales of our LED products was zero, a decrease of $14.8 million.

Gross loss. Gross loss was $5.5 million and $26.0 million for the years ended December 31, 2017 and 2016, respectively, a decrease in loss of $20.5 million. Of this $20.5 million decrease in gross loss, $13.1 million was attributable to our exit from the LED market and the elimination of operations related to manufacturing of LED products, as well as a decrease in production costs due to improved production efficiency. In addition, $3.8 million of the decrease in gross loss was due to a smaller write-down related to having an excess of two-inch core and raw material inventory, $2.9 million of the decrease was due to a smaller write-down of excess consumables inventory and $1.0 million was attributable to severance expenses for the reduction in staffing in the U.S. and Malaysia which occurred in the year ended December 31, 2016. As we have completed our relocation and consolidation of operations in the U.S., we have experienced a decrease in the restructuring expense of $187,000. This was partially offset by an excess sapphire crystal inventory write-down expense of $451,000 recorded for the year ended December 31, 2017.

General and administrative expenses. G&A expenses were $4.5 million and $7.7 million for the years ended December 31, 2017 and 2016, respectively, a decrease of $3.2 million. The decrease was primarily attributable to a decrease in legal and investor meeting expenses of $1.5 million, of which $1.3 million of the decrease related to our proxy solicitation and annual meeting process for a contested director election which occurred in the year ended December 31, 2016. We also experienced a decrease in employee compensation costs of $955,000 on lower headcount, partially offset by an increase in executive severance expense of $458,000 and executive restricted stock unit grant expense of $320,000. In addition, we experienced a decrease in the board of directors’ compensation costs of $440,000, a decrease in the administrative office maintenance and connectivity costs of $565,000 due to closing of the Malaysia facility and renegotiated contracts, a decrease of $305,000 in franchise tax on withdrawal from a state, a decrease in insurance costs of $281,000 on renegotiated contracts, a decrease in financing and banking fees of $98,000, as we have paid off the short-term loan and a decrease in recruiting and immigration assistance costs of $70,000. As a small offset of these reductions in G&A expenses was a higher bad debt expense in 2017 as compared to 2016 because we collected on an old outstanding balance in 2016 which decreased the bad debt expense in 2016. This resulted in the bad debt expenses acting as a credit in G&A in 2016 in the amount of $215,000.

Sales and marketing expenses. Sales and marketing expenses were $800,000 and $1.4 million for the years ended December 31, 2017 and 2016, respectively, a decrease of $600,000. The decrease in sales and marketing expenses was primarily attributable to a decrease in employee compensation costs of $450,000 on lower headcount and a decrease in travel and other costs related to sales and marketing of $160,000.

Research and development expenses. R&D expenses were $962,000 and $2.5 million for the years ended December 31, 2017 and 2016, respectively, a decrease of $1.5 million. The decrease in research and development expenses was attributable to a decrease in employee compensation costs of $800,000 on a lower headcount, a decrease in project expenses and equipment costs of $650,000 and a decrease in employee travel costs of $90,000.

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

In September 2016, as we believed the prospects of becoming profitable in the LED substrate market to be unlikely for the foreseeable future, we announced our decision to limit our focus to the optical and industrial sapphire markets and to exit the LED market. This resulted in closing of our Malaysia facility. In the fourth quarter of 2016, we developed a plan to scale down the remaining operations and sell additional assets that would not be needed for our business plan. In this regard, we identified excess U.S. machinery, equipment and facilities. We engaged an independent valuation company to assist in the determination of the fair value of assets to provide an updated valuation of the U.S. and Malaysia machinery and equipment. We evaluated our U.S. asset portfolio for the assets continuing to be used in operations using a cost and market approach to determine the current fair value. We evaluated our Malaysia asset portfolio and excess U.S. assets based on assuming an orderly liquidation plan which considers economic obsolescence and sales of comparable equipment, as it is our intention to sell these assets. Based on this review, we recorded for the year ended December 31, 2016 an asset impairment charge on U.S. and Malaysia machinery and equipment of $12.3 million.

We are actively pursuing the sale or lease of our 134,400 square foot manufacturing and office facility in Batavia, Illinois, a parcel of extra land we own in Batavia, Illinois, and a 65,000 square foot facility in Penang, Malaysia. Since the expected sale price is below the book value of these properties, for the year ended December 31, 2016, an impairment charge of $14.3 million was recorded. For the year ended December 31, 2017, the expected sale price for the Batavia, Illinois facility and parcel of extra land was further reduced resulting in recording an additional impairment charge of $4.0 million.

At September 30, 2017, we reviewed the current fair value of our assets. With the scaling down of our U.S. operations, we identified at September 30, 2017, additional assets that will not be needed. We reduced the net book value of certain machinery and equipment and recorded an asset impairment charge of $675,000. At December 31, 2017, we reviewed the current fair value of the U.S. and Malaysia machinery and equipment. An impairment charge of $354,000 was recorded on lower expected sales prices for assets held for sale and identification of additional assets that will not be needed to support current operations.

We will continue to assess our long-lived assets to ensure the carrying amount of these assets is still appropriate given any changes in the asset usage, marketplace and other factors used in determining the current fair value.

We cannot guarantee that we will be able to successfully complete the sale or lease of any assets.

Other income (expense). Other income was $161,000 and other expense was $385,000 for the years ended December 31, 2017 and 2016, respectively, a decrease in other expense of $546,000. The decrease is primarily attributable to the recognition in the year ended December 31, 2017 of the realized gain on foreign currency translation of $405,000. We also recorded an increase in interest income of $43,000. In addition, as we have paid off a short-term loan in 2016, interest expense was zero for the year ended December 31, 2017, a decrease of $98,000.

Income tax (expense) benefit. We are subject to income taxes in the U.S. and Malaysia. On a quarterly basis, we assess the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment and multiple factors, both positive and negative, are considered. For the year ended December 31, 2017, a valuation allowance has been included in the 2017 forecasted effective tax rate. We are in a cumulative loss position for the past three years, which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. Under the accounting standards, objective verifiable evidence is given greater weight than subjective evidence such as our projections for future growth. Based on an evaluation in accordance with the accounting standards, a valuation allowance was recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. At December 31, 2017, we continue to be in a three-year cumulative loss position; therefore, as of December 31, 2017, we maintained a full valuation allowance on our U.S. and Malaysia net deferred tax assets and until an appropriate level of profitability is attained, we expect to maintain a full valuation allowance going forward. Any U.S. and Malaysia tax benefits or tax expense recorded on our Consolidated Statement of Operations will be offset with a corresponding valuation allowance until such time that we change our determination related to the realization of deferred tax assets. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”) which among other provisions reduced the U.S. corporate tax rate form 35% to 21% effective January 1, 2018. The SEC issued guidance on accounting for the tax effects of the Act. The guidance allows us to record provisional amounts for those impacts, with the requirement that the accounting be completed in a period not to exceed one year from the date of enactment. We have not completed our accounting for the tax effects of enactment of the Act; however we have made reasonable estimates of the effects on our existing deferred tax balances and the transition tax or deemed repatriation tax. As a result, the provision for income taxes and effective tax rate in 2017 included a non-cash charge of $28.0 million due primarily to the remeasurement of deferred tax assets and liabilities expected to apply when the temporary differences are realized/settled at a rate of 21% versus 35%. As we are in a full valuation allowance position (as described above), an equal benefit adjustment was recorded. Also, we estimated a deemed inclusion in the amount of $3.9 million related to the transition tax on untaxed earnings overseas which was applied against our 2017 NOL. The tax provision for the years ended December 31, 2017 and 2016 is based on an estimated combined statutory effective tax rate. We recorded for the year ended December 31, 2017 a tax expense of $88,000 and for the year ended December 31, 2016 a tax benefit of $223,000, for an effective tax rate of (0.5%) and 0.4%, respectively. For the years ended December 31, 2017 and 2016, the difference between our effective tax rate and the U.S. federal 35% statutory rate and state 6.2% (net of federal benefit) statutory rate was primarily related to U.S. and Malaysia valuation allowances, Malaysia foreign tax rate differential and Malaysia withholding taxes.

At December 31, 2017, we had separate Federal and Illinois NOLs of $177.9 million and $212.0 million, respectively, which begin to expire in 2021 and 2019, respectively. With the adoption of ASU 2016-09 in 2017, we recorded a deferred tax asset related to $26.4 million of unrecorded federal and state NOLs attributable to stock option exercises. The impact of bringing these NOLs onto the balance sheet was fully offset by the valuation allowance (as described above). We have recorded an uncertain tax position of $2.6 million that further reduces the net operating loss deferred tax assets reported in the financial statements. In addition, at December 31, 2017, we had Federal and Illinois research and development credits and Illinois investment tax credit of $805,000, $66,000 and $95,000, respectively which begin to expire in 2018.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations using a combination of issuances of common stock and cash generated from our operations.

As of December 31, 2017, we had cash and short-term investments totaling $18.0 million, including cash of $6.9 million held in deposits at major banks, $4.6 million invested in money market funds and $6.5 million of short term investments including corporate notes and bonds and commercial paper.

We plan to limit our capital expenditures to only those required under existing obligations or as otherwise necessary to realize value from the development, commercialization or sale of products.

Cash flows from operating activities

The following table represents the major components of our cash flows from operating activities for the years ended December 31, 2017 and 2016:

	Year ended December 31,
	2017	2016
	(in millions)

Net loss	$(17.8)	$(62.9)
Non-cash items:
Depreciation and amortization	1.2	6.1
Net loss (gain) on disposal of assets	1.1	(1.5)
Stock based compensation and other, net	0.9	1.3
Long-lived asset impairment charge	5.1	26.6
Deferred taxes	—	(0.6)
Total non-cash items:	8.3	31.9
Changes in working capital:
Accounts receivable	1.9	(0.8)
Inventories	2.8	12.0
Inventory reserves	2.2	1.6
Prepaid expenses and other assets	1.5	5.6
Accounts payable	(0.4)	(2.4)
Other accruals	(0.5)	(0.3)
Total working capital items:	7.5	15.7
Net cash used in by operating activities	$(2.0)	$(15.3)

Cash used in operating activities was $2.0 million for the year ended December 31, 2017. During such period, we generated a net loss of $17.8 million, which included non-cash charges of $8.3 million, and an increase in cash from net working capital of $7.5 million. The net working capital cash increase was driven by a decrease in inventory of $5.0 million primarily related to a decrease in raw materials of $2.6 million due to sales and a write-down of excess raw materials and decrease in work-in-process and finished goods inventories of $2.4 million due to a write-down of excess inventory and downsized operations. Additionally, we experienced a decrease in accounts receivable of $1.9 million on decreased revenue and improved collections and a decrease in prepaid and other assets of $1.6 million due to excess consumables disposals and write-downs and on amounts collected on asset sales. This decrease was partially offset by a decrease in accounts payable and other accruals of $569,000 on timing of payments and due to downsized operations and a decrease in corporate income and franchise tax accrual of $273,000 on a reduced state franchise tax.

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

Cash flows from investing activities

The following table represents the major components of our cash flows from investing activities for the years ended December 31, 2017 and 2016:

	Year ended December 31,
	2017	2016
	(in millions)

Purchases of property and equipment	$—	$(0.7)
Purchases of investments	(6.5)	—
Proceeds from disposal of assets	2.5	5.3
Proceeds from sale of investments	0.1	8.9
Net cash (used in) provided by investing activities	$(3.9)	$13.5

Net cash used in investing activities was $3.9 million and net cash provided by investment activities was $13.5 million for the years ended December 31, 2017 and 2016, respectively. In 2017, we used proceeds from disposal of assets in connection with our decision to exit the LED market of $2.5 million and proceeds from the sale of investments of $57,000 to fund our operations. This was partially offset by the $6.5 million used to purchase investment securities.

In 2016, we used proceeds from the sale of investments of $8.9 million and proceeds from disposal of assets in connection with our decision to exit the LED market of $5.3 million to fund our operations. This was partially offset by the $705,000 used to purchase equipment for our new coating process.

Cash flows from financing activities

Net cash used in financing activities was $207,000 for the year ended December 31, 2017, which represents cash used to settle net equity awards of $189,000, and a change in restricted cash of $18,000. Net cash used in financing activities was $1.5 million for the year ended December 31, 2016, which is primarily due to cash used to pay off borrowings under our credit facility.

Future liquidity requirements

We believe that our existing cash, cash equivalents, anticipated cash flows from operating activities and proceeds from sales or lease of fixed assets will be sufficient to meet our anticipated cash needs for at least the next twelve months. However, if our ability to generate sufficient operating cash flow or our use of cash in the next twelve months were to significantly adversely change, we may not have enough funds available to continue operating at our current level in future periods. Our cash needs include cash required to fund our operations. If the assumptions underlying our business plan regarding future revenues and expenses change, or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or convertible debt securities. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders.

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

Rubicon Technology Worldwide LLC and Rubicon Technology Hong Kong Limited assets and liabilities are translated into U.S. dollars at exchange rates existing at the respective balance sheet dates and capital accounts at historical exchange rates. The results of operations are translated into U.S. dollars at the average exchange rates during the respective period. Translation adjustments resulting from fluctuations in exchange rates for Rubicon Technology Worldwide LLC and Rubicon Technology Hong Kong Limited are recorded as a separate component of accumulated other comprehensive income (loss) within stockholders’ equity.

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

Inventory valuation

We value our inventory at the lower of cost or net realizable value. Market cost is determined based on net realizable value. Raw materials cost is determined using the first-in, first-out method, and work-in-process and finished goods costs are determined on a standard cost basis which includes materials, labor and overhead. We establish inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based on customer required specifications. We evaluate the ability to realize the value of our inventory based on a combination of factors, including forecasted sales, estimated current and future market value and changes in customers’ product specifications. For the years ended December 31, 2017 and 2016, we determined we had inventory that was excess or obsolete and recorded an adjustment which reduced inventory and increased costs of goods sold by $1.4 million and $130,000, respectively. At times in 2017 and 2016, we accepted sales orders for core and wafer products at prices lower than our cost. Based on these sales prices, we recorded for the years ended December 31, 2017 and 2016, a lower of cost or market adjustment which reduced inventory and increased cost of goods sold by $97,000 and $1.1 million, respectively.

In connection with the closing of our Malaysia facility and exiting the LED market, we determined we had excess two-inch core inventory and recorded a write-down of $2.3 million for the year ended December 31, 2016. We also recorded for the year ended December 31, 2016, a write-down of excess raw material inventory of $4.0 million and consumable stock write-down expense of $3.2 million. For the year ended December 31, 2017, we recorded additional write-down of excess raw material inventory of $2.4 million, excess two-inch core inventory write-down of $310,000 and consumable stock write-down of $256,000.

In addition, for the year ended December 31, 2017, we determined we had excess inventory of lower quality sapphire crystals and recorded an adjustment which reduced inventory and increased cost of goods sold by $451,000.

Our method of estimating excess and obsolete inventory has remained consistent for all periods presented. If our recognition of excess or obsolete inventory is, or if our estimates of our inventory’s potential utility become, less favorable than currently expected, additional inventory reserves may be required.

We determine our normal operating capacity and record as an expense costs attributable to lower utilization of equipment and staff. For the years ended December 31, 2017 and 2016, we determined that we were not operating at capacity and recorded costs associated with lower utilization of equipment and staff of $2.1 million and $9.4 million, respectively.

Investments

We invest available cash primarily in investment grade commercial paper, FDIC guaranteed certificates of deposits, corporate notes, common stock and government securities. Investments classified as available-for-sale securities are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Investments in trading securities are reported at fair value, with both realized and unrealized gains and losses recorded in other income (expense), in the Consolidated Statements of Operations. Investments in which we have the ability and intent, if necessary, to liquidate in order to support our current operations are classified as short-term.

We review our available-for-sale securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When we conclude that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Consolidated Statement of Operations. As of December 31, 2017 and 2016, no impairment was recorded.

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

Long-lived assets

When circumstances, such as adverse market conditions, indicate that the carrying value of a long-lived asset may be impaired, we perform an analysis to review the recoverability of the asset’s carrying value using estimates of the undiscounted cash flows (excluding interest charges) from the expected future operations of the asset. These estimates consider factors such as expected future operating income, operating trends and prospects, as well as the effects of demand, competition and other factors. If the analysis indicates that the carrying value is not recoverable from future cash flows, an impairment loss is recognized to the extent that the carrying value exceeds the estimated fair value. The estimated fair value of assets is determined using appraisal techniques which assume the highest and best use of the asset by market participants, considering the use of the asset that is physically possible, legally permissible, and financially feasible at the measurement date. Any impairment losses are recorded as operating expenses, which reduce net income.

In connection with our decision to limit our focus to the optical and industrial sapphire markets, exit the LED market and close our Malaysia facility, in the fourth quarter of 2016, we developed a plan to scale down the remaining operations and sell additional assets that would not be needed. We engaged an independent valuation company to assist in the determination of the fair value of assets to provide an updated valuation of our U.S. and Malaysia machinery and equipment. We evaluated our U.S. asset portfolio for the assets continuing to be used in operations using a cost and market approach to determine the current fair value. Additionally, we determined we had excess U.S. machinery, equipment and facilities than needed for our current business strategy. We evaluated our excess U.S. assets and Malaysia asset portfolio based on assuming an orderly liquidation plan which considers economic obsolescence and sales of comparable equipment, as it is our intention to sell these assets. Based on this review, we recorded for the year ended December 31, 2016 an asset impairment charge on U.S. and Malaysia machinery and equipment of $12.3 million.

At September 30, 2017, we reviewed the current fair value of our assets. With the scaling down of our U.S. operations, we identified at September 30, 2017, additional assets that will not be needed. We reduced the net book value of certain machinery and equipment and recorded an asset impairment charge of $675,000. At December 31, 2017, we reviewed the current fair value of our U.S. and Malaysia machinery and equipment. We recorded an impairment charge of $354,000 on lower expected sales prices for assets held for sale and identification of additional assets that will not be needed to support our current operations.

We are actively pursuing the sale or lease of our 134,400 square foot manufacturing and office facility in Batavia, Illinois, a parcel of extra land we own in Batavia, Illinois, and the sale of our 65,000 square foot facility in Penang, Malaysia. Since the expected sale price is below the book value of these properties, for the year ended December 31, 2016, we recorded an impairment charge of $14.3 million. For the year ended December 31, 2017, the expected sale price for the Batavia, Illinois facility and parcel of extra land was further reduced resulting in recording an additional impairment charge of $4.0 million.

We will continue to assess our long-lived assets to ensure the carrying amount of these assets is still appropriate given any changes in the asset usage, marketplace and other factors used in determining the current fair value. We cannot guarantee that we will be able to successfully complete the sale or lease of any assets.

Stock-based compensation

We grant stock-based compensation in the form of stock options, restricted stock units (“RSUs”) and restricted stock. We expense stock options based upon the fair value on the date of grant. We use the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by assumptions regarding a number of complex and subjective variables. These variables include our expected stock volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates, forfeitures and expected dividends.

The expected term represents the weighted-average period that our stock options are expected to be outstanding and is based upon five years of historical data. We estimate the volatility of our common stock based on a five-year historical stock price. We base the risk-free interest rate that we use in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and, therefore, use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The current forfeiture rate of 23.1% was based on our past history of forfeitures.

All stock options are granted at an exercise price per share equal to the closing market price of our common stock on the last market trading day prior to the date of grant. Therefore, there is no intrinsic value because the exercise price per share of each option was equal to the fair value of the common stock on the date of grant.

Based on the fair market value of the common stock at December 31, 2017, there is no aggregate intrinsic value of all stock options outstanding and exercisable.

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

The daily expected stock price volatility is based on a four-year historical volatility of our common stock. The daily expected dividend yield is based on annual expected dividend payments. The average daily risk-free interest rate is based on the three-year treasury yield as of the grant date. Each of the tranches is calculated to have its own fair value and requisite service period. The fair value of each tranche is amortized over the requisite or derived service period, which is up to four years. These RSUs had a grant date fair value of $322,623. During the year ended December 31, 2017, the first three out of the four tranches of the grant vested.

We allocate stock based compensation costs using a straight-line method which amortizes the fair value of each option on a straight-line basis over the service period. Based on the variables affecting the valuation of our common stock and the method used for allocating compensation costs, we recognized $897,000 and $1.3 million in stock compensation expense in each of the years ended December 31, 2017 and 2016, respectively.

For more information on stock-based compensation, see Note 7 – Stock Incentive Plans to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Income tax valuation allowance

Evaluating the need for and amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all the positive and negative evidence available to determine whether all or some portion of the deferred tax assets will not be realized. A valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50%) that they will not be realized. In general, “realization” refers to the incremental benefit achieved through the reduction in future taxes payable or an increase in future taxes refundable from the deferred tax assets, assuming that the underlying deductible differences and carryforwards are the last items to enter into the determination of future taxable income. In determining our valuation allowance, we consider the source of taxable income including taxable income in prior carryback years, future reversals of existing temporary differences, the required use of tax planning strategies, and future taxable income exclusive of reversing temporary differences and carryforwards. We are in a cumulative loss position for the past three years which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. Under the accounting standards verifiable evidence will have greater weight than subjective evidence such as our projections for future growth. Based on an evaluation in accordance with the accounting standards, as of December 31, 2017, a valuation allowance has been recorded against the net U.S. and Malaysia deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. Any U.S. and Malaysia tax benefits or tax expense recorded on the Consolidated Statement of Operations will be offset with a corresponding valuation allowance until such time that we change our determination related to the realization of deferred tax assets. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

Accounting for uncertainty in income taxes

We recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At December 31, 2017 and 2016, we had unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on our financial statements of $1.1 million that are related to tax positions taken in 2012. We recognize interest and/or penalties related to income tax matters in income tax expense. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2017 and 2016.

We are subject to taxation in the U.S. and in a state jurisdiction. We are exempt from Malaysian income tax for a five-year period beginning in 2009 with a five-year renewal. As of the December 31, 2016, we requested the Malaysian government to modify the tax holiday to allow us to extend through 2016, even though we did not meet the original requirements. Due to the uncertainty of the modification being granted, at December 31, 2016, we recorded a current income tax provision for Malaysia income taxes with the expectation that the holiday will not be granted. During 2017, we were granted approval for extension of the holiday and the provision was reversed. Due to the existence of net operating loss carryforwards, tax years ended December 31, 2001 through 2006, 2008, 2009 and 2011 through 2016 are open to examination by tax authorities for Federal purposes. Due to net operating loss carryforwards at the State level, tax years ended 2004 through 2006 and 2008 through 2016 are open to examination by state tax authorities. Tax years 2013 through 2016 are open to examination by the Malaysia Inland Revenue Board.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Consolidated Financial Statements for a discussion of new accounting standards.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure under this item is not required as the registrant is a smaller reporting company.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Management’s Evaluation of Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (together, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the year covered by this report. Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our certifying officers concluded that these disclosure controls and procedures were effective as of December 31, 2017.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in 2013 Internal Control—Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on management’s assessment using those criteria, as of December 31, 2017, management concluded that the Company’s internal control over financial reporting was effective.

Rubicon Technology, Inc.

March 20, 2018

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Information required by Items 401, 405, 407(d)(4) and 407(d)(5) of Regulation S-K will be included under the captions “Proposal 1: Election of Directors,” “Executive Compensation – Executive Officers,” “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance – Committees of the Board of Directors and Meetings – Audit Committee” in our proxy statement for our 2018 Annual Meeting of Stockholders and is incorporated by reference herein. If such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed not later than the end of such 120-day period.

We have adopted a Code of Ethics that applies to all of our employees, officers and directors. A copy of the Code of Ethics is available on our website at www.rubicontechnology.com, and any waiver from the Code of Ethics will be timely disclosed on the Company’s website as will any amendments to the Code of Ethics.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K will be included under the captions “Executive Compensation” and “Director Compensation” in our proxy statement for our 2018 Annual Meeting of Stockholders and is incorporated by reference herein. If such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed not later than the end of such 120-day period.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table represents securities authorized for issuance under, the Rubicon Technology Inc. 2007 Stock Incentive Plan, as amended and restated, and the Rubicon Technology Inc. 2016 Stock Incentive Plan as of December 31, 2017.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under the Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	147,948	$19.53	274,494

(1)	The Rubicon Technology Inc. 2007 Stock Incentive Plan was approved by stockholders before our initial public offering.

The information required by Item 403 of Regulation S-K will be included under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our proxy statement for our 2018 Annual Meeting of Stockholders and is incorporated by reference herein. If such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed not later than the end of such 120-day period.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K will be included under the caption “Certain Relationships and Related Party Transactions” in our proxy statement for our 2018 Annual Meeting of Stockholders and is incorporated by reference herein. The information required by Item 407(a) of Regulation S-K will be included under the caption “Corporate Governance - Director Independence” in our proxy statement for our 2018 Annual Meeting of Stockholders and is incorporated by reference herein. If such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed not later than the end of such 120-day period.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in our proxy statement for our 2018 Annual Meeting of Stockholders and is incorporated by reference herein. If such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed not later than the end of such 120-day period.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 20, 2018.

Rubicon Technology, Inc.

By	/s/ Timothy E. Brog
Timothy E. Brog President and Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 20, 2018.

Signature	Title

/s/ Timothy E. Brog	Director, President and Chief Executive Officer
Timothy E. Brog	(Principal Executive Officer)

/s/ Mardel A. Graffy	Chief Financial Officer
Mardel A. Graffy	(Principal Financial and Accounting Officer)

/s/ Michael E. Mikolajczyk	Chairman of the Board of Directors
Michael E. Mikolajczyk

/s/ Susan Westphal	Director
Susan Westphal

/s/ Jefferson Gramm	Director
Jefferson Gramm

EXHIBIT INDEX

The Exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description	Incorporation by Reference

3.1	Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to the registrant’s Registration Statement on Form S-1/A, filed on November 1, 2007 (File No. 333-145880)

3.2	Amendment No. 1 to Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 29, 2011 (File No. 1-33834)

3.3	Certificate of Amendment to Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed on May 4, 2017 (File No. 1-33834)

3.4	Second Amended and Restated Bylaws of Rubicon Technology, Inc.	Filed as Exhibit 3.3 to the registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2016 (File No. 1-33834)

3.5	Certificate of Designations of Series A Junior Participating Preferred Stock of Rubicon Technology, Inc. filed with the Secretary of State of Delaware on December 18, 2017.	Filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed on December 18, 2017 (File No. 1-33834)

4.1	Specimen Common Stock Certificate	Filed as Exhibit 4.1 to the registrant’s Registration Statement on Form S-1/A, filed on November 13, 2007 (File No. 333-145880)

4.2	Rights Agreement dated as of December 18, 2017, between Rubicon Technology, Inc. and American Stock Transfer & Trust Company, LLC, which includes the Form of Certificate of Designations of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.	Filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K, filed on December 18, 2017 (File No. 1-33834)

10.1*	Rubicon Technology, Inc. 2001 Equity Plan, dated as of August 2, 2001	Filed as Exhibit 10.1 to the registrant’s Registration Statement on Form S-1, filed on September 5, 2007 (File No. 333-145880)

10.1(a)*	Amendment No. 1 to the Rubicon Technology, Inc. 2001 Equity Plan, dated as of November 6, 2001	Filed as Exhibit 10.1(a) to the registrant’s Registration Statement on Form S-1, filed on September 5, 2007 (File No. 333-145880)

10.1(b)*	Amendment No. 2 to the Rubicon Technology, Inc. 2001 Equity Plan, dated as of May 21, 2002	Filed as Exhibit 10.1(b) to the registrant’s Registration Statement on Form S-1, filed on September 5, 2007 (File No. 333-145880)

10.1(c)*	Amendment No. 3 to the Rubicon Technology, Inc. 2001 Equity Plan, dated as of May 28, 2004	Filed as Exhibit 10.1(c) to the registrant’s Registration Statement on Form S-1, filed on September 5, 2007 (File No. 333-145880)

10.1(d)*	Amendment No. 4 to the Rubicon Technology, Inc. 2001 Equity Plan, dated as of December 6, 2004	Filed as Exhibit 10.1(d) to the registrant’s Registration Statement on Form S-1, filed on September 5, 2007 (File No. 333-145880)

10.1(e)*	Amendment No. 5 to the Rubicon Technology, Inc. 2001 Equity Plan, dated as of June 28, 2005	Filed as Exhibit 10.1(e) to the registrant’s Registration Statement on Form S-1, filed on September 5, 2007 (File No. 333-145880)

10.1(f)*	Amendment No. 6 to the Rubicon Technology, Inc. 2001 Equity Plan, dated as of November 30, 2005	Filed as Exhibit 10.1(f) to the registrant’s Registration Statement on Form S-1, filed on September 5, 2007 (File No. 333-145880)

10.1(g)*	Amendment No. 7 to the Rubicon Technology, Inc. 2001 Equity Plan, dated as of July 26, 2006	Filed as Exhibit 10.1(g) to the registrant’s Registration Statement on Form S-1, filed on September 5, 2007 (File No. 333-145880)

10.1(h)*	Rubicon Technology, Inc. 2001 Equity Plan Form of Notice of Stock Option Grant and Stock Option Agreement	Filed as Exhibit 10.1(h) to the registrant’s Registration Statement on Form S-1, filed on September 5, 2007 (File No. 333-145880)

10.2*	Rubicon Technology, Inc. 2007 Stock Incentive Plan, as amended and restated, effective March 23, 2011	Filed as Exhibit 10.2 to the registrant’s Annual Report on Form 10-K, filed on March 13, 2014 (File No. 1-33834)

Exhibit No.	Description	Incorporation by Reference

10.3*	Rubicon Technology, Inc. 2016 Stock Incentive Plan	Filed as Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A, filed on May 18, 2016 (File No. 1-33834)

10.3(a)*	Form of Notice of Stock Option Grant and Stock Option Agreement pursuant to Rubicon Technology, Inc. 2016 Stock Incentive Plan	Filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2016 (File No. 1-33834)

10.3(b)*	Form of Non-Employee Director Restricted Stock Agreement pursuant to Rubicon Technology, Inc. 2016 Stock Incentive Plan	Filed as Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2016 (File No. 1-33834)

10.3(c)*	Form of Restricted Stock Unit Agreement pursuant to Rubicon Technology, Inc. 2016 Stock Incentive Plan (with time-based vesting)	Filed as Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2016 (File No. 1-33834)

10.4*	Form of Indemnification Agreement for Directors and Officers	Filed as Exhibit 10.11 to the registrant’s Registration Statement on Form S-1, filed on September 5, 2007 (File No. 333-145880)

10.5*	Form of Indemnification Agreement for Directors and Executive Officers	Filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, filed on May 8, 2015 (File No. 1-33834)

10.6*	Executive Employment Agreement by and between Rubicon Technology, Inc. and William F. Weissman, dated as of February 18, 2015	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on February 19, 2015 (File No. 1-33834)

10.6(a)*	First Amendment to Executive Employment Agreement by and between Rubicon Technology, Inc. and William F. Weissman, dated as of December 1, 2015	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on December 4, 2015 (File No. 1-33834)

10.6(b)*	Separation Agreement between Rubicon Technology, Inc. and William F. Weissman, dated as of March 16, 2017	Filed as Exhibit 10.1 to the registrant's Quarterly Report On Form 10-Q filed on May 12, 2017 (File No. 1-33834)

10.7*	Executive Employment Agreement by and between Rubicon Technology, Inc. and Mardel A. Graffy, dated as of February 18, 2015	Filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed on February 19, 2015 (File No. 1-33834)

10.8*	Letter of Appointment by and between Rubicon Sapphire Technology (Malaysia) Sdn. Bhd and Hany Tamim, dated as of October 31, 2015	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K/A, filed on November 5, 2015 (File No. 1-33834)

10.9*	Executive Employment Agreement by and between Rubicon Technology, Inc. and Timothy E. Brog, dated as of March 1, 2017	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on March 16, 2017 (File No. 1-33834)

10.10*	Amended and Restated Executive Employment Agreement by and between Rubicon Technology, Inc. and Timothy E. Brog, dated as of May 12, 2017	Filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q, filed on May 12, 2017 (File No. 1-33834)

10.11	Stockholder’s Agreement dated as of November 16, 2017, by and among Rubicon Technology, Inc. and Bandera Partners LLC, Bandera Master Fund L.P., Gregory Bylinsky and Jefferson Gramm	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on November 16, 2017 (File No. 1-33834)

Exhibit No.	Description	Incorporation by Reference

10.12	Commercial Lease by and between Rubicon Technology, Inc. and Bartmanns, Perales & Dolter, LLC, dated as of December 23, 2004	Filed as Exhibit 10.12(a) to the registrant’s Registration Statement on Form S-1, filed on September 5, 2007 (File No. 333-145880)

10.12(a)	Amendment to Commercial Lease by and between Rubicon Technology, Inc. and Bartmanns, Perales & Dolter, LLC, dated as of May 6, 2005	Filed as Exhibit 10.12 to the registrant’s Registration Statement on Form S-1, filed on September 5, 2007 (File No. 333-145880)

10.12(b)	Second Amendment to Commercial Lease by and between Rubicon Technology, Inc. and Bartmanns, Perales & Dolter, LLC, dated as of December 23, 2014	Filed as Exhibit 10.11 to the registrant’s Annual Report on Form 10-K, filed on March 13, 2015 (File No. 1-33834)

10.13	Industrial Building Lease by and between Rubicon Technology, Inc. and Phillip J. Latoria, Jr., dated as of July 18, 2007	Filed as Exhibit 10.14 to the registrant’s Registration Statement on Form S-1, filed on September 5, 2007 (File No. 333-145880)

10.13(a)	Second Amendment to Industrial Building Lease by and between Rubicon Technology, Inc. and Phillip J. Latoria, Jr., dated as of July 17, 2014	Filed as Exhibit 10.13 to the registrant’s Annual Report on Form 10-K, filed on March 13, 2015 (File No. 1-33834)

10.14	Pay-Off Letter effective as of September 9, 2016	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on September 15, 2016 (File No. 1-33834)

21.1**	Subsidiaries of the Company

23.1**	Consent of Independent Registered Public Accounting Firm

23.2**	Consent of Independent Registered Public Accounting Firm

24.1**	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

Exhibit No.	Description	Incorporation by Reference

31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement of the Company.
**	Submitted electronically with this Annual Report on Form 10-K.

Rubicon Technology, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Rubicon Technology, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Rubicon Technology, Inc. and Subsidiaries (the “Company”) as of December 31, 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum llp

We have served as the Company’s auditor since 2017.

Chicago, Illinois

March 20, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Rubicon Technology, Inc.

We have audited the accompanying consolidated balance sheet of Rubicon Technology, Inc. (a Delaware corporation) and subsidiaries (the Company) as of December 31, 2016 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rubicon Technology, Inc. and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Chicago, Illinois

March 16, 2017, except for the Common Stock section in Note 6, as to which the date is March 20, 2018.

Rubicon Technology, Inc.

Consolidated Balance Sheets

	As of December 31,
	2017	2016
	(in thousands, other than share data)
Assets
Cash and cash equivalents	$11,544	$17,672
Restricted cash	181	163
Short-term investments	6,451	—
Accounts receivable, net	718	2,585
Inventories	3,030	8,000
Other inventory supplies	837	1,486
Prepaid expenses and other current assets	270	1,082
Assets held for sale	11,202	14,761
Total current assets	34,233	45,749
Property and equipment, net	815	7,110
Other assets	—	154
Total assets	$35,048	$53,013
Liabilities and stockholders’ equity
Accounts payable	$582	$948
Accrued payroll	101	182
Accrued and other current liabilities	430	602
Corporate income and franchise taxes	294	568
Accrued real estate taxes	249	241
Advance payments	59	23
Total current liabilities	1,715	2,564
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 undesignated shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value 8,200,000 shares authorized; 2,910,334 and 2,860,367 shares issued; 2,732,850 and 2,682,883 shares outstanding	29	29
Additional paid-in capital	375,611	374,903
Treasury stock, at cost, 177,484 shares	(12,148)	(12,148)
Accumulated other comprehensive loss	(3)	(30)
Accumulated deficit	(330,156)	(312,305)
Total stockholders’ equity	33,333	50,449
Total liabilities and stockholders’ equity	$35,048	$53,013

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated Statements of Operations

	Year ended December 31,
	2017	2016
	(in thousands, other than share data)

Revenue	$5,044	$19,630
Cost of goods sold	10,552	45,638
Gross loss	(5,508)	(26,008)
Operating expenses:
General and administrative	4,510	7,695
Sales and marketing	775	1,444
Research and development	962	2,550
Long-lived asset impairment charge	5,051	26,554
Loss (gain) on disposal of assets	1,118	(1,534)
Loss from operations	(17,924)	(62,717)
Other income (expense):
Interest income	116	73
Interest expense	—	(99)
Realized gain (loss) on foreign currency translation	45	(359)
Total other income (expense)	161	(385)
Loss before income taxes	(17,763)	(63,102)
Income tax (expense) benefit	(88)	223
Net loss	$(17,851)	$(62,879)
Net loss per common share
Basic	$(6.60)	$(23.86)
Diluted	$(6.60)	$(23.86)
Weighted average common shares outstanding used in computing net loss per common share
Basic	2,702,926	2,635,636
Diluted	2,702,926	2,635,636

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated Statements of Comprehensive Loss

	Year ended December 31,
	2017	2016
	(in thousands)

Net loss	$(17,851)	$(62,879)
Other comprehensive income (loss):
Unrealized gain on investments, net of taxes	10	5
Unrealized gain (loss) on currency translation	17	(2)
Other comprehensive income	27	3
Comprehensive loss	$(17,824)	$(62,876)

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated Statements of Stockholders’ Equity

	Common stock		Treasury stock			Stockholders’ equity
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accum other comp inc.	Accum deficit	Total stockholders’ equity
	(in thousands other than share data)
Balance at January 1, 2016	2,800,781	$28	(177,484)	$(12,148)	$373,565	$(33)	$(249,426)	$111,986
Stock-based compensation	—	—	—	—	527	—	—	527
Restricted stock issued, net of restricted shares withheld for employee taxes	52,990	1	—	—	558	—	—	559
Common stock issued, net of shares withheld for employee taxes	6,596	—	—	—	253	—	—	253
Foreign currency translation adjustments						(2)		(2)
Unrealized gain on investments, net of tax	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	(62,879)	(62,879)

Balance at December 31, 2016	2,860,367	29	(177,484)	(12,148)	374,903	(30)	(312,305)	50,449
Exercise of stock options, net of shares withheld for employee taxes	168	—	—	—	(1)	—	—	(1)
Stock-based compensation	—	—	—	—	277	—	—	277
Restricted stock issued	16,496	—	—	—	160	—	—	160
Common stock issued, net of shares withheld for employee taxes	33,318	—	—	—	272	—	—	272
Reverse stock split fractional shares	(15)	—	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	10	—	10
Unrealized gain on investments, net of tax	—	—	—	—	—	17	—	17
Net loss	—	—	—	—	—	—	(17,851)	(17,851)

Balance at December 31, 2017	2,910,334	$29	(177,484)	$(12,148)	$375,611	$(3)	$(330,156)	$33,333

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2017	2016
	(in thousands)

Cash flows from operating activities
Net loss	$(17,851)	$(62,879)
Adjustments to reconcile net loss to net cash (used in) operating activities
Depreciation and amortization	1,173	6,100
Net (gain) loss on disposal of assets	1,118	(1,534)
Stock-based compensation	897	1,348
Long-lived asset impairment charge	5,051	26,554
Deferred taxes	—	(554)
Changes in operating assets and liabilities:
Accounts receivable	1,867	(847)
Inventories	4,970	13,641
Other inventory supplies	605	4,263
Prepaid expenses and other assets	978	1,304
Accounts payable	(369)	(2,354)
Accrued payroll	(85)	22
Corporate income and franchise taxes	(273)	360
Accrued real estate taxes	8	2
Advance payments	36	14
Accrued and other current liabilities	(159)	(725)
Net cash (used in) operating activities	(2,034)	(15,285)
Cash flows from investing activities
Purchases of property and equipment	—	(704)
Proceeds from disposal of assets	2,561	5,344
Purchase of investments	(6,498)	(28)
Proceeds from sale of investments	57	8,928
Net cash (used in) provided by investing activities	(3,880)	13,540
Cash flows from financing activities
Restricted cash	(18)	7
Net change in short-term borrowings	—	(1,500)
Taxes paid related to net share settlement of equity awards	(189)	(8)
Net cash (used in) financing activities	(207)	(1,501)
Net effect of currency translation	(7)	(298)
Net decrease in cash and cash equivalents	(6,128)	(3,544)
Cash and cash equivalents, beginning of year	17,672	21,216
Cash and cash equivalents, end of year	$11,544	$17,672
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$99

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

Restricted cash

A summary of the Company’s restricted cash at December 31, 2017 and 2016 is as follows:

	As of December 31,
	2017	2016
	(in thousands)
Certificates of deposit	$5	$5
Flexible spending funds	3	2
Fixed deposit pledge	173	156

	$181	$163

Foreign currency translation and transactions

Rubicon Technology Worldwide LLC and Rubicon Technology Hong Kong Limited assets and liabilities are translated into U.S. dollars at exchange rates existing at the respective balance sheet dates and capital accounts at historical exchange rates. The results of operations are translated into U.S. dollars at the average exchange rates during the respective period. Translation adjustments resulting from fluctuations in exchange rates for Rubicon Technology Worldwide LLC and Rubicon Technology Hong Kong Limited are recorded as a separate component of accumulated other comprehensive income (loss) within stockholders’ equity.

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

Investments

When the Company invests available cash, it primarily invests it in investment grade commercial paper, corporate notes, FDIC guaranteed certificates of deposit, common stock and government securities. Investments classified as available-for-sale securities are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Investments in trading securities are reported at fair value, with both realized and unrealized gains and losses recorded in other income (expense), in the consolidated statements of operations. Investments in which the Company has the ability and intent, if necessary, to liquidate are classified as short-term.

The Company reviews its available-for-sale securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. The Company considers various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, its ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When the Company concludes that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the consolidated statements of operations. As of December 31, 2017 and 2016, no impairment was recorded.

Treasury stock

The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.

Accounts receivable

The majority of the Company’s accounts receivable is due from defense sub-contractors, industrial manufacturers, fabricators and resellers. Credit is extended based on an evaluation of the customer’s financial condition. Accounts receivable are due based on contract terms and at stated amounts due from customers, net of an allowance for doubtful accounts.

Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time a customer’s account is past due, the customer’s current ability to pay and the condition of the general economy and industry as a whole. The Company writes off accounts receivable when they are deemed uncollectible and such write-offs, net of payments received, are recorded as a reduction to the allowance.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table shows the activity of the allowance for doubtful accounts:

	Year ended December 31,
	2017	2016
	(in thousands)
Beginning balance	$31	$389
Charges to costs and expenses	(20)	(235)
Accounts write offs, less recoveries	(4)	(123)

Ending balance	$7	$31

Inventories

Inventories are valued at the lower of cost or net realizable value. Raw materials cost is determined using the first-in, first-out method, and work-in-process and finished goods costs are determined on a standard cost basis, which includes materials, labor and overhead. The Company reduces the carrying value of its inventories for differences between the cost and the estimated net realizable value, taking into account usage, expected demand, technological obsolescence and other information.

The Company establishes inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based on customer specifications. The Company evaluates the ability to realize the value of its inventory based on a combination of factors, including forecasted sales, estimated current and future market value and changes in customers’ product specifications. For the years ended December 31, 2017 and 2016, the Company determined it had excess or obsolete inventory and recorded an adjustment which reduced inventory and increased costs of goods sold by $1.4 million and $130,000, respectively. The Company’s method of estimating excess and obsolete inventory has remained consistent for all periods presented.

At times in 2017 and 2016, the Company has accepted sales orders for core and wafer products at prices lower than cost. Based on these sales prices, the Company recorded for the years ended December 31 2017 and 2016, a lower of cost or market adjustment which reduced inventory and increased cost of goods sold by $97,000 and $1.1 million, respectively.

Low prices and a worldwide over supply of material has significantly limited the sales of the Company’s two-inch diameter core. Therefore, two-inch diameter core is considered to be in excess. Since it can be recycled and used as raw material to grow new crystals, two-inch diameter core material has been written down to raw material value and for the years ended December 31, 2017 and 2016 an excess and obsolete adjustment was recorded which reduced inventory and increased cost of goods sold by $310,000 and $2.3 million, respectively.

With the decision to exit the LED market, the discontinuation of polished and patterned wafer production will result in a significant decrease in crystal growth production and thus impact the amount of raw material needed for future production. Accordingly, raw material in excess of the amount needed for future production has been written down and for the year ended December 31, 2016, an excess and obsolete adjustment was recorded which reduced inventory and increased cost of goods sold by $4.0 million. The Company evaluates the amount of raw material needed for future production based on expected crystal growth production needed to meet anticipated sales. Based on this review, the Company determined to lower its expected requirements for raw material inventory supply from five to three years and that it had excess material needed for future production. For the year ended December 31, 2017, an excess and obsolete adjustment for raw material was recorded which reduced inventory and increased cost of goods sold by $2.4 million.

In addition, for the year ended December 31, 2017, the Company determined it had excess inventory of lower quality sapphire crystals and recorded an adjustment which reduced inventory and increased cost of goods sold by $451,000.

For the years ended December 31, 2017 and 2016, amounts charged to cost of goods sold for all inventory write downs were $4.7 million and $7.5 million, respectively.

Inventories are composed of the following:

	As of December 31,
	2017	2016
	(in thousands)
Raw materials	$476	$3,112
Work-in-process	2,334	4,251
Finished goods	220	637
	$3,030	$8,000

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

Other inventory supplies

The Company’s other inventory supplies include stock of consumable and spare parts used in the manufacturing process. With the decision to focus on optical and industrial products, the Company determined it had consumable parts stock that was obsolete and recorded for the years ended December 31, 2017 and 2016 a consumable stock write-down of $256,000 and $3.2 million, respectively.

Property and equipment

Property and equipment consisted of the following:

	As of December 31,
	2017	2016
	(in thousands)
Machinery, equipment and tooling	$6,105	$17,769
Leasehold improvements	4,624	4,624
Information systems	819	991
Furniture and fixtures	8	699
Construction in progress	—	263
Total cost	11,556	24,346
Accumulated depreciation and amortization	(10,741)	(17,236)
Property and equipment, net	$815	$7,110

Property and equipment are carried at cost and depreciated over their estimated useful lives using the straight-line method. The cost of maintenance and repairs is charged to expense as incurred. Significant renewals and improvements are capitalized. Depreciation and amortization expense associated with property and equipment was $1.2 million and $6.1 million for the years ended December 31, 2017 and 2016, respectively.

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

The following table presents changes in the Company’s product warranty liability:

	Year ended December 31,
	2017	2016
	(in thousands)
Balance, beginning of period	$27	$73
Charged to cost of sales	20	(1)
Actual product warranty expenditures	(32)	(45)
Balance, end of period	$15	$27

Fair value of financial instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable. The carrying values of these assets and liabilities approximate their fair values due to the short-term nature of these instruments at December 31, 2017 and 2016.

Concentration of credit risks and other risks and uncertainties

Financial instruments that could potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, short term investments and accounts receivable. At December 31, 2017 and 2016, the Company had $1.2 million and $681,000, respectively, on deposit at foreign financial institutions. At December 31, 2017 and 2016, the Company had $6.8 million and $6.4 million, respectively, on deposit at financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation and other foreign governmental insurance agencies. The Company performs a periodic evaluation of these institutions for relative credit standing. The Company has not experienced any losses in such accounts and management believes it is not exposed to any significant risk of loss on these balances.

The Company uses third parties for certain finishing functions for its products, including the slicing and polishing of its sapphire crystal inventory. These types of services are only available from a limited number of third parties. The Company’s ability to successfully outsource these finishing functions will substantially depend on its ability to develop, maintain and expand its strategic relationship with these third parties. As a result, the Company may be unable to meet the demand for its products, which could have a material adverse impact on the Company.

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

Government Contracts

The Company recognizes research and development revenue in the period during which the related costs are incurred over the contractually defined period. In July 2012, the Company signed a contract with the Air Force Research Laboratory (the LANCE government contract) to produce large-area sapphire windows on a cost plus fixed fee basis. The Company records revenue on a gross basis as costs are incurred plus a portion of the fixed fee. For the years ended December 31, 2017 and 2016, $394,000 and $289,000, respectively, of revenue was recorded. At December 31, 2017 and 2016, the estimated costs to complete the contract were in excess of the contract value. For the years ended December 31, 2017 and 2016, the Company accrued $26,000 and $217,000, respectively for the estimated costs of completion. To date, the Company has recorded $4.7 million in revenue and the total value of the contract is $4.7 million.

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

Research and development

Research and development costs are expensed as incurred. Research and development expense was $962,000 and $2.5 million for the years ended December 31, 2017 and 2016, respectively.

Accounting for uncertainty in income taxes

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2017 and 2016.

The Company is subject to taxation in the U.S. and in a state jurisdiction. The Company is exempt from Malaysian income tax for a five-year period beginning in 2009 with a five-year renewal. As of December 31, 2016, the Company requested the Malaysian government to modify the tax holiday to allow it to extend through 2016 even though the Company did not meet the original requirements. Due to the uncertainty of the modification being granted, at December 31, 2016 the Company recorded a current income tax provision for Malaysia income taxes with the expectation that the holiday will not be granted. During 2017, the Company was granted approval for extension of the holiday and the provision was reversed. Due to the existence of net operating loss carryforwards, tax years ended December 31, 2001 through 2006, 2008, 2009 and 2011 through 2016 are open to examination by tax authorities for Federal purposes. Due to net operating loss carryforwards at the State level, tax years ended 2004 through 2006 and 2008 through 2016 are open to examination by state tax authorities. Tax years 2013 through 2016 are open to examination by tax authorities in Malaysia.

Income taxes

Deferred tax assets and liabilities are provided for temporary differences between financial reporting and income tax bases of assets and liabilities, and are measured using the enacted tax rates and laws expected to be in effect when the differences will reverse. Deferred income taxes also arise from the future benefits of net operating loss carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Full valuation allowances on net deferred tax assets are maintained until an appropriate level of profitability that generates taxable income is deemed sustainable or until a tax strategy is developed that would enable the Company to conclude that it is more likely than not that a portion of the deferred tax assets will be realizable. Based on an evaluation in accordance with the accounting standards, as of December 31, 2017 and 2016, a valuation allowance has been recorded against the net U.S. and Malaysia deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence.

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

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

Other comprehensive loss

Comprehensive loss is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive loss includes net loss and other non-owner changes in equity that bypass the statement of operations and are reported in a separate component of equity. A summary of the components of comprehensive loss for the years ended December 31, 2017 and 2016 follows:

	Year Ended December 31,
	2017	2016
	(in thousands)
Unrealized loss on investments, net of tax	$(2)	$(12)
Unrealized loss on currency translation	(1)	(18)

Ending balance	$(3)	$(30)

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

Diluted net loss per common share is the same as basic net loss per common share for the years ended December 31, 2017 and 2016 because the effects of potentially dilutive securities are anti-dilutive.

New accounting pronouncements adopted

In March 2016, the FASB issued ASU No. 2016-09 (“ASU 2016-09”), Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting which modifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted ASU 2016-09 at January 1, 2017, and the impact of adopting ASU 2016-09 for the twelve months ended December 31, 2017 was that the Company was required to bring the deferred tax assets related to off balance net operating losses onto the balance sheet. This increased the Company’s deferred tax assets by $10.3 million with a corresponding entry to retained earnings. Since the Company continues to be in a full valuation allowance, there was an entry made to the valuation allowance to offset the increase to the deferred tax assets with a corresponding entry to retained earnings.

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

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

In April 2016, the FASB issued ASU No. 2016-10 (“ASU 2016-10”), Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This update clarifies how an entity identifies performance obligations related to customer contracts as well as helps to improve the operability and understanding of the licensing implementation guidance. The amendments in this update affect the guidance in ASU No. 2014-09, (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606), which supersedes most of the current revenue recognition requirements. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017 (early adoption is not permitted). The guidance permits the use of either a retrospective or cumulative effect transition method. In May 2016, the FASB issued ASU No. 2016-12, (“ASU 2016-12”), Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. This update clarifies the objectives of collectability, sales and other taxes, noncash consideration, contract modifications at transition, completed contracts at transition and technical correction. The amendments in this update affect the guidance in ASU 2014-09. In September 2017, the FASB issued additional amendments providing clarification and implementation guidance. The Company’s revenue is primarily generated from the sale of finished products to customers. Sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks, and rewards transfer. These are largely unaffected by the new standard as they closely align with the new standards principles relating to the measurement of revenue and timing of recognition. The Company will adopt Topic 606 effective January 1, 2018 using the full retrospective transition method. As the underlying principles of the new standard, relating to the measurement of revenue and the timing of recognition, are closely aligned with the Company’s current business model and practices, the adoption of ASU 2014-09 will not have a material impact on the consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15 (“ASU 2016-15”), Statement of Cash Flows (Topic230): Classification of Certain Cash Receipts and Cash Payments which adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The standard addresses eight specific cash flow issues with the objective of reducing diversity in practice. ASU 2016-15 is effective for the interim and annual periods beginning after December 15, 2017 with early adoption permitted. The Company does not anticipate that the adoption of ASU 2016-15 will have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18 (“ASU 2016-18”), Statement of Cash Flows (Topic230): Restricted Cash. The standard requires that amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amount shown on the statement of cash flows. In addition, the standard requires disclosure of the nature of restrictions on cash balances and how the statement of cash flows reconciles to the balance sheet in any situation in which the balance sheet includes more than one line item of cash, cash equivalents and restricted cash. ASU 2016-18 is effective for the interim and annual periods beginning after December 15, 2017 with early adoption permitted. The Company does not anticipate that the adoption of ASU 2016-18 will have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01 (“ASU 2017-01”), Business Combinations (Topic 805): Clarifying the Definition of a Business. This update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposal) of assets or businesses. The update provides new guidance to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business. The guidance requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. ASU 2017-01 is effective for the interim and annual periods beginning after December 15, 2017 with early adoption permitted. The Company does not anticipate that the adoption of ASU 2017-01 will have a material impact on its consolidated financial statements.

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

Revenue is attributed by geographic region based on ship-to location of the Company’s customers. The following table summarizes revenue by geographic region:

	Year Ended December 31,
	2017	2016
	(in thousands)

United States	$3,158	$3,364
Canada	899	876
Israel	715	398
Turkey	154	47
Germany	33	8,945
Malaysia	—	2,880
Korea	—	1,486
Taiwan	14	847
Australia	—	509
China	6	222
Other	65	56

Total revenue	$5,044	$19,630

The following table summarizes sales by product type:

	Year ended December 31,
	2017	2016
	(in thousands)

Optical	$4,615	$4,568
Wafer	9	13,121
Core	26	1,652
Research & development	394	289

Total revenue	$5,044	$19,630

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes assets by geographic region:

	As of December 31,
	2017	2016
	(in thousands)

United States	$30,037	$47,171
Malaysia	5,007	5,811
Other	4	31
Total assets	$35,048	$53,013

3. INVESTMENTS

When the Company invests available cash, it primarily invests it in investment grade commercial paper, corporate notes, FDIC guaranteed certificates of deposit, common stock and government securities. The Company’s investments are classified as available-for-sale securities and are carried at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss).

The following table presents the amortized cost, and gross unrealized gains and losses on all securities at December 31, 2017:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Short-term investments:
Commercial paper	$4,994	$—	$1	$4,993
Corporate notes/bonds	1,458	—	—	1,458
Total short-term investments	$6,452	$—	$1	$6,451

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

The Company did not have any short-term investments as of December 31, 2016.

The Company values its investments at fair value, defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

●	Level 1—Quoted prices in active markets for identical assets or liabilities.

●	Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2017:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash equivalents:
Money market funds	$4,575	$—	$—	$4,575
Investments:
Available-for-sales securities—current:
Commercial paper	—	4,993	—	4,993
Corporate notes/bonds	—	1,458	—	1,458
Total	$4,575	$6,451	$—	$11,026

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash equivalents:
Money market funds	$10,949	$—	$—	$10,949
Investments:
Available-for-sales securities—current:
FDIC guaranteed certificates of deposit	—	—	—	—
Corporate notes/bonds	—	—	—	—
Total	$10,949	$—	$—	$10,949

There are no terms or conditions restricting the Company from redeeming any of its investments.

In addition to the debt securities noted above, the Company had approximately $6.9 million and $6.7 million of time deposits included in cash and cash equivalents as of December 31, 2017 and 2016, respectively.

4. SIGNIFICANT CUSTOMERS

For the year ended December 31, 2017, the Company had two customers that accounted for approximately 18% and 13% of its revenue. For the year ended December 31, 2016, the Company had one customer that accounted for approximately 60% of its revenue.

Customers individually representing more than 10% of trade receivables accounted for approximately 69% and 75% of accounts receivable as of December 31, 2017 and 2016, respectively. The Company grants credit to customers based on an evaluation of their financial condition. Losses from credit sales are provided for in the financial statements.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

5. LONG-LIVED ASSET IMPAIRMENT CHARGES

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

In September 2016, as the Company believed the prospects of becoming profitable in the LED substrate market to be unlikely for the foreseeable future, the Company announced its decision to limit its focus to the optical and industrial sapphire markets and to exit the LED market. This resulted in closing of the Malaysia facility. In the fourth quarter of 2016, the Company developed a plan to scale down the remaining operations and sell additional assets that would not be needed for the Company’s business plan. In this regard, the Company identified excess U.S. machinery, equipment and facilities. The Company engaged an independent valuation company to assist in the determination of the fair value of assets to provide an updated valuation of the U.S. and Malaysia machinery and equipment. The Company evaluated its U.S. asset portfolio for the assets continuing to be used in operations using a cost and market approach to determine the current fair value. The Company evaluated its Malaysia asset portfolio and excess U.S. assets based on assuming an orderly liquidation plan which considers economic obsolescence and sales of comparable equipment, as it is the Company’s intention to sell these assets. Based on this review, the Company recorded for the year ended December 31, 2016 an asset impairment charge on U.S. and Malaysia machinery and equipment of $12.3 million.

At September 30, 2017, the Company reviewed the current fair value of its assets. With the scaling down of the Company’s U.S. operations, the Company identified at September 30, 2017, additional assets that will not be needed. The Company reduced the net book value of certain machinery and equipment and recorded an asset impairment charge of $675,000. At December 31, 2017, the Company reviewed the current fair value of the U.S. and Malaysia machinery and equipment. An impairment charge of $354,000 was recorded on lower expected sales prices for assets held for sale and identification of additional assets that will not be needed to support current operations.

The Company is actively pursuing the sale or lease of a 134,400 square foot manufacturing and office facility in Batavia, Illinois, a parcel of extra land the Company owns in Batavia, Illinois, and a 65,000 square foot facility in Penang, Malaysia. Since the expected sale price is below the book value of these properties, for the year ended December 31, 2016, an impairment charge of $14.3 million was recorded. For the year ended December 31, 2017, the expected sale price for the Batavia, Illinois facility and parcel of extra land was further reduced resulting in recording an additional impairment charge of $4.0 million.

The Company will continue to assess its long-lived assets to ensure the carrying amount of these assets is still appropriate given any changes in the asset usage, marketplace and other factors used in determining the current fair value.

The Company cannot guarantee that it will be able to successfully complete the sale or lease of any assets.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

The table below summarizes the non-financial assets that were measured and recorded at fair value on a non-recurring basis as of December 31, 2017 and loss recorded during the twelve months ended December 31, 2017 on those assets:

	Carrying value at December 31, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2 )	Significant unobservable inputs (Level 3 )	Loss for twelve months ended December 31, 2017
	(in thousands)

Long-lived assets held and used	$815	$—	$—	$815	$1,028
Long-lived assets held for sale	11,202	—	—	11,202	4,023
Total nonrecurring for value measurements	$12,017	$—	$—	$12,017	$5,051

At December 31, 2017 long-lived assets have been reclassified from Level 2 assets to Level 3 assets as the determination of fair value for the year ended December 31, 2017 included inputs that are not readily observable or easily corroborated by observable market data.

The table below summarizes the non-financial assets that were measured and recorded at fair value on a non-recurring basis as of December 31, 2016 and loss recorded during the twelve months ended December 31, 2016 on those assets:

	Carrying value at December 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2 )	Significant unobservable inputs (Level 3 )	Loss for twelve months ended December 31, 2016
	(in thousands)

Long lived assets held and used	$7,110	$—	$7,110	$—	$12,264
Long lived assets held for sale	14,761	—	14,761	—	14,290
Total nonrecurring for value measurements	$21,871	$—	$21,871	$—	$26,554

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

6. STOCKHOLDERS’ EQUITY

Common stock

On April 19, 2017, the Company received a staff determination letter from the Listing Qualifications Department of NASDAQ informing the Company that it has failed to regain compliance with the minimum bid price requirement set forth in Listing Rule 5550(a) (2), and that the Company’s common stock would be delisted from the NASDAQ Capital Market at the opening of business on April 28, 2017 unless the Company timely requested an appeal of this determination. On April 26, 2017, the Company submitted an appeal requesting a hearing before a NASDAQ listing qualifications panel. With completion of the reverse stock split (described below) the Company’s shares began trading above the required $1.00 per share closing bid price. On May 19, 2017, the Company received notification from NASDAQ that the bid price deficiency had been cured and the Company is considered in compliance with all applicable listing standards.

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

The Company’s consolidated financial statements, related notes and other financial data contained in this report have been adjusted to give the retroactive effect to the decreased authorization and reverse stock split for all periods presented.

Common shares reserved

As of December 31, 2017, the Company had reserved 147,948 shares of common stock for issuance upon the exercise of outstanding common stock options and vesting of restricted stock units. Also 274,494 shares of the Company’s common stock were reserved for future grants of stock options and restricted stock units (or other similar equity instruments) under the Rubicon Technology, Inc. 2016 Stock Incentive Plan (the “2016 Plan”) as of December 31, 2017.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

7. STOCK INCENTIVE PLANS

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

The following table summarizes the activity of the stock incentive and equity plans:

	Shares available for grant	Number of options outstanding	Weighted- average option exercise price	Number of restricted stock shares issued	Number of restricted stock units outstanding
Outstanding at January 1, 2016	73,227	285,157	$70.67	20,146	45,402
Authorized	190,000
Granted	(153,769)	94,362	6.34	59,407	—
Exercised/issued	—	—	—	—	(13,368)
Canceled/forfeited	133,760	(125,978)	89.63	(3,070)	(19,450)
Outstanding at December 31, 2016	243,218	253,541	37.31	76,483	12,584
Granted	(85,071)	—	—	21,209	63,862
Exercised/issued	—	(938)	6.10	—	(53,625)
Canceled/forfeited	116,347	(127,039)	51.85	—	(437)
Outstanding at December 31, 2017	274,494	125,564	$19.53	97,692	22,384

The following table sets forth option grants made during 2016 with intrinsic value calculated based on grant date fair value. No options were granted during 2017.

Date of grant	Number of options granted	Exercise price	Intrinsic value per share
January – April 2016	5,112	$7.30 - $11.40	—
September 2016	89,250	$6.10	—

There is no intrinsic value because the exercise price per share of each option was equal to the fair value of the common stock on the date of grant.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

At December 31, 2017, the exercise prices of outstanding options were as follows:

Exercise price	Number of options outstanding	Average remaining contractual life (years)	Number of options exercisable
$6.10 - $13.50	97,594	7.44	51,860
$40.10 - $52.00	23,197	1.70	22,089
$77.50 - $121.10	2,012	3.28	2,012
$194.90 - $326.70	2,761	1.79	2,761
	125,564	4.31	78,722

The weighted average grant date fair value of the options that became vested in the years ended 2017 and 2016 was $614,000 and $928,000, respectively.

The following table summarizes the activity of non-vested options:

	Non-vested options	Weighted- average option exercise price
Non-vested at January 1, 2016	125,196	$22.32
Granted	94,362	6.34
Vested	(33,011)	28.10
Cancelled	(37,564)	25.10
Non-vested at December 31, 2016	148,983	10.20
Vested	(47,618)	12.89
Cancelled	(54,523)	9.50
Non-vested at December 31, 2017	46,842	$8.26

The Company’s aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock. Based on the fair value of the common stock at December 31, 2017 and 2016, there was no aggregate intrinsic value for options outstanding and exercisable.

For the year ended December 31, 2016, the Company used historical stock prices as the basis for its volatility assumptions. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The expected term for the year ended December 31, 2016 is based upon the Company’s median average life of its options. The forfeiture rate is based on past history of forfeited options. The expense is being allocated using the straight-line method. For the years ended December 31, 2017 and 2016, the Company recorded $277,000 and $527,000, respectively, of stock option compensation expense. As of December 31, 2017, the Company has $177,000 of total unrecognized compensation cost related to non-vested options granted under the Company’s stock-based plans that it expects to recognize over a weighted-average period of 1.92 years.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the year ended December 31, 2016, the assumptions used for the estimated fair value at the date of option grant using the Black-Scholes option-pricing model were as follows:

2016
Weighted average fair value per option	$6.34
Expected term	5.1 years
Risk free interest rate	1.24% -1.73%
Volatility	65%
Dividend yield	None
Forfeiture rate	23.1%

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

During the twelve months ended December 31, 2017, the first three tranches of the grant vested.

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

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

A summary of the Company’s RSUs is as follows:

	RSUs outstanding	Weighted average price at time of grant	Aggregate intrinsic value
Non-vested restricted stock units as of January 1, 2016	45,402	$19.18
Vested	(13,368)	16.01
Cancelled	(19,450)	23.45
Non-vested restricted stock units as of December 31, 2016	12,584	16.00
Granted	63,862	6.46
Vested	(53,625)	9.41
Cancelled	(437)	11.30
Non-vested at December 31, 2017	22,384	$4.65	$178,553

The fair value of each RSU is the market price on the date of grant and is being recorded as compensation expense ratably over the vesting terms. For the years ended December 31, 2017 and 2016, the Company recorded $460,000 and $262,000 of RSU expense, respectively. The RSUs are forfeited by a participant upon termination for any reason and there is no proportionate or partial vesting in the periods between the vesting dates. As of December 31, 2017, there was $71,000 of unrecognized compensation cost related to the non-vested restricted stock units. This cost is expected to be recognized over a weighted-average period of 0.41 years.

An analysis of restricted stock issued is as follows:

Non-vested restricted stock as of January 1, 2016	1,520
Granted	59,407
Vested	(41,387)
Cancelled/forfeited	(3,070)

Non-vested restricted stock as of December 31, 2016	16,470
Granted	21,209
Vested	(32,775)

Non-vested restricted stock as of December 31, 2017	4,904

For the years ended December 31, 2017 and 2016, the Company recorded $160,000 and $559,000, respectively, of stock compensation expense related to restricted stock.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

8. INCOME TAXES

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”) which among other provisions reduced the U.S. corporate tax rate form 35% to 21% effective January 1, 2018. The SEC issued guidance on accounting for the tax effects of the Act. The guidance allows the Company to record provisional amounts for those impacts, with the requirement that the accounting be completed in a period not to exceed one year from the date of enactment. The Company has not completed its accounting for the tax effects of enactment of the Act; however the Company has made reasonable estimates of the effects on its existing deferred tax balances and the transition tax or deemed repatriation tax. As a result, the provision for income taxes and effective tax rate in 2017 included a non-cash charge of $28.0 million due primarily to the remeasurement of deferred tax assets and liabilities expected to apply when the temporary differences are realized/settled at a rate of 21% versus 35%. As the Company is in a full valuation allowance position, an equal benefit adjustment was recorded. Also, the Company estimated a deemed inclusion in the amount of $3.9 million related to the transition tax on untaxed earnings overseas which was applied against the 2017 net operating loss. Estimates will true up within the measurement period with the completion of filing of the federal and state tax returns.

Components of income before income taxes and the income tax provision are as follows:

(Loss) before income taxes

	Year ended December 31,
	2017	2016
	(in thousands)

U.S.	$(17,104)	$(50,689)
Foreign	(659)	(12,413)

Total	$(17,763)	$(63,102)

Income taxes

	Year ended December 31,
	2017	2016
	(in thousands)

Current
U.S.	$—	$—
State	—	—
Foreign	88	331
Total current income tax expense	88	331
Deferred
U.S.	—	—
State	—	—
Foreign	—	(554)
Total deferred income tax expense (benefit)	—	(554)
Total income tax expense (benefit)	$88	$(223)

The reconciliation of income tax computed at the federal statutory rate to income before taxes is as follows:

	Year ended December 31,
	2017	2016
U.S. Federal statutory rate	(33.6)%	(34.0)%
State taxes net of federal benefit	(4.9)	(4.1)
Impact of new federal tax rate	157.8	—
Foreign rate differential and transactional tax	0.3	1.8
Impact of foreign tax holiday	—	(0.9)
Valuation allowance	(118.4)	36.6
Other	(0.7)	0.2

	0.5%	(0.4)%

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s net deferred income taxes are as follows at December 31:

	2017	2016
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$2	$12
Inventory reserves	3,672	3,855
Accrued liabilities	4	11
Warrant interest expense	196	269
Stock compensation expense	2,022	2,774
State net operating loss—net of tax	15,954	9,189
Net operating loss carryforward	37,856	50,284
Tax credits	999	825
Depreciation	5,117	4,995
Valuation allowance	(65,817)	(72,199)
Total deferred tax assets	5	15
Deferred tax liability:
Prepaid expenses	(5)	(15)
Net deferred tax liability	$—	$—

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

In March 2016, the FASB issued ASU No. 2016-09 (“ASU 2016-09”), Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting which modifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted ASU 2016-09 at January 1, 2017, and the impact of adopting ASU 2016-09 for the twelve months ended December 31, 2017 was that the Company was required to bring the deferred tax assets related to off balance net operating losses onto the balance sheet. This increased the Company’s deferred tax assets by $10.3 million with a corresponding entry to retained earnings. Since the Company continues to be in a full valuation allowance, there was an entry made to the valuation allowance to offset the increase to the deferred tax assets with a corresponding entry to retained earnings.

In accordance with ASC740 “Accounting for Income Taxes” (“ASC740”), the Company evaluates its deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted. ASC740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. The Company is in a cumulative loss position for the past three years which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. Based on an evaluation in accordance with the accounting standards, as of December 31, 2017 and 2016, a valuation allowance of $65.8 million and $72.2 million, respectively has been recorded against the net U.S. and Malaysia deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. Until an appropriate level of profitability is attained, the Company expects to maintain a full valuation allowance on its U.S. and Malaysia net deferred tax assets. Any U.S. or Malaysia tax benefits or tax expense recorded on the Company’s Consolidated Statement of Operations will be offset with a corresponding valuation allowance until such time that the Company changes its determination related to the realization of deferred tax assets. In the event that the Company changes its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

At December 31, 2017, the Company had separate Federal and Illinois net operating loss carryforwards (“NOL”) of $177.9 million and $212.0 million, respectively, which begin to expire in 2021 and 2019, respectively. With the adoption of ASU 2016-09 in 2017, the Company recorded a deferred tax asset related to $26.4 million of unrecorded federal and state NOL’s attributable to stock option exercises. The impact of bringing these NOL’s onto the balance sheet was fully offset by the valuation allowance. The Company has also recorded an uncertain tax position of $2.6 million that further reduces the net operating loss deferred tax assets reported in the financial statements. In addition, at December 31, 2017, the Company had Federal and Illinois research and development credits and Illinois investment tax credits of $805,000, $66,000 and $95,000, respectively which begin to expire in 2018. Tax credits are accounted for using the flow through method and therefore are taken in the year earned.

The Company completed an analysis of the utilization of net operating losses subject to limits based upon certain ownership changes as of December 31, 2017. The results of this analysis indicated no ownership change limiting the utilization of net operating losses and tax credits.

The Company prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. At December 31, 2017 and 2016, the Company had unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on the Company’s financial statements of $1.1 million that are related to tax positions taken in 2012. It is not reasonably possible that the amount will change in the next twelve months.

A reconciliation of the beginning and ending balance of the unrecognized tax benefit follows (in thousands):

Balance at December 31, 2016	$1,141
Decrease related to prior year positions	—
Tax position related to current year	—

Balance at December 31, 2017	$1,141

There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2017 and 2016.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

The Company files income tax returns in the United States federal jurisdiction and in a state jurisdiction. During 2009, the Company began foreign operations in Malaysia and is subject to local income taxes in that jurisdiction. The Company is exempt from Malaysian income tax for a five-year period beginning in 2009 with a five year renewal. As the Company believes the prospects of becoming profitable in the LED substrate market to be unlikely for the foreseeable future, the Company ceased production activities in the Rubicon Sapphire Technology (Malaysia) SDN BHD (“Rubicon Malaysia”) facility effective November 30, 2016. The Company requested the Malaysian government to modify the tax holiday to allow it to extend through 2016 even though the Company did not meet the original requirements. Due to the uncertainty of the modification being granted, at December 31, 2016 the Company recorded a current income tax provision of $42,000 of Malaysia income tax with the expectation that the holiday will not be granted. During 2017, the Company was granted approval for extension of the holiday and the $42,000 was reversed. The Company’s Malaysia tax returns for the periods ended December 31, 2010 through 2012 have been audited by the Malaysia Inland Revenue Board with no changes made to the taxable income for those years. All other tax years in Malaysia are open to examination by tax authorities.

The Company’s federal tax returns for the periods ended December 31, 2010, 2008 and 2007 have been audited by the Internal Revenue Service (IRS) with no changes made to the Company’s taxable losses for those years. The Company’s state tax returns for the periods ended December 31, 2009 through 2012 have been audited by the Illinois Department of Revenue with no changes made to the Company’s taxable losses for those years. Due to the existence of net operating loss carryforwards, tax years ended December 31, 2001 through 2006, 2008, 2009 and 2011 through 2016 are open to examination by tax authorities for Federal purposes. Due to net operating loss carryforwards at the State level, tax years ended 2004 through 2006 and 2008 through 2016 are open to examination by state tax authorities.

Due to the closing of the Rubicon Malaysia operations, the Company no longer considers the undistributed earnings of Rubicon Malaysia to be indefinitely reinvested. Upon liquidation of Rubicon Malaysia, it is anticipated any cash left after the liquidation will be brought back to the U.S. via a payment of principal towards the intercompany loan. A withholding tax will be payable to the Malaysian government on the interest portion of the loan. At December 31, 2017 and 2016, the Company accrued the withholding tax on the interest balance of the loan in the amount of $129,000 and $274,000, respectively, which represents the incremental tax.

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

For the year ended December 31, 2016, the Company recorded interest expense of $99,000 related to the credit facility which includes $92,000 of interest expense charged on the unused portion of the facility.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

10. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases buildings used for manufacturing and offices. The leases provide for payment of the Company’s proportionate share of operating expenses and real estate taxes.

Net rent expense under operating leases in 2017 and 2016 amounted to $592,500 and $589,900, respectively.

Future minimum payments under all leases are as follows:

Year ending December 31,	Operating leases (in thousands)
2018	$468
2019	145
Balance at December 31, 2017	$613

Litigation

From time to time, the Company experiences routine litigation in the normal course of its business. The management of the Company does not believe any pending litigation, will have a material adverse effect on the financial condition or results of operations of the Company.

11. BENEFIT PLAN

The Company sponsors a 401(k) savings plan (the “Plan”). Employees are eligible to participate in the Plan upon reaching 18 years of age. Employees make contributions to the Plan through payroll deferrals and employer matching contributions are discretionary. There were no employer matching contributions for the years ended December 31, 2017 and 2016.

