Form 10-Q
period 2018-03-31
Rubicon Technology, Inc.
filed 2018-05-14
CIK 1410172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒     Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2018

or

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

As of May 8, 2018 the Registrant had 2,740,909 shares of common stock, par value $0.001 per share, outstanding.

RUBICON TECHNOLOGY, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2018

PART I FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

Rubicon Technology, Inc.

Consolidated balance sheets

	March 31, 2018	December 31, 2017
	(unaudited)
	(in thousands, other than share data)
Assets
Cash and cash equivalents	$9,969	$11,544
Restricted cash	189	181
Short-term investments	8,681	6,451
Accounts receivable, net	605	718
Inventories	2,862	3,030
Other inventory supplies	266	837
Prepaid expenses and other current assets	377	270
Assets held for sale	11,079	11,202
Total current assets	34,028	34,233
Property and equipment, net	686	815

Total assets	$34,714	$35,048

Liabilities and stockholders’ equity
Accounts payable	$222	$582
Accrued payroll	70	101
Accrued and other current liabilities	368	430
Corporate income and franchise taxes	282	294
Accrued real estate taxes	304	249
Advance payments	12	59
Total current liabilities	1,258	1,715

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 undesignated shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 8,200,000 shares authorized; 2,917,175 and 2,910,334 shares issued; 2,739,691 and 2,732,850 shares outstanding	29	29
Additional paid-in capital	375,774	375,611
Treasury stock, at cost, 177,484 shares	(12,148)	(12,148)
Accumulated other comprehensive loss	(3)	(3)
Accumulated deficit	(330,196)	(330,156)
Total stockholders’ equity	33,456	33,333
Total liabilities and stockholders’ equity	$34,714	$35,048

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of operations

	Three months ended March 31,
	2018	2017
	(unaudited) (in thousands, other than share and per share data)
Revenue	$1,039	$1,269
Cost of goods sold	932	2,850
Gross profit (loss)	107	(1,581)
Operating expenses:
General and administrative	622	1,811
Sales and marketing	119	244
Research and development	33	641
(Gain) loss on disposal of assets	(562)	749
Loss from operations	(105)	(5,026)
Other income:
Interest income	58	6
Realized gain on foreign currency translation	14	6
Total other income	72	12
Loss before income taxes	(33)	(5,014)
Income tax expense	(7)	(60)
Net loss	$(40)	$(5,074)
Net loss per common share
Basic	$(0.01)	$(1.90)
Diluted	$(0.01)	$(1.90)
Weighted average common shares outstanding used in computing net loss per common share basic and diluted	2,731,368	2,673,474

The accompanying notes are an integral part of these consolidated statements.

2

Rubicon Technology, Inc.

Consolidated statements of comprehensive loss

	Three months ended March 31,
	2018	2017
	(unaudited) (in thousands)
Net loss	$(40)	$(5,074)
Other comprehensive income:
Unrealized gain on investments, net of tax	—	12
Unrealized gain on currency translation	—	10
Other comprehensive income	—	22
Comprehensive loss	$(40)	$(5,052)

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of cash flows

	Three months ended March 31,
	2018	2017
	(unaudited) (in thousands)
Cash flows from operating activities
Net loss	$(40)	$(5,074)
Adjustments to reconcile net loss to net cash (used in) operating activities
Depreciation and amortization	130	570
Net (gain) loss on disposal of assets	(562)	749
Stock-based compensation	164	398
Changes in operating assets and liabilities:
Accounts receivable	113	1,825
Inventories	169	773
Other inventory supplies	68	46
Prepaid expenses and other assets	(106)	(198)
Accounts payable	(360)	(227)
Accrued payroll	(32)	386
Corporate income and franchise taxes	(13)	(111)
Accrued real estate taxes	55	59
Advanced payments	(47)	(4)
Accrued and other current liabilities	(61)	(68)
Net cash (used in) operating activities	(522)	(876)

Cash flows from investing activities
Proceeds from disposal of assets	1,188	1,594
Purchases of investments	(2,775)	4
Proceeds from sale of investments	544	8
Net cash (used in) provided by investing activities	(1,043)	1,606

Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(1)	(8)

Net cash (used in) financing activities	(1)	(8)

Net effect of currency translation	(1)	(25)
Net (decrease) increase in cash and cash equivalents	(1,567)	697
Cash and cash equivalents, beginning of period	11,725	17,835
Cash and cash equivalents, end of period	$10,158	$18,532

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

1. BASIS OF PRESENTATION

Interim financial data

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements and should be read in conjunction with Rubicon Technology, Inc.’s (the “Company”) annual report filed on Form 10-K for the fiscal year ended December 31, 2017. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Consolidated operating results for the three-month period ended March 31, 2018 are not necessarily indicative of results that may be expected for the year ending December 31, 2018.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Rubicon Technology Worldwide LLC, Rubicon Sapphire Technology (Malaysia) SDN BHD and Rubicon Technology Hong Kong Limited. All intercompany transactions and balances have been eliminated in consolidation.

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

	March 31, 2018	December 31, 2017
	(in thousands)
Beginning balance	$7	$31
Charges to costs and expenses	(1)	(20)
Accounts charged off, less recoveries	—	(4)
Ending balance	$6	$7

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

Inventories are composed of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Raw materials	$476	$476
Work-in-process	2,229	2,334
Finished goods	157	220
	$2,862	$3,030

Property and equipment

Property and equipment consisted of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Machinery, equipment and tooling	$6,105	$6,105
Leasehold improvements	4,624	4,624
Information systems	819	819
Furniture and fixtures	8	8
Total cost	11,556	11,556
Accumulated depreciation and amortization	(10,870)	(10,741)
Property and equipment, net	$686	$815

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

In connection with the Company’s decision to limit its focus to the optical and industrial sapphire markets, exit the LED market and close its Malaysia facility, the Company developed a plan to scale down the remaining operations and sell additional assets that would not be needed. The Company evaluated its U.S. asset portfolio for the assets continuing to be used in operations using a cost and market approach to determine the current fair value. Additionally, the Company determined it had excess U.S. machinery, equipment and facilities than needed for its current business strategy. The Company evaluated its excess U.S. assets and Malaysia asset portfolio based on assuming an orderly liquidation plan which considers economic obsolescence and sales of comparable equipment, as it is the Company’s intention to sell these assets.

For the year ended December 31, 2017, the Company reviewed the current fair value of its assets and recorded an impairment charge of $1.0 million on lower than expected sales prices for assets held for sale and identification of certain machinery and equipment that will not be needed to support the Company’s current operations.

The Company is actively pursuing the sale or lease of a 134,400 square foot manufacturing and office facility in Batavia, Illinois, a parcel of extra land the Company owns in Batavia, Illinois, and a 65,000 square foot facility in Penang, Malaysia. Although the Company cannot assure the timing of this sale, as it is the Company’s intention to complete the sale within the next twelve-month period, these properties were classified as current assets held for sale at March 31, 2018 and December 31, 2017.

At March 31, 2018, the Company reviewed the current fair value of its assets and concluded no adjustments were needed. The Company will continue to assess its long-lived assets to ensure the carrying amount of these assets is still appropriate given any changes in the asset usage, marketplace and other factors used in determining the current fair value.

The Company cannot guarantee that it will be able to successfully complete the sale or lease of any assets.

Revenue recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue From Contracts with Customers (“Topic 606”) which was adopted on January 1, 2018 using the full retrospective transition method. Adoption of Topic 606 had no impact on periods reported. Under Topic 606, the Company recognizes revenue when performance obligations under a purchase order or signed quotation are satisfied. Revenue is recognized when products are shipped and title and risk of loss transfer to a customer. The Company’s business practice commits the Company to manufacture and deliver product upon acceptance of a customer’s purchase order or signed quotation (“agreement”). The agreement with the customer includes specifications of the product to be delivered, price, expected ship date and payment terms. The Company’s agreements generally do not contain variable, financing, rights of return or non-cash components. There are no up-front costs to develop the production process. The performance obligation is satisfied at the point in time (single performance obligation) when the product is manufactured to the customer’s specification as performance does not create an asset with an alternate use to the Company. Accordingly, the Company recognizes revenue when title and risk of loss have been transferred to the customer, generally at the time of shipment of product. The Company grants credit terms considering normal collection risk. If there is doubt about collection, full prepayment for the order is required. Any payments received prior to shipment are recorded as deferred revenue and included in Advance Payments in the Consolidated Balance Sheets.

Government Contracts

The Company recognizes research and development revenue in the period during which the related costs are incurred over the contractually defined period. In July 2012, the Company signed a contract with the Air Force Research Laboratory to produce large-area sapphire windows on a cost plus fixed fee basis. The deliverables under the contract included development of machinery and technology to be able to produce large area sapphire windows, prove the concept of growing large windows with that equipment and delivery of large-area sapphire windows. The Company records research and development revenue on a gross basis as costs are incurred, plus a portion of the fixed fee over a period of time as the obligations (machinery, proof of concept and finished windows) are completed following the input method of measuring progress which recognizes revenue as resources are consumed, labor hours expended and costs are incurred. For the three months ended March 31, 2017, $26,000 of revenue was recognized. To date, the Company has recorded $4.7 million in revenue and the total value of the contract is $4.7 million. At December 31, 2017, the estimated costs to complete the contract were in excess of the contract value. For the year ended December 31, 2017, the Company recorded estimated costs expected to be incurred in excess of this contract value of $243,000. No additional adjustments for the excess contract costs were recorded for the three months ended March 31, 2018.

The Company does not provide maintenance or other services and it does not have sales that involve multiple elements or deliverables.

Net loss per common share

Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of diluted common shares outstanding during the period. Diluted shares outstanding are calculated by adding to the weighted-average shares any outstanding stock options and warrants based on the treasury stock method.

Diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2018 and 2017 because the effects of potentially dilutive securities are anti-dilutive.

Other comprehensive loss

Comprehensive loss is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive loss includes net earnings (loss) and other non-owner changes in equity that bypass the statement of operations and are reported in a separate component of equity. For the three months ended March 31, 2018, and for the twelve months ended December 2017, other comprehensive loss included the unrealized loss on investments and foreign currency translation adjustments.

The following table summarizes the components of comprehensive loss:

	March 31, 2018	December 31, 2017
	(in thousands)
Unrealized loss on investments (net of taxes)	$(2)	$(2)
Unrealized loss on currency translation	(1)	(1)
Ending balance	$(3)	$(3)

New accounting pronouncements adopted

In April 2016, the FASB issued ASU No. 2016-10 (“ASU 2016-10”), Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This update clarifies how an entity identifies performance obligations related to customer contracts as well as helps to improve the operability and understanding of the licensing implementation guidance. The amendments in this update affect the guidance in ASU No. 2014-09, (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606), which supersedes most of the current revenue recognition requirements. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017. The guidance permits the use of either a retrospective or cumulative effect transition method. In May 2016, the FASB issued ASU No. 2016-12, (“ASU 2016-12”), Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. This update clarifies the objectives of collectability, sales and other taxes, noncash consideration, contract modifications at transition, completed contracts at transition and technical correction. The amendments in this update affect the guidance in ASU 2014-09. In September 2017, the FASB issued additional amendments providing clarification and implementation guidance. The Company’s revenue is primarily generated from the sale of finished products to customers. Sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks, and rewards transfer. These are largely unaffected by the new standard as they closely align with the new standards principles relating to the measurement of revenue and timing of recognition. The Company adopted Topic 606 effective January 1, 2018 using the full retrospective transition method. As the underlying principles of the new standard, relating to the measurement of revenue and the timing of recognition, are closely aligned with the Company’s current business model and practices, the adoption of ASU 2014-09 did not have a material impact on the consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15 (“ASU 2016-15”), Statement of Cash Flows (Topic230): Classification of Certain Cash Receipts and Cash Payments which adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The standard addresses eight specific cash flow issues with the objective of reducing diversity in practice. ASU 2016-15 is effective for the interim and annual periods beginning after December 15, 2017 with early adoption permitted. The Company’s adoption of ASU 2016-15 did not have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18 (“ASU 2016-18”), Statement of Cash Flows (Topic230): Restricted Cash. The standard requires that amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amount shown on the statement of cash flows. In addition, the standard requires disclosure of the nature of restrictions on cash balances and how the statement of cash flows reconciles to the balance sheet in any situation in which the balance sheet includes more than one line item of cash, cash equivalents and restricted cash. ASU 2016-18 is effective for the interim and annual periods beginning after December 15, 2017 with early adoption permitted. The Company’s adoption of ASU 2016-18 did not have a material impact on its consolidated financial statements.

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

The following table presents the amortized cost, and gross unrealized gains and losses on all securities at March 31, 2018:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Short-term investments:
Commercial paper	$8,433	$—	$3	$8,430
Corporate notes/bonds	251	—	—	251
Total short-term investments	$8,684	$—	$3	$8,681

The following table presents the amortized cost, and gross unrealized gains and losses on all securities at December 31, 2017:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Short-term investments:
Commercial paper	$4,994	$—	$1	$4,993
Corporate notes/bonds	1,458	—	—	1,458
Total short-term investments	$6,452	$—	$1	$6,451

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2018:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash equivalents:
Money market funds	$6,548	$—	$—	$6,548
Investments:
Available-for-sales securities—current:
Commercial paper	—	8,430	—	8,430
Corporate notes/bonds	—	251	—	251
Total	$6,548	$8,681	$—	$15,229

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2017:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash equivalents:
Money market funds	$4,575	$—	$—	$4,575
Investments:
Available-for-sales securities—current:
Commercial paper	—	4,993	—	4,993
Corporate notes/bonds	—	1,458	—	1,458
Total	$4,575	$6,451	$—	$11,026

There are no terms or conditions restricting the Company from redeeming any of its investments.

In addition to the debt securities noted above, the Company had approximately $3.4 million and $6.9 million of time deposits included in cash and cash equivalents as of March 31, 2018 and December 31, 2017, respectively.

4. SIGNIFICANT CUSTOMERS

For the three months ended March 31, 2018, the Company had three customers individually that accounted for approximately 17%, 16% and 10% of revenue. For the three months ended March 31, 2017, the Company had four customers individually that accounted for approximately 16%, 16%, 15% and 11% of revenue. No other customer accounted for 10% or more of the Company’s revenues during the three months ended March 31, 2018 and 2017.

Customers individually representing more than 10% of trade receivables accounted for approximately 76% and 69% of accounts receivable as of March 31, 2018 and December 31, 2017, respectively. The Company grants credit to customers based on an evaluation of their financial condition. Losses from credit sales are provided for in the financial statements.

5. STOCKHOLDERS’ EQUITY

Common shares reserved

As of March 31, 2018, the Company had reserved 143,541 shares of common stock for issuance upon the exercise of outstanding common stock options and vesting of restricted stock units. Also, 274,802 shares of the Company’s common stock were reserved for future grants of stock options and restricted stock units (or other similar equity instruments) under the Rubicon Technology, Inc. 2016 Stock Incentive Plan (the “2016 Plan”) as of March 31, 2018.

6. STOCK INCENTIVE PLANS

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

The Company uses the Black-Scholes option pricing model to value stock options. The Company uses a three-year historical stock price average to determine its volatility assumptions. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The expected term is based upon the vesting term of the Company’s options, a review of a peer group of companies, and expected exercise behavior. The forfeiture rate of 24.43% is based on past history of forfeited options. The expense is allocated using the straight-line method. For the three months ended March 31, 2018 and 2017, the Company recorded $17,000 and $205,000, respectively, of stock option compensation expense. As of March 31, 2018, the Company had $138,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s stock-based plans that it expects to recognize over a weighted-average period of 1.62 years.

Pursuant to an employment agreement in March 2017, which was subsequently amended on May 12, 2017, the Company granted 30,902 and 59,098 RSUs to a key executive in the three months ended March 31, 2018 and 2017, respectively.

The Company used a Monte Carlo simulation model valuation technique to determine the fair value of RSUs granted because the awards vest based upon achievement of market price targets. The RSUs vest in the amounts set forth below on the first date the 15-trading day average closing price of the Company’s common stock equals or exceeds the corresponding target price for the common stock before May 12, 2021.

The following table summarizes the award vesting terms for the RSUs granted on January 1, 2018:

Number of RSUs	Target price
902	$11.00
15,000	$12.50
15,000	$14.00

The following table summarizes the award vesting terms for the RSUs granted on March 17, 2017:

Number of RSUs	Target price
15,000	$6.50
15,000	$8.00
15,000	$9.50
14,098	$11.00

At the time the negotiation of the terms of the employment agreement began, the closing price of the common stock was $5.50. On the date of grant, the closing price of the common stock was $6.30.

The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each RSU. The Company used the following assumptions in determining the fair value of the RSUs:

	Granted
	January 2018	March 2017
Daily expected stock price volatility	4.2806%	4.4237%
Daily expected mean return on equity	(0.2575%)	(0.2226%)
Daily expected dividend yield	0.0%	0.0%
Average daily risk free interest rate	0.0078%	0.0063%

The daily expected stock price volatility is based on a four-year historical volatility of the Company’s common stock. The daily expected dividend yield is based on annual expected dividend payments. The average daily risk-free interest rate is based on the three-year treasury yield as of the grant date. Each of the tranches is calculated to have its own fair value and requisite service period. The fair value of each tranche is amortized over the requisite or derived service period which is up to four years. The RSUs granted in January 2018 and March 2017 had a grant date fair value of $209,000 and $323,000, respectively.

The following table summarizes the activity of the stock incentive and equity plans as of March 31, 2018 and changes during the three months then ended:

	Shares available for grant	Number of options outstanding	Weighted- average option exercise price	Number of restricted stock and board shares issued	Number of restricted stock units outstanding
At January 1, 2018	274,494	125,564	$19.53	97,692	22,384
Granted	(32,780)	—	—	1,878	30,902
Exercised/issued	—	—	—	—	(2,220)
Cancelled/forfeited	33,088	(30,697)	30.57	—	(2,391)
At March 31, 2018	274,802	94,867	$20.03	99,570	48,675

The Company’s aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock. Based on the fair value of the common stock at March 31, 2018 and 2017, there was no intrinsic value for options outstanding.

A summary of the Company’s non-vested options during the three months ended March 31, 2018 is presented below:

	Options	Weighted- average exercise price
Non-vested at January 1, 2018	46,842	$8.26
Granted	—	—
Vested	(250)	11.40
Forfeited	(13,906)	6.69
Non-vested at March 31, 2018	32,686	$8.90

For the three months ended March 31, 2018 and 2017, the Company recorded $90,000 and $136,000, respectively, of restricted stock unit (“RSU”) expense. As of March 31, 2018, there was $171,000 of unrecognized compensation cost related to the non-vested RSUs. This cost is expected to be recognized over a weighted-average period of 0.34 years.

A summary of the Company’s restricted stock units is as follows:

	RSUs outstanding	Weighted average price at time of grant	Aggregate intrinsic value
Non-vested restricted stock units as of January 1, 2018	22,384	$4.65
Granted	30,902	7.98
Vested	(2,220)	7.10
Cancelled	(2,391)	9.36
Non-vested at March 31, 2018	48,675	$6.42	$338,229

For each of the three months ended March 31, 2018 and 2017, the Company recorded $57,000 of stock compensation expense related to restricted stock.

The Company’s board of directors are compensated partially in cash and partially in restricted stock. As such, for the three months ended March 31, 2018, 1,878 shares of restricted common stock were issued to outside directors.

An analysis of restricted stock issued is as follows:

Non-vested restricted stock as of January 1, 2018	4,904
Granted	1,878
Vested	-
Non-vested restricted stock as of March 31, 2018	6,782

7. COMMITMENTS AND CONTINGENCIES

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

The Company is subject to income taxes in the U.S. and Malaysia. On a quarterly basis, the Company assesses the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment and multiple factors, both positive and negative, are considered. For the period ended March 31, 2018, a valuation allowance has been included in the 2018 forecasted effective tax rate. The Company is in a cumulative loss position for the past three years, which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. Under the accounting standards objective verifiable evidence is given greater weight than subjective evidence such as the Company’s projections for future growth. Based on an evaluation in accordance with the accounting standards, as of December 31, 2015, a valuation allowance has been recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. At March 31, 2018, the Company continues to be in a three-year cumulative loss position, therefore, until an appropriate level of profitability is attained, the Company expects to maintain a full valuation allowance on its U.S. and Malaysia net deferred tax assets. Any U.S. and Malaysia tax benefits or tax expense recorded on the Company’s Consolidated Statement of Operations will be offset with a corresponding valuation allowance until such time that the Company changes its determination related to the realization of deferred tax assets. In the event that the Company changes its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

The tax provision for the three months ended March 31, 2018 is based on an estimated combined statutory effective tax rate. The Company recorded for the three months ended March 31, 2018 a tax expense of $7,000 for an effective tax rate of 19.9%. For the three months ended March 31, 2018 the difference between the Company’s effective tax rate and the U.S. federal 21% statutory rate and state 6.2% (net of federal benefit) statutory rate was primarily related to U.S. and Malaysia valuation allowances, Malaysia foreign tax rate differential, and Malaysia withholding taxes on intercompany loan interest.

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

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Before investing in our common stock, investors should be aware that the occurrence of the risks, uncertainties and events described in the section entitled “Risk Factors” in our Annual Report on Form 10-K, for the year ended December 31, 2017 and elsewhere in this Quarterly Report could have a material adverse effect on our business, results of operations and financial condition.

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

You should read this Quarterly Report, the documents that we reference in this Quarterly Report and have filed with the SEC as exhibits and our Annual Report on Form 10-K, for the year ended December 31, 2017 with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

Unless otherwise indicated, the terms “Rubicon,” the “Company,” “we,” “us,” and “our” refer to Rubicon Technology, Inc. and our consolidated subsidiaries.

OVERVIEW

We are a vertically integrated, advanced materials provider specializing in monocrystalline sapphire for applications in optical and industrial systems. We use our proprietary crystal growth technology to produce high-quality sapphire products to meet our customers exacting specifications. Historically, we have also provided sapphire products to the LED and mobile device markets, which are the largest markets for sapphire. However, given competitive pressures in those markets, in the fourth quarter of 2016 we announced our decision to limit our focus in the near-term on the optical and industrial sapphire markets and exit the LED market. We believe that we continue to have a reputation as one of the highest quality sapphire producers in the market. We provide optical and industrial sapphire products in various shapes and sizes, including round and rectangular windows and blanks, domes, tubes and rods.

With the decision to exit the LED market in the fourth quarter of 2016, we stopped production activities in Penang, Malaysia and subsequently closed this facility. We held an auction in March 2017 in an effort to sell certain polishing and fabrication equipment with mixed results. Since the March 2017 auction, we have sold some additional equipment and continue to seek buyers for the remaining unsold equipment. Additionally, we are seeking to sell our Malaysia real estate. The timing of the sale of the equipment and real estate located in Malaysia is difficult to predict.

Following the decision in the fourth quarter 2016 to focus on the smaller optical and industrial sapphire markets, we determined that we had more crystal growth and fabrication capacity in the U.S. than we needed for our current business strategy. Consequently, we have consolidated operations into our leased spaces in Bensenville, Illinois and Franklin Park, Illinois and vacated our owned facility in Batavia, Illinois. In 2017, we held an auction to sell excess equipment from our Batavia facility. Other than crystal growth furnaces, most of the equipment was sold. We intend to hold an auction at the end of May 2018 to sell excess equipment. The plant itself is a special purpose facility with extensive enhancements to power and water-cooling systems required for crystal growth production.

We are also actively trying to sell or lease the Batavia property and our initial focus is to find a buyer that is interested in both the building and improved infrastructure. However, to date we have been unable to find a buyer that fully values such enhancements and ultimately may be unable to sell this real estate for more than the value of a standard, unimproved facility. In fact we may be required by a buyer to pay for the removal of the enhancements. The timing on the sale or lease of this real estate and sale of our crystal growth furnaces is difficult to predict.

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

Historically, a significant portion of our revenue has been derived from sales to relatively few customers. For the three months ended March 31, 2018, we had three customers individually that accounted for approximately 17%, 16% and 10% of revenue. For the three months ended March 31, 2017, we had four customers individually that accounted for approximately 16%, 16%, 15% and 11% of revenue. Our principal customers have historically been defense subcontractors, industrial manufacturers, fabricators and resellers. No other customer accounted for 10% or more of our revenues during the three months ended March 31, 2018 and 2017. We expect our sales to continue to be concentrated among a small number of customers. However, we also expect that our significant customers may change from time to time.

We recognize revenue based upon shipping terms with our customers, and from our government contract as costs and fees are incurred. Delays in product orders or changes to the timing of shipments could cause our quarterly revenue to vary significantly. We sell our products on a global basis and historically derived a significant portion of our revenue from customers outside of the U.S. In most periods, the majority of our sales were to the European and Asian markets. We expect a major source of our future revenue to be from the North American market. All of our revenue and corresponding accounts receivable are denominated in U.S. dollars.

We manage direct sales from our Bensenville, Illinois offices. Substantially all of our revenue is generated by our direct sales force and we expect this to continue in the future.

We manufacture and ship our products from our facilities in the Chicago metropolitan area. We have approximately 196,400 square feet of manufacturing and office space in Batavia, Franklin Park and Bensenville, Illinois and a 65,000 square foot facility in Penang, Malaysia. The Malaysia and Batavia facilities are currently held for sale. Additional land in Batavia, Illinois, is also held for sale.

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

Our operating expenses are comprised of sales and marketing, research and development (“R&D”), and general and administrative (“G&A”) expenses. G&A expenses consist primarily of compensation and associated costs for finance, human resources, information technology and administrative activities, including charges for accounting, legal, insurance and stock-based compensation. The majority of our stock-based compensation relates to administrative personnel and is accounted for as a G&A expense.

Other income (expense) consists of interest income and realized gains and losses on investments and currency translation.

We account for income taxes under the asset and liability method whereby the expected future tax consequences of temporary differences between the book value and the tax basis of assets and liabilities are recognized as deferred tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to be recognized. Our analysis of ownership changes that limit the utilization of our net operating loss (“NOL”) carryforwards as of December 31, 2017, shows no impact on such utilization. In order to protect our NOL carryforwards, in December 2017, we implemented a stockholders’ rights plan. We are in a cumulative loss position for the past three years which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. Based on an evaluation in accordance with the accounting standards, a valuation allowance has been recorded against the net U.S. and Malaysia deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. Until an appropriate level of profitability is attained, we expect to maintain a full valuation allowance on our U.S. and Malaysia net deferred tax assets. Any U.S. and Malaysia tax benefits or tax expense recorded on the Consolidated Statement of Operations will be offset with a corresponding valuation allowance until such time that we change our determination related to the realization of deferred tax assets. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

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

RESULTS OF CONSOLIDATED OPERATIONS THREE MONTHS ENDED MARCH 31, 2018 AND 2017

The following table sets forth our consolidated statements of operations for the periods indicated:

	Three months ended March 31,
	2018	2017
	(in millions)
Revenue	$1.0	$1.3
Cost of goods sold	0.9	2.9
Gross profit (loss)	0.1	(1.6)
Operating expenses:
General and administrative	0.6	1.8
Sales and marketing	0.1	0.2
Research and development	0.1	0.6
(Gain) loss on disposal of assets	(0.6)	0.8
Total operating expenses	0.2	3.4
Loss from operations	(0.1)	(5.0)
Other income (expense)	0.1	—
Loss before income taxes	—	(5.0)
Income tax expense	(0.1)	(0.1)
Net loss	$(0.1)	$(5.1)

The following table sets forth our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Three months ended March 31,
	2018	2017
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	90	223
Gross profit (loss)	10	(123)
Operating expenses:
General and administrative	60	138
Sales and marketing	11	16
Research and development	3	46
(Gain) loss on disposal of assets	(54)	62
Total operating expenses	20	262
Loss from operations	(10)	(385)
Other income (expense)	7	—
Loss before income taxes	(3)	(385)
Income tax expense	(1)	(7)
Net loss	(4)%	(392)%

Revenue. Revenue was $1.0 million and $1.3 million for the three months ended March 31, 2018 and 2017, respectively, a decrease of $230,000. Revenue from optical and industrial sapphire business decreased by $214,000 due to fluctuations in demand for the three months ended March 31, 2018 as compared to March 31, 2017.

As we are nearing the completion of our government contract, we have experienced a decrease of $26,000 in the R&D revenue attributable to this contract.

We operate in an extremely volatile market, so the amount of price or volume change and acceptance of new product offerings is difficult to predict.

Gross profit (loss). Gross profit was $107,000 for the three months ended March 31, 2018 and gross loss was $1.6 million for the three months ended March 31, 2017, a decrease in gross loss of $1.7 million. This improvement was primarily attributable to an increase in pricing and a decrease in production costs of $1.5 million due to improved production efficiency. An additional decrease of $212,000 in gross loss is related to the costs incurred in connection with our restructuring of operations and moving of manufacturing equipment during the three months ended March 31, 2017.

General and administrative expenses. General and administrative expenses were $622,000 and $1.8 million for the three months ended March 31, 2018 and 2017, respectively, a decrease of $1.2 million. The decrease was partially attributable to a reduction in the employee compensation costs of $533,000 on lower headcount, of which $458,000 of the decrease was related to the employee severance compensation cost recorded for the three months ended March 31, 2017. We also recorded lower legal and investor meeting expenses of $348,000 for the three months ended March 31, 2018. The decrease was related to the SEC compliance counsel cost incurred in the three months ended March 31, 2017. In addition, we experienced a decrease in the administrative office maintenance and connectivity costs of $147,000 due to closing of the Malaysia and Batavia, IL facilities and on renegotiated contracts, a decrease in the board of directors’ compensation costs of $76,000, a decrease of $55,000 in franchise tax on withdrawal from a state and a decrease in insurance costs of $51,000 on renegotiated contracts.

Sales and marketing expenses. Sales and marketing expenses were $119,000 and $244,000 for the three months ended March 31, 2018 and 2017, respectively, a decrease of $125,000. The decrease in sales and marketing expenses was attributable to a decrease in employee compensation costs of $91,000 on a lower headcount, a decrease in marketing services and samples costs of $17,000 and a decrease in travel and other costs related to sales and marketing of $17,000.

Research and development expenses. Research and development expenses were $33,000 and $641,000 for the three months ended March 31, 2018 and 2017, respectively, a decrease of $608,000. This reduction is attributable primarily to a decrease in employee compensation costs of $554,000 on a lower headcount, of which $160,000 was related to the employee severance compensation cost recorded for the three months ended March 31, 2017. Additionally, we experienced a decrease in project expenses and equipment costs of $54,000.

Other income (expense). Other income was $72,000 and $12,000 for the three months ended March 31, 2018 and, 2017, respectively, an increase of $60,000. The increase in other income was primarily due to an increase in the interest income of $52,000 on short-term investment securities and increased interest rate. Additionally, we experienced an increase in the realized gain on foreign currency translation of $8,000.

Income tax benefit. In accordance with ASC740 “Accounting for Income Taxes” (“ASC740”), we evaluate our deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted. ASC740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. We are in a cumulative loss position for the past three years, which is considered significant negative evidence by the accounting standards that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. The accounting standards attribute greater weight to objective negative evidence than to subjective positive evidence, such as our projections for future growth. Based on this evaluation, a valuation allowance has been recorded against the net U.S. and Malaysia deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. At March 31, 2018 we continue to be in a three-year cumulative loss position, therefore, until an appropriate level of profitability is attained, we expect to maintain a valuation allowance on net deferred tax assets related to future U.S. and Malaysia tax benefits and will no longer accrue tax benefits or tax expense on our Consolidated Statement of Operations. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. The tax provision for the three months ended March 31, 2018 is based on an estimated combined statutory effective tax rate. For the three months ended March 31, 2018 the difference between the Company’s effective tax rate of 19.9% and the U.S. federal 21% statutory rate and state 6.2% (net of federal benefit) statutory rate was primarily related to U.S. and Malaysia valuation allowances, Malaysia foreign tax rate differential and Malaysia withholding taxes on intercompany loan interest.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations using a combination of issuances of common stock and cash generated from our operations.

As of March 31, 2018, we had cash and short-term investments totaling $18.7 million, including cash of $3.4 million held in deposits at major banks, $6.6 million invested in money market funds and $8.7 million of short-term investments in commercial paper and corporate notes and bonds.

Cash flows from operating activities

The following table represents the major components of our cash flows from operating activities for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018		2017
	(in millions)
Net loss	$	(-)	$(5.1)
Non-cash items:
Depreciation and amortization		0.1	0.6
Net (gain) loss on disposal of assets		(0.6)	0.7
Stock based compensation and other, net		0.2	0.4

Total non-cash items:		(0.3)	1.7
Working capital:
Accounts receivable		0.1	1.8
Inventories		0.2	0.8
Prepaid expenses and other assets		(0.1)	(0.2)
Accounts payable		(0.3)	(0.2)
Other accruals		(0.1)	0.3
Total working capital items:		(0.2)	2.5
Net cash used in operating activities		$(0.5)	$(0.9)

Cash used in operating activities was $522,000 for the three months ended March 31, 2018. During such period, we generated a net loss of $40,000, including non-cash items of ($268,000), and a decrease in cash from net working capital of $214,000. The net working capital cash decrease was primarily driven by a decrease in accounts payable of $360,000 and a decrease in other accruals of $98,000 on decreased spending.

Cash used in operating activities was $876,000 for the three months ended March 31, 2017. During such period, we generated a net loss of $5.1 million, including non-cash items of $1.7 million, and an increase in cash from net working capital of $2.5 million. The net working capital cash increase was primarily driven by a decrease in accounts receivable of $1.8 million on decreased revenue and collection of a LED customer account. As a result of scaled down operations and reduced production levels, we experienced a decrease in inventory of $820,000 and an increase in other accruals of $260,000. This was partially offset by a decrease in accounts payable of $230,000 on timing of payments and an increase in prepaid expenses and other assets of $200,000 due to amounts to be collected on asset sales.

Cash flows from investing activities

The following table represents the major components of our cash flows from investing activities for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017
	(in millions)
Purchases of investments	$(2.8)	$—
Proceeds from disposal of property and equipment	1.2	1.6
Proceeds from sales of investments	0.5	—
Net cash (used in) provided by investing activities	$(1.1)	$1.6

Net cash used in investing activities was $1.1 million for the three months ended March 31, 2018, was primarily due to the purchases of investments in commercial paper and corporate notes and bonds of $2.8 million. This was partially offset by the proceeds from sales of equipment and other assets of $1.2 million at our Penang, Malaysia and Batavia, IL locations, as the result of our decision to close the Malaysia facility and consolidate our U.S. operations. Additionally, this was offset by the proceeds from sales of investments of $544,000.

Net cash provided by investing activities was $1.6 million for the three months ended March 31, 2017, primarily due to sales of equipment and other assets at our Penang, Malaysia and Batavia, IL locations, as the result of our decision to close the Malaysia facility and consolidate our U.S. operations.

We anticipate our capital expenditures will be kept to a minimum.

Cash flows from financing activities

Net cash used in financing activities was $1,000 and $8,000 for the three months ended March 31, 2018 and 2017, respectively. This was primarily from cash used for taxes on net share settlement of equity awards.

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

Foreign currency translation and transaction

Rubicon Technology Worldwide LLC and Rubicon Technology Hong Kong assets and liabilities are translated into U.S. dollars at exchange rates existing at the respective balance sheet dates and capital accounts at historical exchange rates. The results of operations are translated into U.S. dollars at the average exchange rates during the respective period. Translation adjustments resulting from fluctuations in exchange rates for Rubicon Technology Worldwide LLC and Rubicon Technology Hong Kong are recorded as a separate component of accumulated other comprehensive income (loss) within stockholders’ equity.

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

Revenue recognition

We recognize revenue in accordance with ASC Topic 606, Revenue From Contracts with Customers (“Topic 606”) which was adopted on January 1, 2018 using the full retrospective transition method. Adoption of Topic 606 had no impact on periods reported. Under Topic 606, we recognize revenue when performance obligations under a purchase order or signed quotation are satisfied. Revenue is recognized when products are shipped and title and risk of loss transfer to a customer. Our business practice commits us to manufacture and deliver product upon acceptance of a customer’s purchase order or signed quotation (“agreement”). The agreement with the customer includes specifications of the product to be delivered, price, expected ship date and payment terms. Our agreements generally do not contain variable, financing, rights of return or non-cash components. There are no up-front costs to develop the production process. The performance obligation is satisfied at the point in time (single performance obligation) when the product is manufactured to the customer’s specification as performance does not create an asset with an alternate use to us. Accordingly, we recognize revenue when title and risk of loss have been transferred to the customer, generally at the time of shipment of product. We grant credit terms considering normal collection risk. If there is doubt about collection, full prepayment for the order is required. Any payments received prior to shipment are recorded as deferred revenue and included in Advance Payments in the Consolidated Balance Sheets.

Government Contracts

We recognize research and development revenue in the period during which the related costs are incurred over the contractually defined period. In July 2012, we signed a contract with the Air Force Research Laboratory to produce large-area sapphire windows on a cost plus fixed fee basis. The deliverables under the contract included development of machinery and technology to be able to produce large area sapphire windows, prove the concept of growing large windows with that equipment and delivery of large-area sapphire windows. We record research and development revenue on a gross basis as costs are incurred, plus a portion of the fixed fee over a period of time as the obligations (machinery, proof of concept and finished windows) are completed following the input method of measuring progress which recognizes revenue as resources are consumed, labor hours expended and costs are incurred. For the three months ended March 31, 2017, $26,000 of revenue was recognized. To date, we have recorded $4.7 million in revenue and the total value of the contract is $4.7 million. At December 31, 2017, the estimated costs to complete the contract were in excess of the contract value. For the year ended December 31, 2017, we recorded estimated costs expected to be incurred in excess of this contract value of $243,000. No additional adjustments for the excess contract costs were recorded for the three months ended March 31, 2018.

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

We determine our normal operating capacity and record as an expense costs attributable to lower utilization of equipment and staff. For the three months ended March 31, 2018 and 2017, we determined that we were not operating at capacity and recorded costs associated with lower utilization of equipment and staff of $238,000 and $1.2 million, respectively. It is likely we will incur additional adjustments for lower utilization of our equipment and staff in 2018.

Investments

We invest available cash primarily in investment grade commercial paper, FDIC guaranteed certificates of deposit, corporate notes, common stock and government securities. Investments classified as available-for-sale securities are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Investments in trading securities are reported at fair value, with both realized and unrealized gains and losses recorded in other income (expense), in the Consolidated Statements of Operations. Investments in which we have the ability and intent, if necessary, to liquidate are classified as short-term.

We review our available-for-sale securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When we conclude that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Consolidated Statement of Operations. As of March 31, 2018 and 2017, no impairment was recorded.

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

In connection with our decision to limit our focus to the optical and industrial sapphire markets, exit the LED market and close our Malaysia facility, we developed a plan to scale down the remaining operations and sell additional assets that would not be needed. We evaluated our U.S. asset portfolio for the assets continuing to be used in operations using a cost and market approach to determine the current fair value. Additionally, we determined we had excess U.S. machinery, equipment and facilities than needed for our current business strategy. We evaluated our excess U.S. assets and Malaysia asset portfolio based on assuming an orderly liquidation plan which considers economic obsolescence and sales of comparable equipment, as it is our intention to sell these assets.

For the year ended December 31, 2017, we reviewed the current fair value of our assets and recorded an impairment charge of $1.0 million on lower than expected sales prices for assets held for sale and identification of certain machinery and equipment that will not be needed to support our current operations.

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

At March 31, 2018, we reviewed the current fair market value of our assets and concluded no additional adjustments were needed. We will continue to assess our long-lived assets to ensure the carrying amount of these assets is still appropriate given any changes in the asset usage, marketplace and other factors used in determining the current fair value. We intend to hold an auction at the end of May 2018 to sell excess equipment. We cannot guarantee that we will be able to successfully complete the sale or lease of any assets.

Stock-based compensation

We grant stock-based compensation in the form of stock options, restricted stock units (“RSUs”) and restricted stock. We expense stock-based compensation based upon the fair value on the date of grant. We use the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model will be affected by assumptions regarding a number of complex and subjective variables. These variables include our expected stock volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates, forfeitures and expected dividends.

The expected term represents the weighted-average period that our stock options are expected to be outstanding and is based upon five years historical data. We estimate the volatility of our common stock based on a five-year historical stock price. We base the risk-free interest rate that we use in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and, therefore, use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The current forfeiture rate of 24.43% was based on our past history of forfeitures.

Pursuant to an employment agreement in March 2017, which was subsequently amended on May 12, 2017, we granted 30,902 and 59,098 RSUs to a key executive in the three months ended March 31, 2018 and 2017, respectively.

We used a Monte Carlo simulation model valuation technique to determine the fair value of RSUs granted because the awards vest based upon achievement of market price targets. The RSUs vest in the amounts set forth below on the first date the 15-trading day average closing price of our common stock equals or exceeds the corresponding target price for the common stock before May 12, 2021.

The following table summarizes the award vesting terms for the RSUs granted on January 1, 2018:

Number of RSUs	Target price
902	$11.00
15,000	$12.50
15,000	$14.00

The following table summarizes the award vesting terms for the RSUs granted on March 17, 2017:

Number of RSUs	Target price
15,000	$6.50
15,000	$8.00
15,000	$9.50
14,098	$11.00

At the time the negotiation of the terms of the employment agreement began, the closing price of our common stock was $5.50. On the date of grant, the closing price of the common stock was $6.30.

The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each RSU. We used the following assumptions in determining the fair value of the RSUs:

	Granted
	January 2018	March 2017
Daily expected stock price volatility	4.2806%	4.4237%
Daily expected mean return on equity	(0.2575%)	(0.2226%)
Daily expected dividend yield	0.0%	0.0%
Average daily risk free interest rate	0.0078%	0.0063%

The daily expected stock price volatility is based on a four-year historical volatility of our common stock. The daily expected dividend yield is based on annual expected dividend payments. The average daily risk-free interest rate is based on the three-year treasury yield as of the grant date. Each of the tranches is calculated to have its own fair value and requisite service period. The fair value of each tranche is amortized over the requisite or derived service period which is up to four years. The RSUs granted in January 2018 and March 2017 had a grant date fair value of $209,000 and $323,000, respectively.

We allocate stock based compensation costs using a straight-line method which amortizes the fair value of each award on a straight-line basis over the service period. Based on the variables affecting the valuation of our common stock and the method used for allocating compensation costs, we recognized $164,000 in stock compensation expense during the three months ended March 31, 2018.

All option grants are granted at an exercise price per share equal to the closing market price of our common stock on the day before the date of grant. Therefore, there is no intrinsic value because the exercise price per share of each option was equal to the fair value of the common stock on the date of grant.

Based on the fair value of the common stock at March 31, 2018, there is no aggregate intrinsic value of all stock options exercisable or outstanding.

Income tax valuation allowance

Evaluating the need for and amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all the positive and negative evidence available to determine whether all or some portion of the deferred tax assets will not be realized. A valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50%) that they will not be realized. In general, “realization” refers to the incremental benefit achieved through the reduction in future taxes payable or an increase in future taxes refundable from the deferred tax assets, assuming that the underlying deductible differences and carryforwards are the last items to enter into the determination of future taxable income. In determining our valuation allowance, we consider the source of taxable income including taxable income in prior carryback years, future reversals of existing temporary differences, the required use of tax planning strategies, and future taxable income exclusive of reversing temporary differences and carryforwards. We are in a cumulative loss position for the past three years which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. Under the accounting standards verifiable evidence will have greater weight than subjective evidence such as our projections for future growth. Based on an evaluation in accordance with the accounting standards, as of March 31, 2018, a valuation allowance has been recorded against the net U.S. and Malaysia deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. Any U.S. and Malaysia tax benefits or tax expense recorded on the Consolidated Statement of Operations will be offset with a corresponding valuation allowance until such time that we change our determination related to the realization of deferred tax assets. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the Consolidated Financial Statements for a discussion of new accounting standards.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For the three months ended March 31, 2018, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 4.	CONTROLS AND PROCEDURES

Management’s evaluation of disclosure controls and procedures

Based on evaluations at March 31, 2018, our chief executive officer and chief financial officer (together, our “certifying officers”), with the participation of the management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting

Our certifying officers have concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Rubicon Technology, Inc.

Date: May 14, 2018	By:	/s/ Timothy E. Brog
Timothy E. Brog
President and Chief Executive Officer

Date: May 14, 2018	By:	/s/ Mardel A. Graffy
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

