Form 10-Q
period 2018-06-30
Rubicon Technology, Inc.
filed 2018-08-09
CIK 1410172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒     Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2018

or

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

As of August 3, 2018 the Registrant had 2,741,383 shares of common stock, par value $.001 per share, outstanding.

RUBICON TECHNOLOGY, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended June 30, 2018

i

PART I FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

Rubicon Technology, Inc.

Consolidated balance sheets

	June 30, 2018	December 31, 2017
	(unaudited)
	(in thousands, other than share data)
Assets
Cash and cash equivalents	$6,023	$11,544
Restricted cash	179	181
Short-term investments	13,489	6,451
Accounts receivable, net	507	718
Inventories	2,788	3,030
Other inventory supplies	206	837
Prepaid expenses and other current assets	830	270
Assets held for sale	10,382	11,202
Total current assets	34,404	34,233
Property and equipment, net	412	815

Total assets	$34,816	$35,048

Liabilities and stockholders’ equity
Accounts payable	$169	$582
Accrued payroll	35	101
Accrued and other current liabilities	420	430
Corporate income and franchise taxes	273	294
Accrued real estate taxes	149	249
Advance payments	34	59
Total current liabilities	1,080	1,715

Commitments and contingencies
Stockholders’ equity
Preferred stock, $.001 par value, 1,000,000 undesignated shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 8,200,000 shares authorized; 2,918,393 and 2,910,334 shares issued; 2,740,909 and 2,732,850 shares outstanding	29	29
Additional paid-in capital	375,903	375,611
Treasury stock, at cost, 177,484 shares	(12,148)	(12,148)
Accumulated other comprehensive loss	(2)	(3)
Accumulated deficit	(330,046)	(330,156)
Total stockholders’ equity	33,736	33,333
Total liabilities and stockholders’ equity	$34,816	$35,048

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of operations

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(unaudited)
	(in thousands, other than share data)
Revenue	$801	$1,053	$1,840	$2,322
Cost of goods sold	921	3,889	1,853	6,739
Gross loss	(120)	(2,836)	(13)	(4,417)
Operating expenses:
General and administrative	692	1,299	1,314	3,110
Sales and marketing	106	194	225	438
Research and development	42	195	75	836
(Gain) loss on disposal of assets	(1,052)	432	(1,614)	1,181
Asset impairment charge	—	675	—	675
Income (loss) from operations	92	(5,631)	(13)	(10,657)
Other income:
Interest income	80	28	138	34
Realized gain (loss) on foreign currency translation	(16)	13	(2)	19
Total other income	64	41	136	53
Income (loss) before income taxes	156	(5,590)	123	(10,604)
Income tax expense	(6)	(17)	(13)	(78)
Net income (loss)	$150	$(5,607)	$110	$(10,682)
Net income (loss) per common share
Basic	$0.05	$(2.16)	$0.04	$(4.04)
Diluted	$0.05	$(2.16)	$0.04	$(4.04)
Weighted average common shares outstanding used in computing net income (loss) per common share
Basic	2,733,202	2,608,814	2,732,285	2,641,144
Diluted	2,739,198	2,608,814	2,735,283	2,641,144

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of comprehensive income (loss)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(unaudited)
	(in thousands)
Net income (loss)	$150	$(5,607)	$110	$(10,682)
Other comprehensive income (loss):
Unrealized gain on investments, net of tax	1	—	1	12
Unrealized gain (loss) on currency translation	—	(2)	—	8
Other comprehensive income (loss)	1	(2)	1	20
Comprehensive income (loss)	$151	$(5,609)	$111	$(10,662)

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

Consolidated statements of cash flows

	Six months ended June 30,
	2018	2017
	(unaudited) (in thousands)
Cash flows from operating activities
Net income (loss)	$110	$(10,682)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	206	868
Net (gain) loss on disposal of assets	(1,614)	1,181
Asset impairment charge	—	675
Stock-based compensation	297	623
Changes in operating assets and liabilities:
Accounts receivable	211	2,004
Inventories	242	3,286
Other inventory supplies	72	256
Prepaid expenses and other assets	(560)	692
Accounts payable	(413)	(437)
Accrued payroll	(66)	109
Corporate income and franchise taxes	(21)	(101)
Accrued real estate taxes	(100)	28
Advanced payments	(24)	(12)
Accrued and other current liabilities	(15)	(75)
Net cash used in operating activities	(1,675)	(1,585)

Cash flows from investing activities
Proceeds from disposal of assets	3,195	1,849
Purchases of investments	(7,139)	(9)
Proceeds from sale of investments	102	21
Net cash (used in) provided by investing activities	(3,842)	1,861

Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(5)	(173)

Net cash used in financing activities	(5)	(173)

Net effect of currency translation	(1)	4
Net increase (decrease) in cash and cash equivalents	(5,523)	107
Cash and cash equivalents, beginning of period	11,725	17,835
Cash and cash equivalents, end of period	$6,202	$17,942

The accompanying notes are an integral part of these consolidated statements.

Rubicon Technology, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

1. BASIS OF PRESENTATION

Interim financial data

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements and should be read in conjunction with Rubicon Technology, Inc.’s (the “Company”) annual report filed on Form 10-K for the fiscal year ended December 31, 2017. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Consolidated operating results for the three and six-month periods ended June 30, 2018 are not necessarily indicative of results that may be expected for the year ending December 31, 2018.

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

Accounts receivable

The majority of the Company’s accounts receivable is due from defense sub-contractors, industrial manufacturers, fabricators and resellers. Credit is extended based on an evaluation of the customer’s financial condition. Accounts receivable are due based on contract terms and at stated amounts due from customers, net of an allowance for doubtful accounts. Losses from credit sales are provided for in the financial statements.

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

	June 30, 2018	December 31, 2017
	(in thousands)
Beginning balance	$7	$31
Charges to costs and expenses	(2)	(20)
Accounts charged off, less recoveries	—	(4)
Ending balance	$5	$7

Inventories

Inventories are valued at the lower of cost or net realizable value. Raw materials cost is determined using the first-in, first-out method, and work-in-process and finished goods costs are determined on a standard cost basis, which includes materials, labor and manufacturing overhead. The Company reduces the carrying value of its inventories for differences between the cost and the estimated net realizable value, taking into account usage, expected demand, technological obsolescence and other information.

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

Inventories consisted of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Raw materials	$476	$476
Work-in-process	2,109	2,334
Finished goods	203	220
	$2,788	$3,030

Property and equipment

Property and equipment consisted of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Machinery, equipment and tooling	$5,435	$6,105
Leasehold improvements	4,624	4,624
Information systems	819	819
Furniture and fixtures	8	8
Total cost	10,886	11,556
Accumulated depreciation and amortization	(10,474)	(10,741)
Property and equipment, net	$412	$815

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

In connection with the Company’s decision to limit its focus to the optical and industrial sapphire markets and exit the LED market, the Company developed a plan to close its Malaysia facility, scale down and consolidate remaining operations in the U.S. and sell additional assets that would not be needed. The Company evaluated its U.S. and Malaysia asset portfolios to identify assets needed for its current business strategy and excess assets that were no longer needed. The Company determined it had excess machinery, equipment and facilities. Excess U.S. and Malaysia assets were evaluated based on assuming an orderly liquidation plan, which considers economic obsolescence and sales of comparable equipment, as it is the Company’s intention to sell these assets. Additionally, the Company evaluated its U.S. assets continuing to be used in operations using a cost and market approach to determine the current fair value.

As a result, for the year ended December 31, 2017, the Company recorded an impairment charge of $1.0 million on lower than expected sales prices for certain machinery and equipment held for sale, and identification of assets that will not be needed to support the Company’s current operations. Additionally, for the year ended December 31, 2017, the Company recorded an impairment charge of $4.0 million on its U.S. and Malaysia land and building assets on lower than expected sale price. At June 30, 2018, the Company reviewed the current fair value of its assets and concluded no adjustments were needed. The Company will continue to assess its long-lived assets to ensure the carrying amount of these assets is still appropriate given any changes in the asset usage, marketplace and other factors used in determining the current fair value.

In the six months ended June 30, 2018, the Company completed individual sales and held auctions for assets located at each of its U.S. properties, resulting in the sale of a portion of its excess U.S. equipment and consumables, which had a total net book value of $1.5 million. Additionally, in the six months ended June 30, 2018, the Company completed sales of Malaysia equipment with a total net book value of $131,000. Unsold excess equipment continued to be classified as current assets held for sale at June 30, 2018. Based on these sales, a gain on disposal of assets of $1.6 million was recorded for the six months ended June 30, 2018.

The Company is actively pursuing the sale or lease of its 134,400 square-foot manufacturing and office facility located in Batavia, Illinois, a parcel of extra land the Company owns in Batavia, Illinois, and a 65,000 square-foot facility located in Penang, Malaysia. Although the Company cannot assure the timing of these sales, as it is the Company’s intention to complete these sales within the next twelve-month period, hence, these properties were classified as current assets held for sale at June 30, 2018 and December 31, 2017.

The Company cannot guarantee that it will be able to successfully complete the sale or lease of any assets.

Revenue recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue From Contracts with Customers (“Topic 606”) which was adopted on January 1, 2018 using the full retrospective transition method. Adoption of Topic 606 had no impact on periods reported. Under Topic 606, the Company recognizes revenue when performance obligations under a purchase order or signed quotation are satisfied. Revenue is recognized when products are shipped and title and risk of loss transfer to a customer. The Company’s business practice commits the Company to manufacture and deliver product upon acceptance of a customer’s purchase order or signed quotation (“agreement”). The agreement with the customer includes specifications of the product to be delivered, price, expected ship date and payment terms. The Company’s agreements generally do not contain variable, financing, rights of return or non-cash components. There are no up-front costs to develop the production process. The performance obligation is satisfied at the point in time (single performance obligation) when the product is manufactured to the customer’s specification, as performance does not create an asset with an alternate use to the Company. Accordingly, the Company recognizes revenue when title and risk of loss have been transferred to the customer, generally at the time of shipment of product. The Company grants credit terms considering normal collection risk. If there is doubt about collection, full prepayment for the order is required. Any payments received prior to shipment are recorded as deferred revenue and included in Advance Payments in the Consolidated Balance Sheets.

Government Contracts

The Company recognizes research and development revenue in the period during which the related costs are incurred over the contractually defined period. In July 2012, the Company signed a contract with the Air Force Research Laboratory to produce large-area sapphire windows on a cost plus fixed fee basis. The deliverables under the contract included development of machinery and technology to be able to produce large area sapphire windows, prove the concept of growing large windows with that equipment and delivery of large-area sapphire windows. The Company records research and development revenue on a gross basis as costs are incurred, plus a portion of the fixed fee over a period of time as the obligations (machinery, proof of concept and finished windows) are completed following the input method of measuring progress which recognizes revenue as resources are consumed, labor hours expended and costs are incurred. For the three and six months ended June 30, 2018, the same amount of revenue of $56,000 was recorded, as no revenue was recorded for the three months ended March 31, 2018. For the three and six months ended June 30, 2017, $3,000 and $29,000 of revenue was recorded, respectively. To date, the Company has recorded $4.7 million in revenue and the total value of the contract is $4.7 million. At December 31, 2017, the estimated costs to complete the contract were in excess of the contract value. For the year ended December 31, 2017, the Company recorded estimated costs expected to be incurred in excess of this contract value of $243,000. No additional adjustments for the excess contract costs were recorded for the three and six months ended June 30, 2018.

The Company does not provide maintenance or other services and it does not have sales that involve multiple elements or deliverables.

Net income (loss) per common share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of diluted common shares outstanding during the period. Diluted shares outstanding are calculated by adding to the weighted-average shares (a) any outstanding stock options based on the treasury stock method and (b) restricted stock units (“RSU”).

Diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2018 and 2017 because the effects of potentially dilutive securities do not have a material impact on the calculation of diluted net income (loss) per share.

New accounting pronouncements adopted

In January 2016, the FASB issued ASU No. 2016-01 (“ASU 2016-01”), Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Further clarifications were made in February 2018 with the issuance of ASU No. 2018-03 (“ASU 2018-03”). The amended guidance requires certain equity investments that are not consolidated and not accounted for under the equity method to be measured at fair value with changes recognized in net income rather than as a component of accumulated other comprehensive income (loss). It further states that an entity may choose to measure equity investments that do not have readily determinable fair values using a quantitative approach, or measurement alternative, which is equal to its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The adoption of ASU 2016-01 and ASU 2018-03 did not have a material impact on the Company’s financial statements.

In April 2016, the FASB issued ASU No. 2016-10 (“ASU 2016-10”), Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This update clarifies how an entity identifies performance obligations related to customer contracts as well as helps to improve the operability and understanding of the licensing implementation guidance. The amendments in this update affect the guidance in ASU No. 2014-09, (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606), which supersedes most of the current revenue recognition requirements. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017. The guidance permits the use of either a retrospective or cumulative effect transition method. In May 2016, the FASB issued ASU No. 2016-12, (“ASU 2016-12”), Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. This update clarifies the objectives of collectability, sales and other taxes, noncash consideration, contract modifications at transition, completed contracts at transition and technical correction. The amendments in this update affect the guidance in ASU 2014-09. In September 2017, the FASB issued additional amendments providing clarification and implementation guidance. The Company’s revenue is primarily generated from the sale of finished products to customers. Sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks and rewards transfer. These are largely unaffected by the new standard as they closely align with the new standards principles relating to the measurement of revenue and timing of recognition. The Company adopted Topic 606 effective January 1, 2018 using the full retrospective transition method. As the underlying principles of the new standard, relating to the measurement of revenue and the timing of recognition, are closely aligned with the Company’s current business model and practices, the adoption of ASU 2014-09 did not have a material impact on the consolidated financial statements.

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

In February 2018, the FASB issued ASU No. 2018-02 (“ASU 2018-02), Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Comprehensive Income. The new guidance allows companies to reclassify stranded tax effects resulting from the Tax Act, from accumulated other comprehensive income to retained earnings. The guidance also requires certain new disclosures regardless of the election. Early adoption is permitted. The Company’s adoption of ASU 2018-02 did not have a material impact on its consolidated financial statements.

In March 2018, the FASB issued ASU No. 2018-05 (“ASU 2018-05), Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This standard amends ASC 740, Income Taxes, to provide guidance on accounting for tax effects of the Tax Cuts and Jobs Act (the “Tax Act”) pursuant to Staff Accounting Bulletin No. 118, which allows companies to complete the accounting under ASC 740 within one-year measurement period from the Tax Act enactment date. This standard is effective upon issuance. The Company has decided to follow the guidance provided by ASU 2018-05 and will leave the one-year measurement period open to evaluate the impact of the Tax Act.

3. INVESTMENTS

The Company invests its available cash primarily in investment grade commercial paper, corporate notes, FDIC guaranteed certificates of deposit, common stock and government securities. The Company’s investments are classified as available-for-sale securities and are carried at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss).

The following table presents the amortized cost and gross unrealized gains and losses on all securities at June 30, 2018:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Short-term investments:
U.S. Treasury securities	$1,499	$—	$—	$1,499
Commercial paper	11,730	$—	(1)	$11,729
Corporate notes / bonds	261	—	—	261
Total short-term investments	$13,490	$—	$(1)	$13,489

The following table presents the amortized cost and gross unrealized gains and losses on all securities at December 31, 2017:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Short-term investments:
Commercial paper	$4,994	$—	$(1)	$4,993
Corporate notes / bonds	1,458	—	—	1,458
Total short-term investments	$6,452	$—	$(1)	$6,451

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

The Company’s fixed income available-for-sale securities consist of high-quality investment grade commercial paper, FDIC guaranteed certificates of deposits, corporate notes and government securities. The Company values these securities based on pricing from pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. The valuation techniques used to measure the fair value of the Company’s financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2018:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash equivalents:
Money market funds	$3,514	$—	$—	$3,514
Investments:
Available-for-sales securities — current:
U.S. Treasury securities	—	1,499	—	1,499
Commercial paper	—	11,729	—	11,729
Corporate notes / bonds	—	261	—	261
Total	$3,514	$13,489	$—	$17,003

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2017:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash equivalents:
Money market funds	$4,575	$—	$—	$4,575
Investments:
Available-for-sales securities — current:
Commercial paper	—	4,993	—	4,993
Corporate notes / bonds	—	1,458	—	1,458
Total	$4,575	$6,451	$—	$11,026

There are no terms or conditions restricting the Company from redeeming any of its investments.

In addition to the debt securities noted above, the Company had approximately $2.5 million and $6.9 million of time deposits included in cash and cash equivalents as of June 30, 2018 and December 31, 2017, respectively.

4. SIGNIFICANT CUSTOMERS

For the three months ended June 30, 2018, the Company had three customers individually that accounted for approximately 21%, 15% and 13% of revenue. For the three months ended June 30, 2017, the Company had three customers individually that accounted for approximately 17%, 12% and 10% of revenue. For the six months ended June 30, 2018, the Company had three customers that accounted for approximately 15%, 15% and 10% of revenue. For the six months ended June 30, 2017, the Company had four customers that accounted for approximately 17%, 13%, 11% and 11% of revenue. No other customer accounted for 10% or more of the Company’s revenues during the three and six months ended June 30, 2018 and 2017.

Customers individually representing more than 10% of trade receivables accounted for approximately 60% and 69% of accounts receivable as of June 30, 2018 and December 31, 2017, respectively.

5. STOCKHOLDERS’ EQUITY

Common shares reserved

As of June 30, 2018, the Company had reserved 130,489 shares of common stock for issuance upon the exercise of outstanding common stock options and vesting of restricted stock units. Also, 286,597 shares of the Company’s common stock were reserved for future grants of stock options and restricted stock units (or other similar equity instruments) under the Rubicon Technology, Inc. 2016 Stock Incentive Plan (the “2016 Plan”) as of June 30, 2018.

Preferred stock

At the Company’s annual meeting of stockholders held on May 10, 2018, the Company’s stockholders approved an amendment to the Company’s Ninth Amended and Restated Certificate of Incorporation (as amended, the “Certificate of Incorporation”) to decrease the Company’s authorized number of shares of preferred stock from 5,000,000 shares to 1,000,000 shares. The Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to decrease the authorized number of preferred shares, consequently reducing the number of total authorized shares from 13,200,000 to 9,200,000.

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

The Company uses the Black-Scholes option pricing model to value stock options. The Company uses a three-year historical stock price average to determine its volatility assumptions. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The expected term is based upon the vesting term of the Company’s options, a review of a peer group of companies, and expected exercise behavior. The forfeiture rate of 24.43% is based on the history of forfeited options. The expense is allocated using the straight-line method. For the three and six months ended June 30, 2018, the Company recorded $13,000 and $30,000, respectively, of stock option compensation expense. For the three and six months ended June 30, 2017, the Company recorded $40,000 and $238,000, respectively, of stock option compensation expense. As of June 30, 2018, the Company had $66,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s stock-based plans that it expects to recognize over a weighted-average period of 1.42 years.

Pursuant to an employment agreement in March 2017, which was subsequently amended on May 12, 2017, the Company granted 30,902 and 59,098 RSUs to a key executive in the six months ended June 30, 2018 and 2017, respectively.

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

The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each RSU. The Company used the following assumptions in determining the fair value of the RSUs:

	Granted
	January 2018	March 2017
Daily expected stock price volatility	4.2806%	4.4237%
Daily expected mean return on equity	(0.2575%)	(0.2226%)
Daily expected dividend yield	0.0%	0.0%
Average daily risk-free interest rate	0.0078%	0.0063%

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

The following table summarizes the activity of the stock incentive and equity plans as of June 30, 2018 and changes during the six months then ended:

	Shares available for grant	Number of options outstanding	Weighted- average option exercise price	Number of restricted stock and board shares issued	Number of restricted stock units outstanding
At January 1, 2018	274,494	125,564	$19.53	97,692	22,384
Granted	(36,953)	—	—	1,878	35,075
Exercised/issued	—	—	—	—	(3,477)
Cancelled/forfeited	49,056	(46,073)	23.94	—	(2,983)
At June 30, 2018	286,597	79,491	$21.84	99,570	50,999

The Company’s aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock. Based on the fair value of the common stock at June 30, 2018 and 2017, there was no intrinsic value for options outstanding.

A summary of the Company’s non-vested options during the six months ended June 30, 2018 is presented below:

	Options	Weighted- average exercise price
Non-vested at January 1, 2018	46,842	$8.26
Granted	—	—
Vested	(250)	11.40
Forfeited	(23,813)	9.07
Non-vested at June 30, 2018	22,779	$7.38

For the three and six months ended June 30, 2018, the Company recorded $115,000 and $206,000, respectively, of RSU expense. For the three and six months ended June 30, 2017, the Company recorded $188,000 and $324,000, respectively, of RSU expense. As of June 30, 2018, there was $52,000 of unrecognized compensation cost related to the non-vested RSUs. This cost is expected to be recognized over a weighted-average period of 0.24 years.

A summary of the Company’s restricted stock units is as follows:

	RSUs outstanding	Weighted average price at time of grant	Aggregate intrinsic value
Non-vested restricted stock units as of January 1, 2018	22,384	$4.65
Granted	35,075	7.89
Vested	(3,477)	7.05
Cancelled	(2,983)	8.88
Non-vested at June 30, 2018	50,999	$6.46	$329,614

For the three and six months ended June 30, 2018, the Company recorded $4,000 and $61,000, respectively, of stock compensation expense related to restricted stock. For the three and six months ended June 30, 2017, the Company recorded $57,000 and $61,000, respectively, of stock compensation expense related to restricted stock.

The Company’s board of directors are compensated partially in cash and partially in restricted stock. As such, for the six months ended June 30, 2018, 1,878 shares of restricted common stock were issued to outside directors.

An analysis of restricted stock issued is as follows:

Non-vested restricted stock as of January 1, 2018	4,904
Granted	1,878
Vested	(4,328)
Non-vested restricted stock as of June 30, 2018	2,454

7. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company experiences routine litigation in the normal course of its business. The management of the Company does not believe any pending litigation, will have a material adverse effect on the financial condition or results of operations of the Company.

8. INCOME TAXES

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”) which, among other provisions, reduced the U.S. corporate tax rate form 35% to 21% effective January 1, 2018. The SEC issued guidance on accounting for the tax effects of the Act. The guidance allows the Company to record provisional amounts for those impacts, with the requirement that the accounting be completed in a period not to exceed one year from the date of enactment. The Company has not completed its accounting for the tax effects of enactment of the Act; however, the Company has made reasonable estimates of the effects on its existing deferred tax balances and the transition tax or deemed repatriation tax. Estimates will true up within the measurement period with the completion of filing of the federal and state tax returns.

The Company is subject to income taxes in the U.S. and Malaysia. On a quarterly basis, the Company assesses the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment, and multiple factors, both positive and negative, are considered. For the period ended June 30, 2018, a valuation allowance has been included in the 2018 forecasted effective tax rate. The Company is in a cumulative loss position for the past three years, which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. Under the accounting standards, objective verifiable evidence is given greater weight than subjective evidence such as the Company’s projections for future growth. Based on an evaluation in accordance with the accounting standards, as of December 31, 2015, a valuation allowance has been recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all available evidence. At June 30, 2018, the Company continues to be in a three-year cumulative loss position, therefore, until an appropriate level of profitability is attained, the Company expects to maintain a full valuation allowance on its U.S. and Malaysia net deferred tax assets. Any U.S. and Malaysia tax benefits or tax expense recorded on the Company’s Consolidated Statement of Operations will be offset with a corresponding valuation allowance until such time that the Company changes its determination related to the realization of deferred tax assets. In the event that the Company changes its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

The tax provision for the six months ended June 30, 2018 is based on an estimated combined statutory effective tax rate. The Company recorded for the three and six months ended June 30, 2018 a tax expense of $6,000 and $13,000, respectively, for an effective tax rate of 3.8% and 10.2%, respectively. For the three and six months ended June 30, 2018, the difference between the Company’s effective tax rate and the U.S. federal 21% statutory rate and state 6.2% (net of federal benefit) statutory rate was primarily related to U.S. and Malaysia valuation allowances, Malaysia foreign tax rate differential, and Malaysia withholding taxes on intercompany loan interest.

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

You should read this Quarterly Report, the documents that we reference in this Quarterly Report and have filed with the SEC as exhibits, and our Annual Report on Form 10-K for the year ended December 31, 2017, with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

Unless otherwise indicated, the terms “Rubicon,” the “Company,” “we,” “us,” and “our” refer to Rubicon Technology, Inc. and our consolidated subsidiaries.

OVERVIEW

We are a vertically integrated, advanced materials provider specializing in monocrystalline sapphire for applications in optical and industrial systems. We use our proprietary crystal growth technology to produce high-quality sapphire products to meet our customers exacting specifications. Historically, we have also provided sapphire products to the LED and mobile device markets, which are the largest markets for sapphire. However, given competitive pressures in those markets, in the fourth quarter of 2016 we announced our decision to limit our focus in the near-term to the optical and industrial sapphire markets and exit the LED market. We believe that we continue to have a reputation as one of the highest quality sapphire producers in the market. We provide optical and industrial sapphire products in various shapes and sizes, including round and rectangular windows and blanks, domes, tubes and rods.

Following the decision in the fourth quarter of 2016 to limit our focus to the optical and industrial sapphire markets and exit the LED market, we developed a plan to close our Malaysia facility, scale down and consolidate remaining operations in the U.S. and sell additional assets that would not be needed for our current business strategy. We evaluated our U.S. and Malaysia asset portfolios and determined we had excess machinery, equipment and facilities assets.

In March 2017, we held auctions at our U.S. and Malaysia properties in an effort to sell excess machinery equipment with mixed results. Since the March 2017 auction, we have sold some additional U.S. and Malaysia equipment, and continue to seek buyers for our remaining unsold U.S. and Malaysia equipment. In May 2018, we held auctions for assets located at each of our U.S. properties, resulting in the sale of a portion of the excess U.S. equipment.

We are actively pursuing the sale or lease of the Batavia, Illinois, manufacturing and office facility. We are also actively trying to sell a parcel of extra land in Batavia and a manufacturing facility in Penang, Malaysia. The timing on the sale or lease of this real estate is difficult to predict.

We operate in a very competitive market. Our ability to expand our optical and industrial business and acceptance of new product offerings is difficult to predict.

In addition, our current optical and industrial sapphire business serves smaller markets than our historical undertakings, therefore, we are actively evaluating the acquisition of profitable companies outside of the sapphire market to utilize our substantial net operating loss carry-forwards.

Historically, a significant portion of our revenue has been derived from sales to relatively few customers. For the three months ended June 30, 2018, we had three customers individually that accounted for approximately 21%, 15% and 13% of revenue. For the three months ended June 30, 2017, we had three customers individually that accounted for approximately 17%, 12% and 10% of revenue. For the six months ended June 30, 2018, we had three customers that accounted for approximately 15%, 15% and 10% of revenue and for the six months ended June 30, 2017, we had four customers that accounted for approximately 17%, 13%, 11% and 11% of revenue. Our principal customers have been defense subcontractors, industrial manufacturers, fabricators and resellers. No other customer accounted for 10% or more of our revenues during the three and six months ended June 30, 2018 and 2017. We expect our sales to continue to be concentrated among a small number of customers. However, we also expect that our significant customers may change from time to time.

We recognize revenue based upon the shipping terms with our customers, and from our government contract as costs and fees are incurred. Delays in product orders or changes to the timing of shipments could cause our quarterly revenue to vary significantly. We sell our products on a global basis, and historically derived a significant portion of our revenue from customers outside of the U.S., with the majority of our sales to the European and Asian markets. Following the decision to limit our focus to the optical and industrial sapphire markets, a major source of our revenue is derived from the North American market. All of our revenue and corresponding accounts receivable are denominated in U.S. dollars.

We manage direct sales from our Bensenville, Illinois offices. Substantially all of our revenue is generated by our direct sales force and we expect this to continue in the future.

We manufacture and ship our products from our facilities in the Chicago metropolitan area. We have an aggregate of approximately 196,400 square feet of manufacturing and office space in Batavia, Franklin Park and Bensenville, Illinois, and a 65,000 square-foot facility in Penang, Malaysia. However, we are no longer operating out of our Batavia facility of 134,400 square feet. Additionally, it is likely that, as of the third quarter of 2018, we will vacate the Franklin Park facility due to expiration of our lease agreement, and will consolidate our operations into our Bensenville facility. The Malaysia and Batavia facilities are currently held for sale. Additional land in Batavia is also held for sale.

Our cost of goods sold consists primarily of manufacturing materials, labor, manufacturing-related overhead, such as utilities, depreciation and rent, provisions for excess and obsolete inventory reserves, idle plant charges, outsourcing costs, freight and warranties. We purchase materials and supplies to support current and future demand for our products. We are subject to variations in the cost of consumables from period to period because we do not have long-term fixed-price agreements with our suppliers. We currently outsource some of our production processes and needs.

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

We account for income taxes under the asset and liability method, whereby the expected future tax consequences of temporary differences between the book value and the tax basis of assets and liabilities are recognized as deferred tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to be recognized. Our analysis of ownership changes that limit the utilization of our net operating loss (“NOL”) carryforwards as of December 31, 2017, shows no impact on such utilization. In order to protect our NOL carryforwards, in December 2017, we implemented a stockholders’ rights plan. We are in a cumulative loss position for the past three years. Based on an evaluation in accordance with the accounting standards, a valuation allowance has been recorded against the net U.S. and Malaysia deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. Until an appropriate level of profitability is attained, we expect to maintain a full valuation allowance on our U.S. and Malaysia net deferred tax assets.

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

RESULTS OF CONSOLIDATED OPERATIONS THREE MONTHS ENDED JUNE 30, 2018 AND 2017

The following table sets forth our consolidated statements of operations for the periods indicated:

	Three months ended June 30,
	2018	2017
	(in millions)
Revenue	$0.8	$1.1
Cost of goods sold	0.9	3.9
Gross loss	(0.1)	(2.8)
Operating expenses:
General and administrative	0.7	1.3
Sales and marketing	0.1	0.2
Research and development	0.1	0.2
(Gain) loss on disposal of assets	(1.1)	0.4
Asset impairment charge	—	0.7
Total operating (income) expenses	(0.2)	2.8
Income (loss) from operations	0.1	(5.6)
Other income	0.1	—
Income (loss) before income taxes	0.2	(5.6)
Income tax expense	—	—
Net income (loss)	$0.2	$(5.6)

The following table sets forth our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Three months ended June 30,
	2018	2017
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	113	369
Gross loss	(13)	(269)
Operating expenses:
General and administrative	87	123
Sales and marketing	13	19
Research and development	13	19
(Gain) loss on disposal of assets	(139)	41
Asset impairment charge	—	64
Total operating (income) expenses	(26)	266
Income (loss) from operations	13	(535)
Other income	13	4
Income (loss) before income taxes	26	(531)
Income tax expense	—	—
Net income (loss)	26%	(531)%

Revenue. Revenue was $801,000 and $1.1 million for the three months ended June 30, 2018 and 2017, respectively, a decrease of $252,000. Due to fluctuations in demand and timing of orders, revenue from optical and industrial sapphire business decreased by $305,000. This was partially offset by the increase in the revenue from our government contract of $53,000.

We operate in an extremely volatile market, so the amount of price or volume change and acceptance of new product offerings are difficult to predict.

Gross loss. Gross loss was $120,000 and $2.8 million for the three months ended June 30, 2018 and 2017, respectively, a decrease in gross loss of $2.7 million. This decrease in gross loss was primarily related to the cost of excess raw material write-down of $2.4 million during the three months ended June 30, 2017. An additional decrease in gross loss was attributable to an increase in pricing and a decrease in production costs of $356,000 due to improved production efficiency. This was partially offset by $130,000 of estimated expenses for the restoration of our leased facilities that we may incur in order to comply with the terms of their respective leases.

General and administrative expenses. General and administrative expenses were $692,000 and $1.3 million for the three months ended June 30, 2018 and 2017, respectively, a decrease of $607,000. The decrease was partially attributable to a reduction in the employee compensation costs of $127,000 on lower headcount. We also recorded lower legal and shareholder relations expenses of $127,000 for the three months ended June 30, 2018. The decrease was related to the SEC compliance counsel cost incurred in the three months ended June 30, 2017. In addition, we experienced a decrease in the administrative office maintenance and connectivity costs of $140,000 on renegotiated contracts, a decrease in the board of directors’ compensation costs of $75,000, a decrease of $68,000 in franchise tax, a decrease in insurance costs of $42,000 on renegotiated contracts and a decrease in audit and tax consulting expense of $28,000 due to appointment of a new audit firm.

Sales and marketing expenses. Sales and marketing expenses were $106,000 and $194,000 for the three months ended June 30, 2018 and 2017, respectively, a decrease of $88,000. The decrease in sales and marketing expenses was attributable to a decrease in employee compensation costs of $105,000 on a lower headcount. This was partially offset by an increase of $17,000 related to the costs of marketing exhibitions and customer development incurred during the three months ended June 30, 2018.

Research and development expenses. Research and development expenses were $42,000 and $195,000 for the three months ended June 30, 2018 and 2017, respectively, a decrease of $153,000. This is attributable primarily to a decrease in employee compensation costs of $146,000 on a lower headcount. Additionally, we experienced a decrease in project expenses and equipment costs of $7,000.

(Gain) loss on disposal of assets. Following the decision to limit our focus to the smaller optical and industrial sapphire markets, we held multiple auctions and completed individual sales of the excess equipment and consumable parts located in the U.S. and Malaysia. As a result of these sales, for the three months ended June 30, 2018, we recorded gain on disposal of assets of $1.1 million, of which $996,000 was attributable to the sale of fully depreciated and previously written down equipment, and $56,000 was attributable to the sale of previously written down consumable parts, small tools and equipment. For the three months ended June 30, 2017, we recorded a loss on disposal of assets of $432,000, which was primarily attributable to the loss on sale of machinery and equipment.

Asset impairment charge. With the scaling down of our U.S. operations, for the three months ended June 30, 2017, we reduced the net book value of certain machinery and equipment and recorded an asset impairment charge of $675,000. We did not record any additional asset impairment expenses for the three months ended June 30, 2018.

Other income. Other income was $64,000 and $41,000 for the three months ended June 30, 2018 and, 2017, respectively, an increase of $23,000. The increase in other income was primarily due to an increase in the interest income of $52,000 on short-term investment securities. This was partially offset by an increase in the realized loss on foreign currency translation of $29,000.

Income tax (benefit) expense. In accordance with ASC740 “Accounting for Income Taxes” (“ASC740”), we evaluate our deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted. At June 30, 2018, we continue to be in a three-year cumulative loss position, therefore, until an appropriate level of profitability is attained, we expect to maintain a valuation allowance on net deferred tax assets related to future U.S. and Malaysia tax benefits and will no longer accrue tax benefits or tax expense on our Consolidated Statement of Operations. The tax provision for the three months ended June 30, 2018 is based on an estimated combined statutory effective tax rate. For the three months ended June 30, 2018, the difference between the Company’s effective tax rate of 3.8% and the U.S. federal 21% statutory rate and state 6.2% (net of federal benefit) statutory rate was primarily related to U.S. and Malaysia valuation allowances, Malaysia foreign tax rate differential and Malaysia withholding taxes on intercompany loan interest.

RESULTS OF CONSOLIDATED OPERATIONS SIX MONTHS ENDED JUNE 30, 2018 AND 2017

The following table sets forth our consolidated statements of operations for the periods indicated:

	Six months ended June 30,
	2018	2017
	(in millions)
Revenue	$1.8	$2.3
Cost of goods sold	1.8	6.7
Gross loss	—	(4.4)
Operating expenses:
General and administrative	1.3	3.1
Sales and marketing	0.2	0.5
Research and development	0.1	0.8
(Gain) loss on disposal of assets	(1.6)	1.2
Asset impairment charge	—	0.7
Total operating expenses	—	6.3
Loss from operations	—	(10.7)
Other income	0.1	0.1
Income (loss) before income taxes	0.1	(10.6)
Income tax expense	—	(0.1)
Net income (loss)	$0.1	$(10.7)

The following table sets forth our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Six months ended June 30,
	2018	2017
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	100	290
Gross profit (loss)	—	(190)
Operating expenses:
General and administrative	72	134
Sales and marketing	11	19
Research and development	6	36
(Gain) loss on disposal of assets	(89)	51
Asset impairment charge	—	29
Total operating expenses	—	269
Loss from operations	—	(459)
Other income	6	2
Income (loss) before income taxes	6	(457)
Income tax expense	—	(3)
Net income (loss)	6%	(460)%

Revenue. Revenue was $1.8 million and $2.3 million for the six months ended June 30, 2018 and 2017, respectively, a decrease of $482,000. Due to fluctuations in demand and timing of orders, revenue from optical and industrial sapphire business decreased by $509,000. This was partially offset by the increase in the revenue from our government contract of $27,000.

We operate in an extremely volatile market, so the amount of price or volume change and acceptance of new product offerings are difficult to predict.

Gross loss. Gross loss was $13,000 and $4.4 million for the six months ended June 30, 2018 and 2017, respectively, a decrease in gross loss of $4.4 million. This decrease in gross loss was primarily related to the cost of excess raw material write-down of $2.4 million and costs of restructuring our operations of $250,000 recorded during the six months ended June 30, 2017. An additional decrease in gross loss was attributable to an increase in pricing and a decrease in production costs of $1.8 million due to improved production efficiency. This was partially offset by $130,000 of estimated expenses for the restoration of our leased facilities that we may incur in order to comply with the terms of their respective leases.

General and administrative expenses. General and administrative expenses were $1.3 million and $3.1 million for the six months ended June 30, 2018 and 2017, respectively, a decrease of $1.8 million. The decrease was partially attributable to a reduction in the employee compensation costs of $660,000 on lower headcount, of which $458,000 of the decrease was related to the employee severance compensation cost recorded for the six months ended June 30, 2017. We also recorded lower legal and shareholders meeting expenses of $475,000 for the six months ended June 30, 2018. The decrease was related to the SEC compliance counsel cost incurred in the six months ended June 30, 2017. In addition, we experienced a decrease in the administrative office maintenance and connectivity costs of $287,000 on renegotiated contracts, a decrease in the board of directors’ compensation costs of $150,000, a decrease of $122,000 in franchise tax and a decrease in insurance costs of $92,000 on renegotiated contracts.

Sales and marketing expenses. Sales and marketing expenses were $225,000 and $438,000 for the six months ended June 30, 2018 and 2017, respectively, a decrease of $213,000. The decrease in sales and marketing expenses was attributable to a decrease in employee compensation costs of $195,000 on a lower headcount, a decrease in marketing services and other costs related to sales and marketing of $18,000.

Research and development expenses. Research and development expenses were $75,000 and $836,000 for the six months ended June 30, 2018 and 2017, respectively, a decrease of $761,000. This is attributable primarily to a decrease in employee compensation costs of $696,000 on a lower headcount, of which $160,000 was related to the employee severance compensation cost recorded for the six months ended June 30, 2017. Additionally, we experienced a decrease in project expenses and equipment costs of $65,000.

(Gain) loss on disposal of assets. Following the decision to limit our focus to the smaller optical and industrial sapphire markets, we have held multiple auctions and completed individual sales of the excess equipment and consumable parts located in the U.S. and Malaysia. As a result of these sales, for the six months ended June 30, 2018, we recorded gain on disposal of assets of $1.6 million, of which $1.2 million was attributable to the sale of fully depreciated and previously written down equipment, and $400,000 was attributable to the sale of previously written down consumable parts, small tools and equipment. For the six months ended June 30, 2017, we recorded loss on disposal of assets of $1.2 million, which was primarily attributable to the loss on sale of machinery and equipment.

Asset impairment charge. With the scaling down of our U.S. operations, for the six months ended June 30, 2017, we reduced the net book value of certain machinery and equipment and recorded an asset impairment charge of $675,000. We did not record any additional asset impairment expenses for the six months ended June 30, 2018.

Other income. Other income was $136,000 and $53,000 for the six months ended June 30, 2018 and, 2017, respectively, an increase of $83,000. The increase in other income was primarily due to an increase in the interest income of $104,000 on short-term investment securities. This was partially offset by an increase in the realized loss on foreign currency translation of $21,000.

Income tax benefit (expense). In accordance with ASC740 “Accounting for Income Taxes” (“ASC740”), we evaluate our deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted. At June 30, 2018, we continue to be in a three-year cumulative loss position, therefore, until an appropriate level of profitability is attained, we expect to maintain a valuation allowance on net deferred tax assets related to future U.S. and Malaysia tax benefits and will no longer accrue tax benefits or tax expense on our Consolidated Statement of Operations. The tax provision for the six months ended June 30, 2018 is based on an estimated combined statutory effective tax rate. For the six months ended June 30, 2018, the difference between the Company’s effective tax rate of 10.2% and the U.S. federal 21% statutory rate and state 6.2% (net of federal benefit) statutory rate was primarily related to U.S. and Malaysia valuation allowances, Malaysia foreign tax rate differential and Malaysia withholding taxes on intercompany loan interest.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations using a combination of issuances of common stock and cash generated from our operations. In addition to this, recently, we have used the funds obtained through selling our excess equipment to fund our operations.

As of June 30, 2018, we had cash and short-term investments totaling $19.5 million, including cash of $2.5 million held in deposits at major banks, $3.5 million invested in money market funds and $13.5 million of short-term investments in commercial paper and corporate notes and bonds.

Cash flows from operating activities

The following table represents the major components of our cash flows from operating activities for the six months ended June 30, 2018 and 2017:

	Six months ended June 30,
	2018	2017
	(in millions)
Net income (loss)	$0.1	$(10.7)
Non-cash items:
Depreciation and amortization	0.2	0.9
Net (gain) loss on disposal of assets	(1.6)	1.2
Asset impairment charge	—	0.7
Stock-based compensation	0.3	0.6

Total non-cash items:	(1.1)	3.4
Working capital:
Accounts receivable	0.2	2.0
Inventories	0.3	3.3
Prepaid expenses and other assets	(0.5)	0.9
Accounts payable	(0.4)	(0.4)
Other accruals	(0.3)	(0.1)
Total working capital items:	(0.7)	5.7
Net cash used in operating activities	$(1.7)	$(1.6)

Cash used in operating activities was $1.7 million for the six months ended June 30, 2018. During such period, we generated a net income of $110,000, including non-cash items of ($1.1) million, and a decrease in cash from net working capital of $675,000. The net working capital cash decrease was primarily driven by an increase in prepaid expenses and other assets of $560,000 due to collections on sales of assets completed after the end of the period. Additionally, we experienced a decrease in accounts payable of $413,000 and a decrease in other accruals of $227,000 on decreased spending. This was partially offset by a decrease of $314,000 in raw materials, work-in-process and consumable parts inventories used in operations, and a decrease in accounts receivable of $211,000 on lower sales volume.

Cash used in operating activities was $1.6 million for the six months ended June 30, 2017. During such period, we generated a net loss of $10.7 million, non-cash expenses of $3.4 million, and an increase in cash from net working capital of $5.7 million. The net working capital decrease was driven by a decrease in inventory of $3.3 million primarily related to a write-downs of excess raw material inventories of $2.4 million, a decrease in accounts receivable of $2.0 million on decreased revenue and collection of a LED customer account, and a decrease in prepaid and other assets of $948,000 on amounts collected on asset sales and a deposit refund. This decrease was partially offset by a decrease in accounts payable and other accruals of $505,000 on timing of payments.

Cash flows from investing activities

The following table represents the major components of our cash flows from investing activities for the six months ended June 30, 2018 and 2017:

	Six months ended June 30,
	2018	2017
	(in millions)
Purchases of investments	$(7.1)	$—
Proceeds from disposal of assets	3.2	1.8
Proceeds from sales of investments	0.1	0.1
Net cash (used in) provided by investing activities	$(3.8)	$1.9

Net cash used in investing activities was $3.8 million for the six months ended June 30, 2018, primarily due to the purchases of investments in commercial paper, corporate notes and bonds and U.S. Treasury securities of $7.1 million. This was partially offset by the proceeds from sales of equipment and other assets of $3.2 million, as the result of the auctions we held and completion of individual sales at our U.S. and Malaysia locations. Additionally, this was offset by the proceeds from sales of investments of $102,000.

Net cash provided by investing activities was $1.9 million for the six months ended June 30, 2017, primarily due to sales of equipment and other assets at our Penang, Malaysia, and Batavia, IL, locations, as the result of our decision to close the Malaysia facility and consolidate our operations in the U.S.

We anticipate our capital expenditures will be kept to a minimum.

Cash flows from financing activities

Net cash used in financing activities was $5,000 and $173,000 for the six months ended June 30, 2018 and 2017, respectively. This was primarily from cash used for taxes on net share settlement of equity awards.

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

Government Contracts

We recognize research and development revenue in the period during which the related costs are incurred over the contractually defined period. In July 2012, we signed a contract with the Air Force Research Laboratory to produce large-area sapphire windows on a cost plus fixed fee basis. The deliverables under the contract included development of machinery and technology to be able to produce large area sapphire windows, prove the concept of growing large windows with that equipment and delivery of large-area sapphire windows. We record research and development revenue on a gross basis as costs are incurred, plus a portion of the fixed fee over a period of time as the obligations (machinery, proof of concept and finished windows) are completed following the input method of measuring progress which recognizes revenue as resources are consumed, labor hours expended and costs are incurred. For the six months ended June 30, 2018 and 2017, $56,000 and $29,000 of revenue was recognized, respectively. To date, we have recorded $4.7 million in revenue and the total value of the contract is $4.7 million. At December 31, 2017, the estimated costs to complete the contract were in excess of the contract value. For the year ended December 31, 2017, we recorded estimated costs expected to be incurred in excess of this contract value of $243,000. No additional adjustments for the excess contract costs were recorded for the six months ended June 30, 2018.

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

In connection with the decision to limit our focus to the optical and industrial sapphire markets and exit the LED market, we developed a plan to close our Malaysia facility, scale down and consolidate remaining operations in the U.S. and sell additional assets that would not be needed. We evaluated our U.S. and Malaysia asset portfolios to identify assets needed for our current business strategy and excess assets that were no longer needed. We determined we had excess machinery, equipment and facilities. Excess U.S. and Malaysia assets were evaluated based on assuming an orderly liquidation plan, which considers economic obsolescence and sales of comparable equipment, as it is our intention to sell these assets. Additionally, we evaluated our U.S. assets continuing to be used in operations using a cost and market approach to determine the current fair value.

As a result, for the year ended December 31, 2017, we recorded an impairment charge of $1.0 million on lower than expected sales prices for certain machinery and equipment held for sale, and identification of assets that will not be needed to support our current operations. Additionally, for the year ended December 31, 2017, we recorded an impairment charge of $4.0 million on our U.S. and Malaysia land and building assets on lower than expected sale price. At June 30, 2018, we reviewed the current fair value of our assets and concluded no adjustments were needed. We will continue to assess our long-lived assets to ensure the carrying amount of these assets is still appropriate given any changes in the asset usage, marketplace and other factors used in determining the current fair value.

In the six months ended June 30, 2018, we completed individual sales and held auctions for assets located at each of our U.S. properties, resulting in the sale of a portion of our excess U.S. equipment and excess consumables, which had a total net book value of $1.5 million. Additionally, in the six months ended June 30, 2018, we completed sales of Malaysia equipment with a total net book value of $131,000. Unsold excess equipment continued to be classified as current assets held for sale at June 30, 2018. Based on these sales, a gain on disposal of assets of $1.6 million was recorded for the six months ended June 30, 2018.

We are actively pursuing the sale or lease of a 134,400 square-foot manufacturing and office facility located in Batavia, Illinois, a parcel of extra land in Batavia and a 65,000 square-foot manufacturing facility in Penang, Malaysia. Although we cannot assure the timing of these sales, as it is our intention to complete these sales within the next twelve-month period, these properties were classified as current assets held for sale at June 30, 2018 and December 31, 2017.

Inventory valuation

We value our inventory at the lower of cost or net realizable value. Net realizable value is determined based on an estimated selling price in the ordinary course of business less reasonably predictable costs of completion and disposal. Raw materials cost is determined using the first-in, first-out method, and work-in-process and finished goods costs are determined on a standard cost basis which includes materials, labor and manufacturing overhead. We establish inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based on customer required specifications. We evaluate the ability to realize the value of our inventory based on a combination of factors, including forecasted sales, estimated current and future market value and changes in customers’ product specifications.

Our method of estimating excess and obsolete inventory has remained consistent for all periods presented. However, if our recognition of excess or obsolete inventory is, or if our estimates of our inventory’s potential utility become, less favorable than currently expected, additional inventory reserves may be required.

We determine our normal operating capacity and record as an expense costs attributable to lower utilization of equipment and staff. For the three and six months ended June 30, 2018, we determined that we were not operating at capacity and recorded costs associated with lower utilization of equipment and staff of $207,000 and $445,000, respectively. For the three and six months ended June 30, 2017, costs associated with lower utilization of equipment and staff were $595,000 and $1.7 million, respectively. It is likely we will incur additional adjustments for lower utilization of our equipment and staff in 2018.

Investments

We invest our available cash primarily in investment grade commercial paper, FDIC guaranteed certificates of deposit, corporate notes, common stock and government securities. Investments classified as available-for-sale securities are carried at fair market value with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Investments in trading securities are reported at fair value, with both realized and unrealized gains and losses recorded in other income (expense), in the Consolidated Statements of Operations. Investments in which we have the ability and intent, if necessary, to liquidate are classified as short-term.

We review our available-for-sale securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When we conclude that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Consolidated Statement of Operations. As of June 30, 2018 and 2017, no impairment was recorded.

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

Pursuant to an employment agreement in March 2017, which was subsequently amended on May 12, 2017, we granted 30,902 and 59,098 RSUs to a key executive in the six months ended June 30, 2018 and 2017, respectively.

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

We allocate stock based compensation costs using a straight-line method, which amortizes the fair value of each award on a straight-line basis over the service period. Based on the variables affecting the valuation of our common stock and the method used for allocating compensation costs, we recognized $297,000 in stock compensation expense during the six months ended June 30, 2018.

All option grants are granted at an exercise price per share equal to the closing market price of our common stock on the day before the date of grant. Therefore, there is no intrinsic value because the exercise price per share of each option was equal to the fair value of the common stock on the date of grant.

Based on the fair value of the common stock at June 30, 2018, there is no aggregate intrinsic value of all stock options exercisable or outstanding.

Income tax valuation allowance

In accordance with ASC 740 “Accounting for Income Taxes” (“ASC 740”), we evaluate our deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted. Evaluating the need for and amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all positive and negative evidence available to determine whether all or some portion of the deferred tax assets will not be realized. A valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50%) that they will not be realized. In general, “realization” refers to the incremental benefit achieved through the reduction in future taxes payable or an increase in future taxes refundable from the deferred tax assets, assuming that the underlying deductible differences and carryforwards are the last items to enter into the determination of future taxable income. In determining our valuation allowance, we consider the source of taxable income including taxable income in prior carryback years, future reversals of existing temporary differences, the required use of tax planning strategies, and future taxable income exclusive of reversing temporary differences and carryforwards. We are in a cumulative loss position for the past three years, which is considered significant negative evidence by the accounting standards that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. The accounting standards attribute greater weight to objective verifiable evidence than to subjective positive evidence, such as our projections for future growth. Based on an evaluation in accordance with the accounting standards, as of June 30, 2018, a valuation allowance has been recorded against the net U.S. and Malaysia deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. Any U.S. and Malaysia tax benefits or tax expense recorded on the Consolidated Statement of Operations will be offset with a corresponding valuation allowance until such time that we change our determination related to the realization of deferred tax assets. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the Consolidated Financial Statements for a discussion of new accounting standards.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For the six months ended June 30, 2018, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 4.	CONTROLS AND PROCEDURES

Management’s evaluation of disclosure controls and procedures

Based on evaluations at June 30, 2018, our chief executive officer and chief financial officer (together, our “certifying officers”), with the participation of the management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting

Our certifying officers have concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Rubicon Technology, Inc.

Date: August 9, 2018	By:	/s/ Timothy E. Brog
Timothy E. Brog
President and Chief Executive Officer

Date: August 9, 2018	By:	/s/ Inga A. Slavutsky
Inga A. Slavutsky
Chief Financial Officer

EXHIBIT INDEX

The Exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Incorporation by Reference

3.1	Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to the registrant’s Registration Statement on Form S-1/A, filed on November 1, 2007 (File No. 333-145880)

3.2	Amendment No. 1 to Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 29, 2011 (File No. 1-33834)

3.3	Amendment No. 2 to Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed on May 4, 2017 (File No. 1-33834)

3.4	Second Amended and Restated Bylaws of Rubicon Technology, Inc.	Filed as Exhibit 3.3 to the registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2016 (File No. 1-33834)

3.5	Certificate of Designations of Series A Junior Participating Preferred Stock of Rubicon Technology, Inc. filed with the Secretary of State of Delaware on December 18, 2017.	Filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed on December 18, 2017 (File No. 1-33834)

3.6	Amendment No. 3 to Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed on May 15, 2018 (File No. 1-33834)

10.1	Executive Employment Agreement by and between Rubicon Technology, Inc. and Inga A. Slavutsky, dated as of June 4, 2018.	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on June 4, 2018 (File No. 1-33834)

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed electronically with this Quarterly Report on Form 10-Q

