Form 10-K
period 2018-12-31
Rubicon Technology, Inc.
filed 2019-03-22
CIK 1410172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, there were 2,368,834 shares of common stock outstanding held by non-affiliates of the registrant, with an aggregate market value of the common stock (based upon the closing price of these shares on the NASDAQ Capital Market) of approximately $18,690,100.

The number of shares of the registrant’s common stock outstanding as of the close of business on March 19, 2019 was 2,735,247.

Documents incorporated by reference:

Portions of the Registrant’s Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K provided, that if such Proxy Statement is not filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed no later than the end of such 120-day period.

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

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Before investing in our common stock, investors should be aware that the occurrence of the risks, uncertainties and events described in the section entitled “Risk Factors” and elsewhere in this Annual Report could have a material adverse effect on our business, results of operations and financial condition. These risks and uncertainties include the adoption of sapphire as a material in new applications, our successful development and the market’s acceptance of new products; our ability to sell certain assets, including those in Malaysia and underutilized assets in the U.S., and the prices we receive therefor; our ability to make effective acquisitions and successfully integrate newly acquired businesses into existing operations; our ability to effectively utilize net operating loss carryforwards; dependence on key customers; our ability to secure new business and retain customers; changes in demand or the average selling prices of sapphire products; the failure to achieve the margins we expect, whether due to our own operations or changes in the market for our products; our ability to successfully qualify our products with customers and potential customers; potential disruptions in our supply of electricity; changes in our product mix; the outcome of the testing of new products and processes or the testing of our existing products for new applications; the failure of third parties performing services for us to do so successfully; our ability to protect our intellectual property rights; the competitive environment; and the cost of compliance with environmental standards. Although we believe that the expectations reflected in the forward-looking statements are reasonable, forward-looking statements are inherently subject to known and unknown risks, including business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report, other than as may be required by applicable law or regulation. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

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

ITEM 1. BUSINESS OVERVIEW

We are a vertically integrated, advanced materials provider specializing in monocrystalline sapphire for applications in optical and industrial systems. We design, assemble and maintain our own proprietary crystal growth furnaces to grow high-purity, low-stress, ultra-low-defect-density sapphire crystals. We use our proprietary crystal growth technology to produce high-quality sapphire products to meet our customers’ exacting specifications. Sapphire is a desirable material for high-performance applications due to its hardness and strength, transparency in the visible and infrared spectrum, thermal conductivity, thermal shock resistance, abrasion resistance, high melting point and chemical inertness. As a result, it is ideally suited for extreme environments in a range of industries where material durability is just as important as optical clarity. We believe that we continue to have a reputation as one of the highest quality sapphire producers in the market. We provide optical and industrial sapphire products in various shapes and sizes, including round and rectangular windows and blanks, domes, tubes and rods.

Historically, we have also provided sapphire products to the LED and mobile device markets, which are the largest markets for sapphire. However, given competitive pressures in those markets, in the fourth quarter of 2016 we announced our decision to limit our focus to the optical and industrial sapphire markets and exit the LED market. Following this decision, we developed a plan to close our Malaysia facility and scale down and consolidate our remaining operations in the U.S. In 2017 and 2018, we completed individual sales and held auctions for assets located in Malaysia and at each of our U.S. properties, resulting in the sale of certain of our excess equipment and consumable assets. We continue to seek buyers for a few pieces of our remaining unsold Malaysia equipment. In September 2018, we completed the sale of our manufacturing and office facility located in Batavia, Illinois. We are pursuing the sale of our parcel of land in Batavia, Illinois, and the sale or lease of our 65,000 square-foot manufacturing facility in Penang, Malaysia. The timing on the sale or lease of this real estate is difficult to predict.

We manage direct sales, grow and fabricate sapphire parts and ship from our Bensenville, Illinois, facility. Previously, we leased this property, and it served as the headquarters of our operations and one of our growth facilities. In the third quarter of 2018, we vacated our leased Franklin Park, Illinois, facility due to the expiration of our lease. In September 2018, we completed the purchase of our Bensenville property and consolidated all of our operations into this facility.

We operate in a very competitive market. Our ability to expand our optical and industrial business and the acceptance of new product offerings are difficult to predict. Our total sales backlog was approximately $1.2 million and $470,000 as of February 28, 2019 and 2018, respectively.

In addition, since our optical and industrial sapphire business serves smaller markets than our historical undertakings, we are actively evaluating the acquisition of profitable companies outside of the sapphire market in order to utilize our substantial net operating loss (“NOL”) tax carryforwards.

We are a Delaware corporation incorporated on February 7, 2001. Our common stock is listed on the NASDAQ Capital Market under the ticker symbol “RBCN.”

INDUSTRY OVERVIEW

Sapphire is utilized in optical and industrial applications. It is used for windows and optics for aerospace, sensor, medical, semiconductor, instrumentation, electronics and laser applications due to its wide-band transmission, superior strength, chemical and scratch resistance and high strength-to-weight ratio. Sapphire’s physical and optical properties also make it very well suited for defense applications such as electro-optical and sensor suite windows for military fighter jets, helicopters, unmanned air vehicles and ships, forward-looking infrared windows for commercial and business aircrafts, as well as missile domes, submarine windows and components and transparent armor for military vehicles. We believe that these markets may be growing as new applications for sapphire emerge for larger size and higher quality sapphire components.

TECHNOLOGY

Our proprietary crystal growth technique, which we refer to as ES2, produces high-quality sapphire crystals for use in our sapphire products. ES2 is derived from the standard Kyropoulos method of crystal growth. We developed this technique with the goal of establishing greater control over the crystal growth process while maintaining minimal temperature variations. Unlike other techniques, during the ES2 technique, the growing sapphire crystal exists in an unconstrained, low-stress environment inside a closed growth chamber. The closed system allows for enhanced control of the melt, resulting in a higher quality of crystals. The temperature gradient between the melt and the crystal in the ES2 technique is significantly lower than in other crystal growth techniques. We believe that these aspects of the ES2 technique enable us to grow crystals that have a significantly lower dislocation density, higher crystal purity and greater uniformity than sapphire crystals grown using other techniques. The ES2 technique provides an inherent annealing process once the crystal is fully grown. This thermal annealing is an integral means of relieving stress in the crystal during the ES2 process. We have demonstrated the ability to readily scale our ES2 technology in a production environment while maintaining high crystal quality even as crystal boule size is increased.

Our furnace environments are controlled by closed-loop control systems and the overall crystal growth process is run with minimal operator intervention. A single operator can supervise the control of multiple ES2 furnaces simultaneously, which reduces costs.

We have now completed crystal growth development for our Large Area Net-Shaped Crystal Extraction (“LANCE”) technology, which is a technology designed to produce very large, thick sapphire windows. This technology was developed with government funding under a contract with the Air Force Research Laboratory. We have completed the growth of the window blank deliverables on this project, including the largest size sapphire window in the world at 36 x 18 x 0.8 inch dimensions. The project was completed in 2018. We will continue to refine the process to improve yield; however, our main focus now is the development of the market for these larger windows. The product has been displayed at trade shows and has attracted interest both from military and industrial product developers. In addition, we are exploring other potential strategies to maximize the value of the LANCE technology.

PRODUCTS

We believe the developing optical and industrial markets require large-diameter sapphire products, high-quality sapphire and ultra-thin double-side polished windows and wafers which may be beyond the capability of many sapphire suppliers. In addition, military and defense applications often require a U.S.-based source for their parts. We believe we continue to have a reputation for producing the highest quality optical-grade sapphire. We also have the ability to maintain the same high quality in crystals of very large sizes, to support a strong and developing U.S. customer base, and to provide very high performance ultra-thin double-side polished sapphire products, which we believe positions us well in the optical, laser, and epitaxial growth markets.

We provide optical and industrial sapphire products in various shapes and sizes, including round and rectangular windows and blanks, domes, tubes and rods. These optical sapphire products are qualified and used in equipment for a wide variety of end markets and high performance applications, including defense and aerospace, specialty lighting, instrumentation, sensors and detectors, semiconductor process equipment, electronic substrates, medical and laser applications.

We believe we offer the industry’s largest sapphire windows and highest quality, ultra-thin, double-side polished windows and substrates. Our product lines include very thin, double-side polished windows as thin as 300 microns for 6” optical diameter substrates, and also very large-area blanks and polished windows. We offer round C-plane sapphire windows up to 11” in diameter and A-plane windows up to 18” in diameter with UV grade windows up to 13.5” in diameter. We also have produced sapphire window blanks at 36” x 18” x 0.8” dimensions.

RESEARCH AND DEVELOPMENT

In 2018 and 2017, our research and development (“R&D”) expenses totaled $122,000 and $962,000, respectively. The scope of R&D projects has been reduced, and we expect R&D expenses to be lower in 2019.

MANUFACTURING

The process of growing crystal begins by heating the raw material, aluminum oxide, until it reaches an ideal temperature above its melting point. This ideal temperature is essential for our process because it allows us to produce high-purity crystals with very low defect rates. Following the heating, a seed rod is inserted in the melted material as the material is being cooled to crystallize into a boule. Following the growth process, each boule is rigorously inspected by using polarized lighting and magnification to find imperfections, such as bubbles, dislocations and granular deposits within the crystal. We then drill the resulting boules into cylindrical cores using our custom high-precision crystal orientation equipment and proprietary processes. For some of our parts, the cores are then finished through an outsourcing model using trusted partners.

We are dedicated to quality assurance throughout our entire operation. We employ detailed material traceability from raw material to finished product. Our quality system is certified as ISO9001:2000.

All of our long-lived assets are located in the U.S. and Malaysia. While there are long-lived assets in Malaysia, we are attempting to sell them, as that facility is shut down and is not an active part of our operations. For more information see Note 2 – Segment Information to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

CUSTOMERS

Our principal customers have been defense subcontractors, industrial manufacturers, fabricators and resellers. A substantial portion of our sales have been to a small number of customers. In 2018, our top three customers (each greater than 10% of our revenues) accounted for, in the aggregate, approximately 44% of our revenue and in 2017, the top two customers accounted for approximately 31% of our revenue. Although we are attempting to diversify and expand our customer base, we expect our sales to continue to be concentrated among a small number of customers. However, we also expect that our significant customers may change from time to time. No other customer accounted for 10% or more of our revenues during 2018 or 2017.

INTELLECTUAL PROPERTY

We rely primarily upon a combination of know-how, patents, trade secret laws and non-disclosure agreements with employees, customers and potential customers to protect our intellectual property. However, we believe that factors such as the technological and innovative abilities of our personnel, the success of our ongoing product development efforts and our efforts to maintain trade secret protection are more important than patents in maintaining our competitive position.

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

We have several competitors that compete directly with us. We believe that the key competitive factors in our markets are:

●	consistently producing high-quality products in the desired size, orientation and finish;

●	pricing;

●	producing large-format high-quality crystal for certain applications;

●	providing U.S.-based source of sapphire for military applications; and

●	financial stability of a company.

We believe the developing optical and industrial markets require cost effective high-quality sapphire, large-diameter sapphire products and ultra-thin double-side polished windows and wafers, which we have the capabilities to provide while certain other sapphire producers may not. In addition, defense applications often require a U.S.-based source for sapphire. We believe we continue to have a reputation for producing the highest quality sapphire in the market. We believe this positions us well with competitive advantages in the markets for optical and industrial sapphire.

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

EMPLOYEES

As of December 31, 2018, we had 15 full-time employees and one part-time consultant, of which 10 employees worked in technology and operations. None of our employees are represented by a labor union. We consider our employee relations to be good.

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

We have incurred significant losses in prior periods and may incur significant losses in the future. These losses may have an adverse effect on our ability to attract new customers or retain existing customers. We have incurred net losses of $17.8 million, $62.9 million and $77.8 million in 2017, 2016 and 2015, respectively. Although we have recorded net income of $963,000 in 2018, there can be no assurance that we will have sufficient revenue to achieve profitability in future periods.

We are exploring, evaluating and have begun implementing certain strategic alternatives with a goal of providing greater value to our stockholders. There can be no assurance that we will be successful in identifying additional strategic alternatives or implementing any strategic alternative, or that any strategic alternative will yield additional value for stockholders.

Our management and Board of Directors are continuing to review strategic alternatives with a goal of providing greater value to our stockholders. These alternatives could result in, among other things, modifying or eliminating certain of our operations, selling material assets, seeking additional financing, selling the business, making investments, effecting a merger, consolidation or other business combination, partnering or other collaboration agreements, or potential acquisitions or recapitalizations, in one or more transactions. In connection with the Board of Directors’ continuing review of alternatives, in 2016, the Board of Directors determined to exit the LED and mobile device markets, scale down and consolidate remaining operations in the U.S. and limit our focus on the optical and industrial sapphire markets. There is no assurance that we will be able to successfully expand our optical and industrial sapphire business or that we will obtain market acceptance for any new product offerings in these markets.

Pursuant to our decision to scale down and consolidate our operations in the U.S., in September 2018, we completed the sale of our manufacturing and office facility located in Batavia, Illinois. Additionally, during 2017 and 2018, we sold certain of our excess equipment located in the U. S. and Malaysia and we are continuing our efforts to sell remaining excess equipment. There is no assurance that we will be able to sell any additional excess equipment at prices favorable to us, or at all. Our Batavia, Illinois, parcel of land remains for sale and our Malaysia land and facility remain for sale or lease. There is no assurance that we will be able to sell or lease any land or facilities at prices favorable to us.

There can be no assurance that our continued exploration of strategic alternatives will result in the identification of additional alternatives or that any transaction will be consummated. The process of exploring strategic alternatives may be costly and may be time consuming, distracting to management and disruptive to our business operations. If we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We also cannot provide assurance that any potential transaction, investment or other alternative identified, evaluated and consummated, will provide greater value to our stockholders than that reflected in the current stock price. Any potential transaction or investment would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends and the availability of financing to us on reasonable terms.

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

We may require additional capital to fund operations, capital expenditures and the introduction of new products or the acquisition of other businesses. We may finance future cash needs through public or private equity offerings, debt financings, corporate collaborations or licensing arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our acquisition opportunities. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through corporate collaborations or licensing arrangements, it may be necessary to relinquish some rights to our technologies or our new products, or grant licenses on terms that may not be favorable to us. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. Introducing newly developed products to the market often requires investment before revenue is generated from those products. We currently have no commitments or arrangements for any additional financing to fund our product research and development programs. However, we may need to raise substantial additional capital in the future to complete the development and commercialization of our new products or to acquire new businesses or technology.

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

Historically, our industry has experienced volatility in product demand and pricing. However, in the last five years, the sales prices for our sapphire products have trended downward due to an over-supply of products in the market. In some countries, government programs support sapphire producers who would otherwise be unprofitable; in such circumstances, sapphire may be sold at prices below cost for an extended period of time, depressing market prices, to the detriment of our gross margins. This has had a significant adverse impact on our profitability and our results of operations. Moreover, changes in average selling prices of our products as a result of competitive pricing pressures increased sales discounts and new product introductions by our competitors could have a significant impact on our profitability. Although we attempt to optimize our product mix, introduce new products, reduce manufacturing costs and pass along certain increases in costs to our customers in order to lessen the effect of decreases in selling prices, we may not be able to successfully do so in a timely manner or at all, and our results of operations and business may be harmed.

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

Historically, we have earned, and believe that in the future we will continue to earn, a substantial portion of our revenue from a small number of customers. In 2018 our top three customers accounted for, in the aggregate, approximately 44% of our revenue and in 2017 our top two customers accounted for approximately 31% of our revenue. If we were to lose one of our major customers or have a major customer significantly reduce its volume of business with us, our revenues and profitability would be materially reduced unless we are able to replace such demand with other orders promptly. We expect to continue to be dependent on our major customers, the number and identity of which may change from period to period.

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

Our future success is dependent on the continued services and contributions of our senior management who must work together effectively in order to design and produce our products, expand our business, increase our revenue and improve our operating results. The loss of services of our senior management for any reason could adversely affect our business, operating results and financial condition.

We are subject to risks from international sales that may harm our operating results.

In 2018 and 2017, revenue from international sales for our optical and industrial markets products was approximately 30% and 37%, respectively, of our total optical and industrial markets revenue. We expect that revenue from international sales will continue to be a portion of our total revenue for the foreseeable future. Our international sales are subject to a variety of additional risks, including risks arising from:

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

Our future success will depend on our ability to anticipate and effectively manage these and other risks associated with our international sales. Our failure to manage any of these risks could harm our business, operating results and financial condition.

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

Our operations are concentrated in one facility, and the unavailability of this facility could harm our business.

Our manufacturing, research and development, sales and marketing, and administrative activities are concentrated in one facility located in Bensenville, Illinois. Going forward, this will be our sole operating facility. Should a casualty, natural disaster, inclement weather, an outbreak of disease, power loss, an act of terrorism or similar event affect the Chicagoland area, our operations could be significantly impacted. We may not be able to replicate the manufacturing capacity and other operations of our Bensenville facility or such replication could take significant time and resources to accomplish. The disruption from such an event could adversely affect or interrupt entirely our ability to conduct our business.

We are dependent on information technology, and disruptions, failures or security breaches of our information technology infrastructure could have a material adverse effect on our operations. In addition, increased information technology security threats and more sophisticated computer crime pose a risk to our systems, networks, products and services.

We rely on information technology networks and systems, including the Internet and cloud services, many of which are managed by third parties, to securely process, transmit and store electronic information of financial, marketing, legal and regulatory nature to manage our business processes and activities. Although we have implemented enhanced controls around our information technology systems, these systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases, power outages, hardware failures, telecommunication failures, user errors, natural disasters, terrorist attacks or other catastrophic events. If any of our significant information technology systems suffer severe damage, disruption or shutdown, and our disaster recovery and business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results, or our operations may be disrupted, exposing us to performance failures with customers. In addition, cybersecurity threats, such as computer viruses, attacks by computer hackers or other cybersecurity threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. There can be no assurance that our security controls and safeguard measures taken to improve our cybersecurity protection will be sufficient to mitigate all potential risks to our systems, networks and data. Potential consequences of a cybersecurity attack include disruption to systems, corruption of data, unauthorized release of confidential or otherwise protected information, reputational damage, litigation with third parties. The amount of insurance coverage we maintain may be inadequate to cover claims or liabilities related to a cybersecurity attack.

Our U.S. NOL carryforwards may expire or could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code (“IRC”) or if changes are made to the IRC.

We have significant U.S. NOL carryforwards. Under federal tax laws, we can carry forward and use our NOLs to reduce our future U.S. taxable income and tax liabilities until such NOL carryforwards expire in accordance with the IRC of 1986, as amended. Our NOL carryforwards provide a benefit to us, if fully utilized, of significant future tax savings. However, our ability to use these tax benefits in future years will depend upon the amount of our federal and state taxable income. If we do not have sufficient federal and state income in future years to use the benefits before they expire, we will permanently lose the benefit of the NOL carryforwards. Our ability to use the tax benefits associated with our NOL carryforwards is dependent upon our generation of future taxable profits and our ability to successfully identify and consummate suitable acquisitions or investment opportunities.

Additionally, Section 382 and Section 383 of the IRC provide an annual limitation on our ability to utilize our NOL carryforwards, as well as certain built-in losses, against the future U.S. taxable income in the event of a change in ownership, as defined under the IRC. While we have implemented a stockholder’s right plan to protect our NOL carryforwards, there is no assurance that we will not experience a change in ownership in the future as a result of changes in our stock ownership, and any such subsequent changes in ownership for purposes of the IRC could further limit our ability to use our NOL carryforwards.

Under the recently enacted Tax Cut and Jobs Act, U.S. NOLs generated on or after January 1, 2018, could be limited to 80% of taxable income. If other changes were made to the IRC, they could impact our ability to utilize our NOLs. Accordingly, any such occurrences could adversely affect our financial condition, operating results and cash flows.

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

Our executive, research and development, growth and manufacturing functions are located in our Bensenville, Illinois, 30,000 square-foot facility that we purchased in September 2018. Previously, we leased this property, and it served as the headquarters of our operations and one of our growth facilities. In the third quarter of 2018, we vacated our leased Franklin Park, Illinois, facility due to the expiration of our lease. In September 2018, we completed the purchase of our Bensenville property and consolidated all of our operations into this facility.

In addition, we own a parcel of land in Batavia, Illinois, which was acquired in 2012 for future expansion, and a 65,000 square-foot facility in Penang, Malaysia, previously used for manufacturing operations. Both of these properties are currently available for sale or lease and being marketed.

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

In October 2018, we received a summons from Bartmann, Perales & Dolter, LLC, the former lessor of the Franklin Park, Illinois, property we leased previously, alleging that we owe $175,000 in overdue rent payments, property taxes and restoration costs. We intend to vigorously defend against these allegations and have asserted a counterclaim pursuant to the terms of the lease agreement for reimbursement of costs and expenses to maintain the condition and repair for said property.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Capital Market under the symbol “RBCN”. The following table sets forth the high and low sales prices for our common stock as reported on the NASDAQ for the periods indicated:

	High	Low
Fiscal year ended December 31, 2018
First Quarter	$8.39	$6.95
Second Quarter	$8.06	$6.76
Third Quarter	$9.46	$7.80
Fourth Quarter	$9.12	$7.24

	High	Low
Fiscal year ended December 31, 2017
First Quarter	$9.60	$4.90
Second Quarter	$10.45	$6.40
Third Quarter	$9.41	$6.71
Fourth Quarter	$9.05	$7.51

Holders

As of March 6, 2019, our common stock was held by approximately 19 stockholders of record and there were 2,735,247 shares of our common stock outstanding.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain future earnings to finance the growth and development of our business and we do not anticipate declaring or paying any cash dividends in the foreseeable future. The declaration, payment and amount of any future dividends will be made at the discretion of our Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA

Disclosure under this item is not required as the registrant is a smaller reporting company.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In November 2018, our Board of Directors authorized a program to repurchase up to $3 million of our common stock. Our share repurchase program does not obligate us to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions. The timing, price and volume of repurchases will be based upon market conditions, relevant securities laws and other factors. The stock repurchase program expires on November 19, 2021, and may be terminated at any time.

Share repurchase activity during the year ended December 31, 2018, was as follows:

Periods	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (in thousands)
December 1, 2018, to December 31, 2018	8,457	$7.69	8,457	2,935
Total	8,457			$2,935

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We are a vertically integrated, advanced materials provider specializing in monocrystalline sapphire for applications in optical and industrial systems. We design, assemble and maintain our own proprietary crystal growth furnaces to grow high-purity, low-stress, ultra-low-defect-density sapphire crystals. We use our proprietary crystal growth technology to produce high-quality sapphire products to meet our customers’ exacting specifications. Sapphire is a desirable material for high-performance applications due to its hardness and strength, transparency in the visible and infrared spectrum, thermal conductivity, thermal shock resistance, abrasion resistance, high melting point and chemical inertness. As a result, it is ideally suited for extreme environments in a range of industries where material durability is just as important as optical clarity. We believe that we continue to have a reputation as one of the highest quality sapphire producers in the market. We provide optical and industrial sapphire products in various shapes and sizes, including round and rectangular windows and blanks, domes, tubes and rods.

Historically, we have also provided sapphire products to the LED and mobile device markets, which are the largest markets for sapphire. However, given competitive pressures in those markets, in the fourth quarter of 2016 we announced our decision to limit our focus to the optical and industrial sapphire markets and exit the LED market. Following this decision, we developed a plan to close our Malaysia facility, and scale down and consolidate our remaining operations in the U.S. In 2017 and 2018, we completed individual sales and held auctions for assets located in Malaysia and at each of our U.S. properties, resulting in the sale of certain of our excess equipment and consumable assets. We continue to seek buyers for a few pieces of our remaining unsold Malaysia equipment. In September 2018, we completed the sale of our manufacturing and office facility located in Batavia, Illinois. We are pursuing the sale of our parcel of land in Batavia, Illinois, and the sale or lease of our 65,000 square-foot manufacturing facility in Penang, Malaysia. The timing on the sale or lease of this real estate is difficult to predict.

We manage direct sales, grow and fabricate sapphire parts and ship from our facility located in Bensenville, Illinois. Previously, we leased this property, and it served as the headquarters of our operations and one of our growth facilities. In the third quarter of 2018, we vacated our leased Franklin Park, Illinois, facility due to the expiration of our lease. In September 2018, we completed the purchase of our Bensenville property and consolidated all of our operations into this facility.

We operate in a very competitive market. Our ability to expand our optical and industrial business and acceptance of new product offerings are difficult to predict.

In addition, our current optical and industrial sapphire business serves smaller markets than our historical undertakings, therefore, we are actively evaluating the acquisition of profitable companies outside of the sapphire market to utilize our substantial NOL carryforwards.

Historically, a significant portion of our revenue has been derived from sales to relatively few customers. For the year ended December 31, 2018, we had three customers individually that accounted for approximately 18%, 16% and 10% of revenue. For the year ended December 31, 2017, we had two customers individually that accounted for approximately 18% and 13% of revenue. Our principal customers have been defense subcontractors, industrial manufacturers, fabricators and resellers. No other customer individually accounted for 10% or more of our revenues during the years ended December 31, 2018 and 2017. We expect our sales to continue to be concentrated among a small number of customers. However, we also expect that our significant customers may change from time to time.

We sell our products on a global basis and historically derived a significant portion of our revenue from customers outside of the U.S., with the majority of our sales to the Asian and European markets. Following the decision to limit our focus to the optical and industrial sapphire markets, a major source of our revenue is derived from the North American market. For the year ended December 31, 2018, the North American and Asian markets accounted for 87% and 12% of our revenue, respectively. For the year ended December 31, 2017, the North American and Asian markets accounted for 80% and 19% of our revenue, respectively. All of our revenue and corresponding accounts receivable are denominated in U.S. dollars. Substantially all of our revenue is generated by our direct sales force and we expect this to continue in the future. For more information about our revenues by country, see Note 2 – Segment Information of our Consolidated Financial Statements included in this Annual Report on Form 10-K. For a discussion of risks associated with our international sales see the risk factor captioned “We are subject to risks from international sales that may harm our operating results” under Item 1A “Risk Factors”.

Financial operations

Revenue. Our revenue consists of sales of optical and industrial sapphire products sold as blanks or polished windows. Products are made to varying specifications, such as crystal planar orientations and thicknesses. With the focus on smaller optical and industrial markets and the consolidation of our operations in the U.S., we expect in future periods our revenue will continue to be primarily from the sale of optical materials. Our R&D revenue in recent years has been related to LANCE, our large rectangular window development project which was completed in 2018. As a result, our R&D revenue, as a percentage of total revenue, was lower in 2018. We recognize revenue once the performance obligation is satisfied, when the product is manufactured to the customer’s specification and, based upon shipping terms, title, control of the product and risk of loss transfer to the customer. Research and development revenue from our government contract is recognized as related costs and fees are incurred. Delays in product orders or changes to the timing of shipments could cause our quarterly revenue to vary significantly. All of our revenue and corresponding accounts receivable are denominated in U.S. dollars. Substantially all of our revenue is generated by our direct sales force and we expect this to continue in the future.

Cost of goods sold. Our cost of goods sold consists primarily of manufacturing materials, labor, manufacturing-related overhead such as utilities, depreciation, rent, provisions for excess and obsolete inventory reserves, idle plant charges, outsourcing costs, freight and warranties. We purchase materials and supplies to support current and future demand for our products. We are subject to variations in the cost of consumable assets from period to period because we do not have long-term fixed-price agreements with our suppliers. We currently outsource some of our production processes and needs.

Gross profit (loss). Our gross profit (loss) has been and will continue to be affected by a variety of factors, including average sales prices of our products, product mix, our ability to reduce manufacturing costs, idle plant charges and fluctuations in the costs of electricity, production supplies and other manufacturing overhead costs.

General and administrative expenses. General and administrative expenses (“G&A”) consist primarily of compensation and associated costs for employees in finance, information technology and administrative activities, charges for accounting, legal services, insurance and stock-based compensation.

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

(Gain) loss on sale or disposal of assets. (Gain) loss on sale or disposal of assets represents the difference between the amount of proceeds from sale of our property, equipment and consumable assets and their respective net book values. When the amount of proceeds exceeds the net book value of an underlying asset, we record this favorable variance as a gain on sale or disposal of assets. Alternatively, when the net book value of an asset exceeds the amount of proceeds recovered from sale or disposal of this asset, such unfavorable variance is recorded as a loss on sale or disposal of assets.

Other income (expense). Other income (expense) consists of interest income and gains and losses on investments and currency translation.

Provision for income tax.  We account for income taxes under the asset and liability method whereby the expected future tax consequences of temporary differences between the book value and the tax basis of assets and liabilities are recognized as deferred tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to be recognized. Our analysis of ownership changes that limit the utilization of our NOL carryforwards as of December 31, 2018, shows no impact on such utilization. We are in a cumulative loss position for the past three years which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. Based on an evaluation in accordance with the accounting standards, as of December 31, 2018 and 2017, a valuation allowance has been recorded against the net U.S. and Malaysia deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. Until an appropriate level of sustained profitability is attained, we expect to maintain a full valuation allowance on our U.S. and Malaysia net deferred tax assets. Any U.S. and Malaysia tax benefits or tax expense recorded on the Consolidated Statement of Operations will be offset with the corresponding adjustment from the use of the NOL carryforward asset which currently has a full valuation allowance. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

Stock-based compensation. The majority of our stock-based compensation relates primarily to our Board of Directors and administrative personnel and is accounted for as a G&A expense. For the years ended December 31, 2018 and 2017, our stock-based compensation expense was $381,000 and $897,000, respectively.

RESULTS OF OPERATIONS

The following table sets forth our statements of operations for the periods indicated:

	Year ended December 31,
	2018	2017
	(in millions)

Revenue	$3.9	$5.0
Cost of goods sold	3.9	10.5
Gross profit (loss)	—	(5.5)
Operating expenses:
General and administrative	2.2	4.5
Sales and marketing	0.4	0.8
Research and development	0.1	1.0
Long-lived asset impairment charge	—	5.0
(Gain) loss on sale or disposal of assets	(3.4)	1.1
Total operating (income) expenses	(0.7)	12.4
Income (loss) from operations	0.7	(17.9)
Other income	0.3	0.2
Income (loss) before income taxes	1.0	(17.7)
Income tax expense	—	(0.1)
Net income (loss)	$1.0	$(17.8)

The following table sets forth our statements of operations as a percentage of total revenue for the periods indicated:

	Year ended December 31,
	2018	2017

Revenue	100%	100%
Cost of goods sold	100	210
Gross profit (loss)	—	(110)
Operating expenses:
General and administrative	56	90
Sales and marketing	10	16
Research and development	3	20
Long-lived asset impairment charge	-	100
(Gain) loss on sale or disposal of assets	(87)	22
Total operating (income) expenses	(18)	248
Income (loss) from operations	18	(358)
Other income	8	4
Income (loss) before income taxes	26	(354)
Income tax expense	—	(2)
Net income (loss)	26%	(356%)

Comparison of years ended December 31, 2018 and 2017

Revenue. Revenue was $3.9 million for the year ended December 31, 2018, and $5.0 million for the year ended December 31, 2017, a decrease of $1.1 million. Revenue from our optical and industrial sapphire business decreased by $828,000 due to an increased emphasis on limiting our sales to profitable orders in 2018, fluctuations in demand and timing of orders. Additionally, as we have completed our government contract, the total revenue attributable to this contract recorded in the year ended December 31, 2018, amounted to $56,000, which resulted in a decrease in such revenue of $338,000 from the year ended December 31, 2017.

Gross profit (loss). Gross profit was $16,000 for the year ended December 31, 2018 and gross loss was $5.5 million for the year ended December 31, 2017, a difference of $5.5 million. This decrease in gross loss was primarily related to the cost of write-down of excess raw material, crystal boule and core inventories and consumable assets of $3.0 million recorded during the year ended December 31, 2017. For the year ended December 31, 2018, we experienced a decrease in gross loss due to an increase in pricing and a decrease in production costs of $2.4 million, as a result of improved production efficiency. Additionally, we recorded lower costs incurred in connection with our consolidation of operations and moving of manufacturing equipment of $191,000. This was partially offset by $66,000 of estimated expenses for the restoration of our leased facilities that we may incur in order to comply with the terms of their respective leases.

General and administrative expenses. G&A expenses were $2.2 million and $4.5 million for the years ended December 31, 2018 and 2017, respectively, a decrease of $2.3 million. The decrease was partially attributable to a reduction in employee compensation costs of $852,000 on a lower headcount, of which $93,000 of the decrease was related to a lower executive stock grant compensation and $458,000 was related to the employee severance compensation cost recorded for the year ended December 31, 2017. We also recorded lower legal and stockholders meeting expenses of $560,000 for the year ended December 31, 2018. This decrease was related to the SEC compliance counsel cost incurred in the year ended December 31, 2017. In addition, we experienced a decrease in the administrative office maintenance and connectivity costs of $340,000 on renegotiated contracts, a decrease in the board of directors’ compensation costs of $260,000 and a decrease in insurance costs of $121,000 on renegotiated policy contracts. We also recorded lower audit and tax consulting expense of $127,000.

Sales and marketing expenses. Sales and marketing expenses were $376,000 and $775,000 for the years ended December 31, 2018 and 2017, respectively, a decrease of $399,000. The decrease in sales and marketing expenses was primarily attributable to a decrease in employee compensation costs of $367,000 on lower headcount and a decrease in travel and other costs related to sales and marketing of $32,000.

Research and development expenses. R&D expenses were $122,000 and $962,000 for the years ended December 31, 2018 and 2017, respectively, a decrease of $840,000. The decrease in research and development expenses was attributable to a decrease in employee compensation costs of $738,000 on a lower headcount and a decrease in project and equipment costs and other related expenses of $102,000.

(Gain) loss on sale or disposal of assets. Following the decision in 2016 to limit our focus to the smaller optical and industrial sapphire markets, we have held multiple auctions and completed individual sales of a significant amount of the excess equipment and consumable assets located in the U.S. and Malaysia. As a result of these sales, for the year ended December 31, 2018, we recorded gain on sale or disposal of assets of $3.4 million, of which $2.5 million was attributable to the sale of fully depreciated and previously written down equipment, and $380,000 was attributable to the sale of previously written down consumable assets, small tools and equipment. Additionally, in the third quarter of 2018, we completed the sale of our manufacturing and office facility located in Batavia, Illinois, which had a net book value of $5.9 million. The net proceeds for the property were approximately $6.4 million, and we recorded a gain on sale of this asset of $504,000.

For the year ended December 31, 2017, we recorded a loss on sale or disposal of assets of $1.1 million, which was primarily attributable to the loss on the sale of machinery and equipment.

Long-lived asset impairment charges. With the scaling down of our U.S. operations, for the year ended December 31, 2017, we reduced the net book value of certain U.S. and Malaysia machinery and equipment and recorded an asset impairment charge of $1.0 million on lower than expected sales prices for assets held for sale and identification of additional assets that will not be needed to support current operations. Additionally, for the year ended December 31, 2017, the expected sale price for the Batavia, Illinois, facility and the parcel of land we own in Batavia, Illinois, was further reduced resulting in recording of an additional impairment charge of $4.0 million.

We did not record any additional asset impairment expenses for the year ended December 31, 2018. We will continue to assess our long-lived assets to ensure the carrying amount of these assets is still appropriate given any changes in the asset usage, marketplace and other factors used in determining the current fair value.

Other income. Other income was $352,000 and $161,000 for the years ended December 31, 2018 and 2017, respectively, an increase in other income of $191,000. The increase in other income was primarily due to better money management and an increase in interest rates, causing an increase in the interest income of $245,000 on short-term investment securities. This was partially offset by an increase in the realized loss on foreign currency translation of $54,000.

Income tax (expense) benefit. We are subject to income taxes in the U.S. and Malaysia. On a quarterly basis, we assess the recoverability of deferred tax assets and the need for a valuation allowance. For the year ended December 31, 2018, a valuation allowance has been included in the 2018 forecasted effective tax rate. At December 31, 2018, we continue to be in a three-year cumulative loss position; therefore, as of December 31, 2018, we maintained a full valuation allowance on our U.S. and Malaysia net deferred tax assets and until an appropriate level of profitability is attained, we expect to maintain a full valuation allowance going forward. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”) which, among other provisions, reduced the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. The SEC issued guidance, Staff Accounting Bulletin 118, on accounting for the tax effects of the Act. The guidance allowed us to record provisional amounts for those impacts, with the requirement that the accounting be completed in a period not to exceed one year from the date of enactment. We have completed our accounting for the tax effects of enactment of the Act. The deemed inclusion from the repatriation tax increased from $3.9 million at the time of provision to $5.0 million at the time the calculation was finalized for the tax return. The increase of the inclusion related primarily to the refinement of Malaysia earnings and profits. As we are in a full valuation allowance position (as described above), an equal benefit adjustment was recorded for the impact of the increase of the deemed repatriation tax. The tax provision for the years ended December 31, 2018 and 2017, is based on an estimated combined statutory effective tax rate. For the year ended December 31, 2018 and 2017, we recorded a tax expense of $24,000 and $88,000, respectively, for an effective tax rate of 2.4% and (0.5%), respectively. For the years ended December 31, 2018 and 2017, the difference between our effective tax rate and the U.S. federal 21% statutory rate and state 7.5% (net of federal benefit) statutory rate was primarily related to the change in our U.S. and Malaysia NOL valuation allowances, U.S. R&D credit, Malaysia foreign tax rate differential and Malaysia withholding taxes.

At December 31, 2018, we had separate Federal and Illinois NOL carryforwards of $181.1 million and $195.0 million, respectively, which begin to expire in 2021 and 2020, respectively. With the adoption of ASU 2016-09 in 2017, we recorded a deferred tax asset related to $26.4 million of unrecorded federal and state NOLs attributable to stock option exercises. NOLs attributable to the stock option exercise were fully offset by the valuation allowance (as described above). We have recorded an uncertain tax position of $2.6 million that further reduces the net operating loss deferred tax assets reported in the financial statements. In addition, at December 31, 2018, we had Federal and Illinois research and development credits and Illinois investment tax credit of $662,000, $66,000 and $23,000, respectively, which begin to expire in 2019.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations using a combination of issuances of common stock and cash generated from our operations.

As of December 31, 2018, we had cash and short-term investments totaling $25.6 million, including cash of $8.4 million held in deposits at major banks, $2.8 million invested in money market funds and $14.4 million of short-term investments including U.S. Treasury securities, investment grade commercial paper, FDIC guaranteed certificates of deposit, common stock and corporate notes.

We plan to limit our capital expenditures to only those required under existing obligations or as otherwise necessary to realize value from the development, commercialization or sale of products.

Cash flows from operating activities

The following table represents the major components of our cash flows from operating activities for the years ended December 31, 2018 and 2017:

	Year ended December 31,
	2018	2017
	(in millions)

Net income (loss)	$1.0	$(17.8)
Non-cash items:
Depreciation and amortization	0.3	1.2
Net (gain) loss on sale or disposal of assets	(3.4)	1.1
Stock-based compensation	0.4	0.9
Long-lived asset impairment charge	-	5.1
Total non-cash items:	(2.7)	8.3
Changes in working capital:
Accounts receivable	-	1.9
Inventories	0.9	5.0
Prepaid expenses and other assets	0.2	1.5
Accounts payable	(0.2)	(0.4)
Other accruals	(0.3)	(0.5)
Total working capital items:	0.6	7.5
Net cash used in operating activities	$(1.1)	$(2.0)

Cash used in operating activities was $1.1 million for the year ended December 31, 2018. During such period, we generated a net income of $963,000, including non-cash items of ($2.7) million, and an increase in cash from net working capital of $602,000. The net working capital cash increase was primarily driven by a decrease in the work-in-process, finished goods and consumable asset inventories of $976,000. Additionally, we experienced a decrease in prepaid expenses and other assets of $146,000 due to a decrease in prepaid lease expense and deposits on expired lease agreements and consolidation of operations in our Bensenville property, which we purchased in the third quarter of 2018. This was partially offset by a decrease in accounts payable of $182,000 and a decrease in other accruals of $185,000 on lower spending. Additionally, we recorded lower net accrued real estate taxes of $153,000 due to the sale of our Batavia facility and the purchase of our Bensenville facility.

Cash used in operating activities was $2.0 million for the year ended December 31, 2017. During such period, we generated a net loss of $17.8 million, which included non-cash charges of $8.3 million, and an increase in cash from net working capital of $7.5 million. The net working capital cash increase was driven by a decrease in inventory of $5.0 million primarily related to a decrease in raw materials of $2.6 million due to sales and a write-down of excess raw materials and decrease in work-in-process and finished goods inventories of $2.4 million due to a write-down of excess inventory and downsized operations. Additionally, we experienced a decrease in accounts receivable of $1.9 million on decreased revenue and improved collections and a decrease in prepaid and other assets of $1.6 million due to excess consumable asset disposals and write-downs and on amounts collected on asset sales. This decrease was partially offset by a decrease in accounts payable and other accruals of $569,000 on timing of payments and due to downsized operations and a decrease in corporate income and franchise tax accrual of $273,000 on a reduced state franchise tax.

Cash flows from investing activities

The following table represents the major components of our cash flows from investing activities for the years ended December 31, 2018 and 2017:

	Year ended December 31,
	2018	2017
	(in millions)

Purchases of assets	$(2.3)	$—
Proceeds from sale or disposal of assets	11.0	2.5
Purchases of investments	(8.1)	(6.5)
Proceeds from sales of investments	0.2	0.1
Net cash (used in) provided by investing activities	$0.8	$(3.9)

Net cash provided by investing activities was $831,000 for the year ended December 31, 2018, primarily due to the proceeds from sales of our Batavia facility of approximately $6.4 million and proceeds from sales of equipment and other assets of $4.6 million, as the result of the auctions we held and completion of individual sales at our U.S. and Malaysia locations. Additionally, we recorded $201,000 of proceeds from sale of investments on an increased investment activity. This was partially offset by the purchases of investments in U.S. Treasury securities and commercial paper of $8.1 million and the purchase of our Bensenville office and manufacturing facility of $2.3 million.

Net cash used in investing activities was $3.9 million for the year ended December 31, 2017. We used proceeds from disposal of assets in connection with our decision to exit the LED market of $2.5 million and proceeds from the sale of investments of $57,000 to fund our operations. This was partially offset by the $6.5 million used to purchase investment securities.

Cash flows from financing activities

Net cash used in financing activities was $79,000 for the year ended December 31, 2018, which was primarily due to purchases of our treasury stock. Additionally, cash used to settle net equity awards was $14,000.

Net cash used in financing activities was $189,000 for the year ended December 31, 2017, which represents cash used to settle net equity awards.

Future liquidity requirements

We believe that our existing cash, cash equivalents, anticipated cash flows from operating activities and proceeds from sales or lease of fixed assets will be sufficient to meet our anticipated cash needs for at least the next twelve months from the date of filing of this report. However, if our ability to generate sufficient operating cash flow or our use of cash in the next twelve months were to significantly adversely change, we may not have enough funds available to continue operating at our current level in future periods. Our cash needs include cash required to fund our operations. If the assumptions underlying our business plan regarding future revenues and expenses change, or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or convertible debt securities. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with the accounting principles generally accepted in the U.S. requires us to make estimates, assumptions and judgments that affect the amounts reported in our financial statements and the accompanying notes. We base our estimates on historical experience and various other assumptions that we believe to be reasonable. Although these estimates are based on our present best knowledge of the future impact on the Company of current events and actions, actual results may differ from these estimates, assumptions and judgments.

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

Revenue recognition.

We recognize revenue in accordance with ASC Topic 606, Revenue From Contracts with Customers (“Topic 606”) which was adopted on January 1, 2018, using the full retrospective transition method. Adoption of Topic 606 had no impact on periods reported. Under Topic 606, we recognize revenue when performance obligations under a purchase order or signed quotation are satisfied. Our business practice commits us to manufacture and deliver product upon acceptance of a customer’s purchase order or signed quotation (“agreement”). The agreement with the customer includes specifications of the product to be delivered, price, expected ship date and payment terms. Our agreements generally do not contain variable, financing, rights of return or non-cash components. There are no up-front costs to develop the production process. The performance obligation is satisfied at the point in time (single performance obligation) when the product is manufactured to the customer’s specification, as performance does not create an asset with an alternative use to us. Accordingly, revenue is recognized when product is shipped, and control of the product, title and risk of loss transfer to a customer. We grant credit terms considering normal collection risk. If there is doubt about collection, full prepayment for the order is required. Any payments received prior to shipment are recorded as deferred revenue and included in Advance Payments in the Consolidated Balance Sheets.

We recognize R&D revenue in the period during which the related costs are incurred over the contractually defined period. In July 2012, we signed a contract with the Air Force Research Laboratory to produce large-area sapphire windows on a cost plus fixed fee basis. The deliverables under the contract included development of machinery and technology to be able to produce large area sapphire windows, prove the concept of growing large windows with that equipment and delivery of large-area sapphire windows. We record R&D revenue on a gross basis as costs are incurred, plus a portion of the fixed fee over a period of time as the obligations (machinery, proof of concept and finished windows) are completed following the input method of measuring progress which recognizes revenue as resources are consumed, labor hours expended and costs are incurred. As of December 31, 2018, this contract has been completed and the full amount of revenue of $4.7 million allowable per the contract has been recognized.

We do not provide maintenance or other services and we do not have sales that involve multiple elements or deliverables.

All of our revenue is denominated in U.S. dollars.

Inventory valuation

We value our inventory at the lower of cost or net realizable value. Net realizable value is determined based on an estimated selling price in the ordinary course of business less reasonably predictable costs of completion and disposal. Raw materials cost is determined using the first-in, first-out method, and work-in-process and finished goods costs are determined on a standard cost basis which includes materials, labor and overhead. We establish inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based on customer required specifications. We evaluate the ability to realize the value of our inventory based on a combination of factors, including forecasted sales, estimated current and future market value and changes in customers’ product specifications. For the years ended December 31, 2018 and 2017, we determined we had finished goods inventory that was excess or obsolete and recorded an adjustment which reduced inventory and increased costs of goods sold by $284,000 and $1.4 million, respectively. Based on these sales prices, we recorded for the years ended December 31, 2018 and 2017, a lower of cost or net realizable value adjustment which reduced inventory and increased cost of goods sold by $6,000 and $97,000, respectively.

In connection with our exit from the LED market, we determined we had excess raw material inventory and recorded a write-down of $2.4 million for the year ended December 31, 2017. We also recorded a write-down of excess two-inch diameter core inventory of $310,000 and consumable assets write-down expense of $256,000. For the year ended December 31, 2018, we recorded additional write-down of the consumable assets of $63,000. We did not record any additional write-downs of our raw materials and two-inch diameter core inventories for the year ended December 31, 2018.

In addition, for the year ended December 31, 2017, we determined we had excess inventory of lower-quality sapphire crystals and recorded an adjustment which reduced inventory and increased cost of goods sold by $451,000. We did not record any additional adjustments of sapphire crystals in the year ended December 31, 2018, as we sold some of our lower-quality crystals at a price exceeding the book value of these crystals.

Our method of estimating excess and obsolete inventory has remained consistent for all periods presented. If our recognition of excess or obsolete inventory is, or if our estimates of our inventory’s potential utility become, less favorable than currently expected, additional inventory reserves may be required.

We determine our normal operating capacity and record as an expense costs attributable to lower utilization of equipment and staff. For the year ended December 31, 2017, we determined that we were not operating at capacity and recorded costs associated with lower utilization of equipment and staff of $2.1 million. For the year ended December 31, 2018, we significantly reduced our costs attributable to lower utilization of equipment and staff due to consolidation of our operations in our Bensenville, Illinois, facility, and recorded $723,000 of such costs.

Investments

We invest our available cash primarily in U.S. Treasury securities, investment grade commercial paper, FDIC guaranteed certificates of deposit, common stock and corporate notes. Investments classified as available-for-sale debt securities are carried at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Investments in equity securities are reported at fair value, with both realized and unrealized gains and losses recorded in other income (expense), in the Consolidated Statements of Operations. Investments in which we have the ability and intent, if necessary, to liquidate in order to support our current operations are classified as short-term.

We review our available-for-sale debt securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When we conclude that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Consolidated Statement of Operations. As of December 31, 2018 and 2017, no impairment was recorded.

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

As a result, for the year ended December 31, 2017, we recorded an impairment charge of $1.0 million on lower than expected sales prices for certain machinery and equipment held for sale, and identification of assets that will not be needed to support our current operations. Additionally, for the year ended December 31, 2017, we recorded an impairment charge of $4.0 million on our U.S. and Malaysia land and building assets on lower than expected sale price. For the year ended December 31, 2018, we reviewed the current fair value of our assets and concluded no adjustments were needed. We will continue to assess our long-lived assets to ensure the carrying amount of these assets is still appropriate given any changes in the asset usage, marketplace and other factors used in determining the current fair value.

In September 2018, we completed the sale of our 134,400 square-foot manufacturing and office facility located in Batavia, Illinois, with the net book value of $5.9 million. The sale price for the property was $6.7 million, we realized net proceeds of approximately $6.4 million after the payment of real estate taxes, brokerage and legal fees, transfer taxes and other expenses, and recorded a gain on sale of this asset of $504,000.

In the year ended December 31, 2018, we completed individual sales and held auctions for equipment and consumable assets located at each of our U.S. properties, resulting in the sale of certain of our excess U.S. equipment and consumable assets, which had a total net book value of $1.6 million. In the beginning of 2018, we intended to sell a certain number of our crystal growth furnaces. Due to our changed needs and business plan, we reduced the number of furnaces we wanted to sell. The difference in the number of furnaces we originally intended to sell and the number we actually disposed of, had a net book value of $236,000. The additional furnaces that we decided to retain were reclassified from current assets held for sale to fixed assets held and used at December 31, 2018. Additionally, in the year ended December 31, 2018, we completed sales of Malaysia equipment with a total net book value of $131,000. Based on these sales, a gain on disposal of equipment and consumable assets of $2.9 million was recorded for the year ended December 31, 2018. Unsold excess Malaysia equipment continued to be classified as current assets held for sale at December 31, 2018.

We are pursuing the sale of our parcel of land in Batavia, Illinois, and the sale or lease of our 65,000 square-foot manufacturing facility located in Penang, Malaysia. Although we cannot assure the timing of these sales, these properties were classified as current assets held for sale at December 31, 2018 and 2017, as it is our intention to complete these sales within the next twelve-month period.

In September 2018, we completed the purchase of our property located in Bensenville, Illinois. The purchase price for the property was approximately $2.3 million. Previously, we leased the Bensenville property and it was the headquarters of our operations and one of our growth facilities. We used our cash on hand to purchase the property.

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

We used a Monte Carlo simulation model valuation technique to determine the fair value of RSUs granted in 2017 and 2018 to a key executive pursuant to an employment agreement, because the awards vest based upon achievement of market price targets of our common stock. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each RSU. The daily expected stock price volatility is based on a four-year historical volatility of our common stock. The daily expected dividend yield is based on annual expected dividend payments. The average daily risk-free interest rate is based on the three-year treasury yield as of the grant date. Each of the tranches is calculated to have its own fair value and requisite service period. The fair value of each tranche is amortized over the requisite or derived service period, which is up to four years.

We allocate stock-based compensation costs using a straight-line method which amortizes the fair value of each option on a straight-line basis over the service period.

All option grants are granted at an exercise price per share equal to the closing market price of our common stock on the day before the date of grant. Therefore, there is no intrinsic value because the exercise price per share of each option was equal to the fair value of the common stock on the date of grant. Based on the fair value of the common stock at December 31, 2018, there was $44,500 of intrinsic value arising from 34,000 stock options exercisable or outstanding.

For more information on stock-based compensation, see Note 7 – Stock Incentive Plans to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Income tax valuation allowance

Evaluating the need for and amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all the positive and negative evidence available to determine whether all or some portion of the deferred tax assets will not be realized. A valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50%) that they will not be realized. In general, “realization” refers to the incremental benefit achieved through the reduction in future taxes payable or an increase in future taxes refundable from the deferred tax assets, assuming that the underlying deductible differences and carryforwards are the last items to enter into the determination of future taxable income. In determining our valuation allowance, we consider the source of taxable income including taxable income in prior carryback years, future reversals of existing temporary differences, the required use of tax planning strategies, and future taxable income exclusive of reversing temporary differences and carryforwards. We are in a cumulative loss position for the past three years which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. Under the accounting standards, verifiable evidence will have greater weight than subjective evidence such as our projections for future growth. Based on an evaluation in accordance with the accounting standards, as of December 31, 2018, a valuation allowance has been recorded against the net U.S. and Malaysia deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. Any U.S. and Malaysia tax benefit or tax expense recorded on the Consolidated Statement of Operations will be offset with a corresponding adjustment from the use of the NOL carryforward asset which currently has a full valuation allowance. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

Accounting for uncertainty in income taxes

We recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At December 31, 2018 and 2017, we had $1.1 million of unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on our financial statements as an offset to the valuation allowance related to tax positions taken in 2012. We recognize interest and/or penalties related to income tax matters in income tax expense. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2018 and 2017.

We are subject to taxation in the U.S., Malaysia and in a U.S. state jurisdiction. Due to the existence of NOL carryforwards, tax years ended December 31, 2001 through 2006, 2008, 2009 and 2011 through 2017 are open to examination by tax authorities for Federal purposes. Due to NOL carryforwards at the State level, tax years ended 2006 and 2008 through 2017 are open to examination by state tax authorities. Tax years 2013 through 2017 are open to examination by the Malaysia Inland Revenue Board.

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

Management’s Evaluation of Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (together, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the year covered by this report. Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our certifying officers concluded that these disclosure controls and procedures were effective as of December 31, 2018.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth in 2013 Internal Control—Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on management’s assessment using those criteria, as of December 31, 2018, management concluded that the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. The Company’s internal controls over financial reporting were not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Information required by Items 401, 405, 407(d)(4) and 407(d)(5) of Regulation S-K will be included under the captions “Proposal 1: Election of Directors,” “Executive Compensation – Executive Officers,” “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance – Committees of the Board of Directors and Meetings – Audit Committee” in our proxy statement for our 2019 Annual Meeting of Stockholders and is incorporated by reference herein. If such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed not later than the end of such 120-day period.

We have adopted a Code of Ethics that applies to all of our employees, officers and directors. A copy of the Code of Ethics is available on our website at www.rubicontechnology.com, and any waiver from the Code of Ethics will be timely disclosed on the Company’s website as will any amendments to the Code of Ethics.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K will be included under the captions “Executive Compensation” and “Director Compensation” in our proxy statement for our 2019 Annual Meeting of Stockholders and is incorporated by reference herein. If such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed not later than the end of such 120-day period.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table represents securities authorized for issuance under, the Rubicon Technology Inc. 2007 Stock Incentive Plan, as amended and restated, and the Rubicon Technology Inc. 2016 Stock Incentive Plan as of December 31, 2018.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under the equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	119,258	$12.10	295,067

(1)	The Rubicon Technology Inc. 2007 Stock Incentive Plan was approved by stockholders before our initial public offering. The Rubicon Technology Inc. 2016 Stock Incentive Plan was approved by stockholders in June 2016.

The information required by Item 403 of Regulation S-K will be included under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our proxy statement for our 2019 Annual Meeting of Stockholders and is incorporated by reference herein. If such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed not later than the end of such 120-day period.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K will be included under the caption “Certain Relationships and Related Party Transactions” in our proxy statement for our 2019 Annual Meeting of Stockholders and is incorporated by reference herein. The information required by Item 407(a) of Regulation S-K will be included under the caption “Corporate Governance - Director Independence” in our proxy statement for our 2019 Annual Meeting of Stockholders and is incorporated by reference herein. If such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed not later than the end of such 120-day period.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in our proxy statement for our 2019 Annual Meeting of Stockholders and is incorporated by reference herein. If such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed not later than the end of such 120-day period.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 22, 2019.

Rubicon Technology, Inc.

By	/s/ Timothy E. Brog
Timothy E. Brog President and Chief Executive Officer

KNOWN BY ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy E. Brog and Inga A. Slavutsky, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 22, 2019.

Signature	Title

/s/ Timothy E. Brog	Director, President and Chief Executive Officer
Timothy E. Brog	(Principal Executive Officer)

/s/ Inga A. Slavutsky	Chief Financial Officer
Inga A. Slavutsky	(Principal Financial and Accounting Officer)

/s/ Michael E. Mikolajczyk	Chairman of the Board of Directors
Michael E. Mikolajczyk

/s/ Susan Westphal	Director
Susan Westphal

/s/ Jefferson Gramm	Director
Jefferson Gramm

EXHIBIT INDEX

The Exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description	Incorporation by Reference

3.1	Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to the registrant’s Registration Statement on Form S-1/A, filed on November 1, 2007 (File No. 333-145880)

3.2	Amendment No. 1 to Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 29, 2011 (File No. 1-33834)

3.3	Amendment No. 2 to Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed on May 4, 2017 (File No. 1-33834)

3.4	Second Amended and Restated Bylaws of Rubicon Technology, Inc.	Filed as Exhibit 3.3 to the registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2016 (File No. 1-33834)

3.5	Certificate of Designations of Series A Junior Participating Preferred Stock of Rubicon Technology, Inc. filed with the Secretary of State of Delaware on December 18, 2017.	Filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed on December 18, 2017 (File No. 1-33834)

3.6	Amendment No. 3 to Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed on May 15, 2018 (File No. 1-33834)

4.1	Specimen Common Stock Certificate	Filed as Exhibit 4.1 to the registrant’s Registration Statement on Form S-1/A, filed on November 13, 2007 (File No. 333-145880)

4.2	Rights Agreement dated as of December 18, 2017, between Rubicon Technology, Inc. and American Stock Transfer & Trust Company, LLC, which includes the Form of Certificate of Designations of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.	Filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K, filed on December 18, 2017 (File No. 1-33834)

10.1*	Rubicon Technology, Inc. 2001 Equity Plan, dated as of August 2, 2001	Filed as Exhibit 10.1 to the registrant’s Registration Statement on Form S-1, filed on September 5, 2007 (File No. 333-145880)

10.1(a)*	Amendment No. 1 to the Rubicon Technology, Inc. 2001 Equity Plan, dated as of November 6, 2001	Filed as Exhibit 10.1(a) to the registrant’s Registration Statement on Form S-1, filed on September 5, 2007 (File No. 333-145880)

10.1(b)*	Amendment No. 2 to the Rubicon Technology, Inc. 2001 Equity Plan, dated as of May 21, 2002	Filed as Exhibit 10.1(b) to the registrant’s Registration Statement on Form S-1, filed on September 5, 2007 (File No. 333-145880)

10.1(c)*	Amendment No. 3 to the Rubicon Technology, Inc. 2001 Equity Plan, dated as of May 28, 2004	Filed as Exhibit 10.1(c) to the registrant’s Registration Statement on Form S-1, filed on September 5, 2007 (File No. 333-145880)

10.1(d)*	Amendment No. 4 to the Rubicon Technology, Inc. 2001 Equity Plan, dated as of December 6, 2004	Filed as Exhibit 10.1(d) to the registrant’s Registration Statement on Form S-1, filed on September 5, 2007 (File No. 333-145880)

10.1(e)*	Amendment No. 5 to the Rubicon Technology, Inc. 2001 Equity Plan, dated as of June 28, 2005	Filed as Exhibit 10.1(e) to the registrant’s Registration Statement on Form S-1, filed on September 5, 2007 (File No. 333-145880)

10.1(f)*	Amendment No. 6 to the Rubicon Technology, Inc. 2001 Equity Plan, dated as of November 30, 2005	Filed as Exhibit 10.1(f) to the registrant’s Registration Statement on Form S-1, filed on September 5, 2007 (File No. 333-145880)

10.1(g)*	Amendment No. 7 to the Rubicon Technology, Inc. 2001 Equity Plan, dated as of July 26, 2006	Filed as Exhibit 10.1(g) to the registrant’s Registration Statement on Form S-1, filed on September 5, 2007 (File No. 333-145880)

10.1(h)*	Rubicon Technology, Inc. 2001 Equity Plan Form of Notice of Stock Option Grant and Stock Option Agreement	Filed as Exhibit 10.1(h) to the registrant’s Registration Statement on Form S-1, filed on September 5, 2007 (File No. 333-145880)

10.2*	Rubicon Technology, Inc. 2007 Stock Incentive Plan, as amended and restated, effective March 23, 2011	Filed as Exhibit 10.2 to the registrant’s Annual Report on Form 10-K, filed on March 13, 2014 (File No. 1-33834)

Exhibit No.	Description	Incorporation by Reference

10.3*	Rubicon Technology, Inc. 2016 Stock Incentive Plan	Filed as Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A, filed on May 18, 2016 (File No. 1-33834)

10.3(a)*	Form of Notice of Stock Option Grant and Stock Option Agreement pursuant to Rubicon Technology, Inc. 2016 Stock Incentive Plan	Filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2016 (File No. 1-33834)

10.3(b)*	Form of Non-Employee Director Restricted Stock Agreement pursuant to Rubicon Technology, Inc. 2016 Stock Incentive Plan	Filed as Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2016 (File No. 1-33834)

10.3(c)*	Form of Restricted Stock Unit Agreement pursuant to Rubicon Technology, Inc. 2016 Stock Incentive Plan (with time-based vesting)	Filed as Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2016 (File No. 1-33834)

10.4*	Form of Indemnification Agreement for Directors and Officers	Filed as Exhibit 10.11 to the registrant’s Registration Statement on Form S-1, filed on September 5, 2007 (File No. 333-145880)

10.5*	Form of Indemnification Agreement for Directors and Executive Officers	Filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, filed on May 8, 2015 (File No. 1-33834)

10.6*	Executive Employment Agreement by and between Rubicon Technology, Inc. and William F. Weissman, dated as of February 18, 2015	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on February 19, 2015 (File No. 1-33834)

10.6(a)*	First Amendment to Executive Employment Agreement by and between Rubicon Technology, Inc. and William F. Weissman, dated as of December 1, 2015	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on December 4, 2015 (File No. 1-33834)

10.6(b)*	Separation Agreement between Rubicon Technology, Inc. and William F. Weissman, dated as of March 16, 2017	Filed as Exhibit 10.1 to the registrant's Quarterly Report On Form 10-Q filed on May 12, 2017 (File No. 1-33834)

10.7*	Executive Employment Agreement by and between Rubicon Technology, Inc. and Mardel A. Graffy, dated as of February 18, 2015	Filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed on February 19, 2015 (File No. 1-33834)

10.8*	Letter of Appointment by and between Rubicon Sapphire Technology (Malaysia) Sdn. Bhd and Hany Tamim, dated as of October 31, 2015	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K/A, filed on November 5, 2015 (File No. 1-33834)

10.9*	Executive Employment Agreement by and between Rubicon Technology, Inc. and Timothy E. Brog, dated as of March 1, 2017	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on March 16, 2017 (File No. 1-33834)

10.10*	Amended and Restated Executive Employment Agreement by and between Rubicon Technology, Inc. and Timothy E. Brog, dated as of May 12, 2017	Filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q, filed on May 12, 2017 (File No. 1-33834)

10.11	Stockholder’s Agreement dated as of November 16, 2017, by and among Rubicon Technology, Inc. and Bandera Partners LLC, Bandera Master Fund L.P., Gregory Bylinsky and Jefferson Gramm	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on November 16, 2017 (File No. 1-33834)

Exhibit No.	Description	Incorporation by Reference

10.12	Commercial Lease by and between Rubicon Technology, Inc. and Bartmanns, Perales & Dolter, LLC, dated as of December 23, 2004	Filed as Exhibit 10.12(a) to the registrant’s Registration Statement on Form S-1, filed on September 5, 2007 (File No. 333-145880)

10.12(a)	Amendment to Commercial Lease by and between Rubicon Technology, Inc. and Bartmanns, Perales & Dolter, LLC, dated as of May 6, 2005	Filed as Exhibit 10.12 to the registrant’s Registration Statement on Form S-1, filed on September 5, 2007 (File No. 333-145880)

10.12(b)	Second Amendment to Commercial Lease by and between Rubicon Technology, Inc. and Bartmanns, Perales & Dolter, LLC, dated as of December 23, 2014	Filed as Exhibit 10.11 to the registrant’s Annual Report on Form 10-K, filed on March 13, 2015 (File No. 1-33834)

10.13	Industrial Building Lease by and between Rubicon Technology, Inc. and Phillip J. Latoria, Jr., dated as of July 18, 2007	Filed as Exhibit 10.14 to the registrant’s Registration Statement on Form S-1, filed on September 5, 2007 (File No. 333-145880)

10.13(a)	Second Amendment to Industrial Building Lease by and between Rubicon Technology, Inc. and Phillip J. Latoria, Jr., dated as of July 17, 2014	Filed as Exhibit 10.13 to the registrant’s Annual Report on Form 10-K, filed on March 13, 2015 (File No. 1-33834)

10.14	Pay-Off Letter effective as of September 9, 2016	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on September 15, 2016 (File No. 1-33834)

21.1**	Subsidiaries of the Company

23.1**	Consent of Independent Registered Public Accounting Firm

24.1**	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement of the Company.
**	Submitted electronically with this Annual Report on Form 10-K.

Rubicon Technology, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Rubicon Technology, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rubicon Technology, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum llp

We have served as the Company’s auditor since 2017.

Chicago, Illinois

March 22, 2019

Rubicon Technology, Inc.

Consolidated Balance Sheets

	As of December 31,
	2018	2017
	(in thousands, other than share data)
Assets
Cash and cash equivalents	$11,241	$11,544
Restricted cash	169	181
Short-term investments	14,356	6,451
Accounts receivable, net	733	718
Inventories	2,130	3,030
Other inventory supplies	183	837
Prepaid expenses and other current assets	109	270
Assets held for sale	4,145	11,202
Total current assets	33,066	34,233
Property and equipment, net	2,728	815
Total assets	$35,794	$35,048
Liabilities and stockholders’ equity
Accounts payable	$400	$582
Accrued payroll	28	101
Accrued and other current liabilities	345	430
Corporate income and franchise taxes	286	294
Accrued real estate taxes	96	249
Advance payments	39	59
Total current liabilities	1,194	1,715
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 1,000,000 undesignated shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value 8,200,000 shares authorized; 2,919,542 and 2,910,334 shares issued; 2,733,601 and 2,732,850 shares outstanding	29	29
Additional paid-in capital	375,979	375,611
Treasury stock, at cost, 185,941 and 177,484 shares	(12,213)	(12,148)
Accumulated other comprehensive loss	(2)	(3)
Accumulated deficit	(329,193)	(330,156)
Total stockholders’ equity	34,600	33,333
Total liabilities and stockholders’ equity	$35,794	$35,048

The accompanying notes are an integral part of these consolidated financial statements.

Rubicon Technology, Inc.

Consolidated Statements of Operations

	Year ended December 31,
	2018	2017
	(in thousands, other than share data)

Revenue	$3,878	$5,044
Cost of goods sold	3,862	10,552
Gross profit (loss)	16	(5,508)
Operating expenses:
General and administrative	2,250	4,510
Sales and marketing	376	775
Research and development	122	962
Long-lived asset impairment charge	—	5,051
(Gain) loss on sale or disposal of assets	(3,367)	1,118
Income (loss) from operations	635	(17,924)
Other income:
Interest income	361	116
Realized gain (loss) on foreign currency translation	(9)	45
Total other income	352	161
Income (loss) before income taxes	987	(17,763)
Income tax expense	(24)	(88)
Net income (loss)	$963	$(17,851)
Net income (loss) per common share
Basic	$0.35	$(6.60)
Diluted	$0.35	$(6.60)
Weighted average common shares outstanding used in computing net income (loss) per common share
Basic	2,729,548	2,702,926
Diluted	2,734,721	2,702,926

The accompanying notes are an integral part of these consolidated financial statements.

Rubicon Technology, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Year ended December 31,
	2018	2017
	(in thousands)

Net income (loss)	$963	$(17,851)
Other comprehensive income:
Unrealized gain on investments, net of taxes	1	10
Unrealized gain on currency translation	—	17
Other comprehensive income	1	27
Comprehensive income (loss)	$964	$(17,824)

The accompanying notes are an integral part of these consolidated financial statements.

Rubicon Technology, Inc.

Consolidated Statements of Stockholders’ Equity

	Common stock		Treasury stock			Stockholders’ equity
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accum other comp inc.	Accum deficit	Total stockholders’ equity
	(in thousands other than share data)
Balance at January 1, 2017	2,860,367	$29	(177,484)	$(12,148)	$374,903	$(30)	$(312,305)	$50,449
Exercise of stock options, net of shares withheld for employee taxes	168	—	—	—	(1)	—	—	(1)
Stock-based compensation	—	—	—	—	277	—	—	277
Restricted stock issued	16,496	—	—	—	160	—	—	160
Common stock issued, net of shares withheld for employee taxes	33,318	—	—	—	272	—	—	272
Reverse stock split fractional shares	(15)	—	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	10	—	10
Unrealized gain on investments, net of tax	—	—	—	—	—	17	—	17
Net loss	—	—	—	—	—	—	(17,851)	(17,851)

Balance at December 31, 2017	2,910,334	$29	(177,484)	$(12,148)	$375,611	$(3)	$(330,156)	$33,333
Exercise of stock options, net of shares withheld for employee taxes	125	—	—	—	1	—	—	1
Stock-based compensation	—	—	—	—	47	—	—	47
Restricted stock issued	6,592	—	—	—	69	—	—	69
Common stock issued, net of shares withheld for employee taxes	2,491	—	—	—	251	—	—	251
Purchase of treasury stock, at cost	—	—	(8,457)	(65)	—	—	—	(65)
Unrealized gain on investments, net of tax	—	—	—	—	—	1	—	1
Net income	—	—	—	—	—	—	963	963

Balance at December 31, 2018	2,919,542	$29	(185,941)	$(12,213)	$375,979	$(2)	$(329,193)	$34,600

The accompanying notes are an integral part of these consolidated financial statements.

Rubicon Technology, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2018	2017
	(in thousands)

Cash flows from operating activities
Net income (loss)	$963	$(17,851)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	355	1,173
Net (gain) loss on sale or disposal of assets	(3,367)	1,118
Stock-based compensation	381	897
Long-lived asset impairment charge	—	5,051
Changes in operating assets and liabilities:
Accounts receivable	(15)	1,867
Inventories	900	4,970
Other inventory supplies	76	605
Prepaid expenses and other assets	161	978
Accounts payable	(182)	(369)
Accrued payroll	(73)	(85)
Corporate income and franchise taxes	(8)	(273)
Accrued real estate taxes	(153)	8
Advance payments	(20)	36
Accrued and other current liabilities	(84)	(159)
Net cash used in operating activities	(1,066)	(2,034)
Cash flows from investing activities
Purchases of assets	(2,280)	—
Proceeds from sale or disposal of assets	11,016	2,561
Purchase of investments	(8,106)	(6,498)
Proceeds from sale of investments	201	57
Net cash (used in) provided by investing activities	831	(3,880)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(14)	(189)
Purchases of treasury stock	(65)	—
Net cash used in financing activities	(79)	(189)
Net effect of currency translation	(1)	(7)
Net decrease in cash, cash equivalents and restricted cash	(315)	(6,110)
Cash, cash equivalents and restricted cash, beginning of year	11,725	17,835
Cash, cash equivalents and restricted cash, end of year	$11,410	$11,725
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

Rubicon Technology, Inc., a Delaware corporation (the “Company”), is a vertically integrated, advanced materials provider specializing in monocrystalline sapphire for applications in optical and industrial systems. The Company sells its products on a global basis to customers in North America, Europe and Asia. The Company maintains its operating facility in the Chicago metropolitan area.

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

Restricted cash

A summary of the Company’s restricted cash at December 31, 2018 and 2017, is as follows:

	As of December 31,
	2018	2017
	(in thousands)
Certificates of deposit	$—	$5
Flexible spending funds	—	3
Fixed deposit pledge	169	173

	$169	$181

Foreign currency translation and transactions

Rubicon Technology Worldwide LLC, and Rubicon Technology Hong Kong Limited assets and liabilities are translated into U.S. dollars at exchange rates existing at the respective balance sheet dates and capital accounts at historical exchange rates. The results of operations are translated into U.S. dollars at the average exchange rates during the respective period. Translation adjustments resulting from fluctuations in exchange rates for Rubicon Technology Worldwide LLC and Rubicon Technology Hong Kong Limited are recorded as a separate component of accumulated other comprehensive income (loss) within stockholders’ equity.

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

Investments

We invest our available cash primarily in U.S. Treasury securities, investment grade commercial paper, FDIC guaranteed certificates of deposit, common stock and corporate notes. Investments classified as available-for-sale debt securities are carried at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Investments in equity securities are reported at fair value, with both realized and unrealized gains and losses recorded in other income (expense), in the consolidated statements of operations. Investments in which the Company has the ability and intent, if necessary, to liquidate are classified as short-term.

The Company reviews its available-for-sale debt securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. The Company considers various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, its ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When the Company concludes that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the consolidated statements of operations. As of December 31, 2018 and 2017, no impairment was recorded.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. In November 2018, the Company’s Board of Directors authorized a program to repurchase up to $3 million of the Company’s common stock. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions. The timing, price and volume of repurchases will be based upon market conditions, relevant securities laws and other factors. The stock repurchase plan expires on November 19, 2021, and may be terminated at any time.

Share repurchase activity during the year ended December 31, 2018, was as follows:

Periods	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (in thousands)
December 1, 2018, to December 31, 2018	8,457	$7.69	8,457	2,935

Total	8,457			$2,935

Accounts receivable

The majority of the Company’s accounts receivable are due from defense subcontractors, industrial manufacturers, fabricators and resellers. Credit is extended based on an evaluation of the customer’s financial condition. Accounts receivable are due based on contract terms and at stated amounts due from customers, net of an allowance for doubtful accounts. Losses from credit sales are provided for in the financial statements.

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

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table shows the activity of the allowance for doubtful accounts:

	Year ended December 31,
	2018	2017
	(in thousands)
Beginning balance	$7	$31
Charges to costs and expenses	—	(20)
Account write-offs, less recoveries	—	(4)

Ending balance	$7	$7

Inventories

Inventories are valued at the lower of cost or net realizable value. Net realizable value is determined based on an estimated selling price in the ordinary course of business less reasonably predictable costs of completion and disposal. Raw materials cost is determined using the first-in, first-out method, and work-in-process and finished goods costs are determined on a standard cost basis, which includes materials, labor and overhead. The Company reduces the carrying value of its inventories for differences between the cost and the estimated net realizable value, taking into account usage, expected demand, technological obsolescence and other relevant information.

The Company establishes inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based on customer specifications. The Company evaluates the ability to realize the value of its inventory based on a combination of factors, including forecasted sales, estimated current and future market value and changes in customers’ product specifications. For the years ended December 31, 2018 and 2017, the Company determined it had excess or obsolete inventory and recorded an adjustment which reduced inventory and increased costs of goods sold by $284,000 and $1.4 million, respectively. The Company’s method of estimating excess and obsolete inventory has remained consistent for all periods presented. Based on these sales prices, the Company recorded for the years ended December 31, 2018 and 2017, a lower of cost or net realizable value adjustment which reduced inventory and increased cost of goods sold by $6,000 and $97,000, respectively.

In 2017, due to low prices and a worldwide over supply of material, the Company’s two-inch diameter core material was considered to be in excess and had been written down to raw material value. An excess and obsolete adjustment was recorded which reduced the value of two-inch diameter core inventory and increased cost of goods sold by $310,000 for the year ended December 31, 2017. In 2018, the Company used some of its two-inch diameter core material in production of optical and industrial sapphire wafers and did not record any additional adjustments for the year ended December 31, 2018.

The Company evaluates the amount of raw material needed for future production based on expected crystal growth production needed to meet anticipated sales. With the decision to exit the LED market in the fourth quarter of 2016, the Company evaluated its future production needs and determined it had excess raw materials inventory. Accordingly, raw materials inventory in excess of the amount needed for future production has been written down and for the year ended December 31, 2017, an excess and obsolete adjustment was recorded which reduced inventory and increased cost of goods sold by $2.4 million. The Company did not record any additional write-downs of its raw materials inventory for the year ended December 31, 2018.

In addition, for the year ended December 31, 2017, the Company determined it had excess inventory of lower quality sapphire crystals and recorded an adjustment which reduced inventory and increased cost of goods sold by $451,000. The Company did not record any adjustments for the year ended December 31, 2018, as it sold some of its lower-quality crystals at a price exceeding the book value of these crystals.

For the years ended December 31, 2018 and 2017, amounts charged to cost of goods sold for all inventory write-downs were $290,000 and $4.7 million, respectively.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

Inventories are composed of the following:

	As of December 31,
	2018	2017
	(in thousands)
Raw materials	$468	$476
Work-in-process	1,322	2,334
Finished goods	340	220
	$2,130	$3,030

Other inventory supplies

The Company’s other inventory supplies include stock of consumable assets and spare parts used in the manufacturing process. With the decision to focus on optical and industrial products, the Company determined it had consumable assets that were obsolete and recorded for the year ended December 31, 2017, a consumable asset write-down of $256,000.

For the year ended December 31, 2018, the Company recorded additional write-down of the obsolete consumable assets of $63,000.

Property and equipment

Property and equipment consisted of the following:

	As of December 31,
	2018	2017
	(in thousands)
Machinery, equipment and tooling	$3,293	$6,105
Buildings	1,686	—
Information systems	819	819
Land and land improvements	594	—
Furniture and fixtures	8	8
Leasehold improvements	—	4,624
Total cost	6,400	11,556
Accumulated depreciation and amortization	(3,672)	(10,741)
Property and equipment, net	$2,728	$815

Property and equipment are carried at cost and depreciated over their estimated useful lives using the straight-line method. The cost of maintenance and repairs is charged to expense as incurred. Significant renewals and improvements are capitalized. Depreciation expense associated with property and equipment was $355,000 and $1.2 million for the years ended December 31, 2018 and 2017, respectively.

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

The following table presents changes in the Company’s product warranty liability:

	Year ended December 31,
	2018	2017
	(in thousands)
Balance, beginning of period	$15	$27
Charged to cost of sales	23	20
Actual product warranty expenditures	(30)	(32)
Balance, end of period	$8	$15

Fair value of financial instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable. The carrying values of these assets and liabilities approximate their fair values due to the short-term nature of these instruments at December 31, 2018 and 2017.

Concentration of credit risks and other risks and uncertainties

Financial instruments that could potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, short-term investments and accounts receivable. At December 31, 2018 and 2017, the Company had $1.5 million and $1.2 million, respectively, on deposit at foreign financial institutions. For each of the years ended December 31, 2018 and 2017, the Company had $6.8 million on deposit at financial institutions in excess of amounts insured by the (FDIC) and other foreign governmental insurance agencies. The Company performs a periodic evaluation of these institutions for relative credit standing. The Company has not experienced any losses in such accounts and management believes it is not exposed to any significant risk of loss on these balances.

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

Product Sales

The Company recognizes revenue in accordance with ASC Topic 606, Revenue From Contracts with Customers (“Topic 606”) which was adopted on January 1, 2018, using the full retrospective transition method. Adoption of Topic 606 had no impact on periods reported. Under Topic 606, the Company recognizes revenue when performance obligations under a purchase order or signed quotation are satisfied. The Company’s business practice commits the Company to manufacture and deliver product upon acceptance of a customer’s purchase order or signed quotation (“agreement”). The agreement with the customer includes specifications of the product to be delivered, price, expected ship date and payment terms. The Company’s agreements generally do not contain variable, financing, rights of return or non-cash components. There are no up-front costs to develop the production process. The performance obligation is satisfied at the point in time (single performance obligation) when the product is manufactured to the customer’s specification, as performance does not create an asset with an alternative use to the Company. Accordingly, the Company recognizes revenue when the product is shipped, and control of the product, title and risk of loss have been transferred to the customer. The Company grants credit terms considering normal collection risk. If there is doubt about collection, full prepayment for the order is required. Any payments received prior to shipment are recorded as deferred revenue and included in Advance Payments in the Consolidated Balance Sheets.

Government Contracts

The Company recognizes R&D revenue in the period during which the related costs are incurred over the contractually defined period. In July 2012, the Company signed a contract with the Air Force Research Laboratory (the LANCE government contract) to produce large-area sapphire windows on a cost plus fixed fee basis for a total contract amount of $4.7 million. The deliverables under the contract included development of machinery and technology to be able to produce large area sapphire windows, prove the concept of growing large windows with that equipment and delivery of large area sapphire windows. The Company records research and development revenue on a gross basis as costs are incurred, plus a portion of the fixed fee over a period of time as the obligations (machinery, proof of concept and finished windows) are completed following the input method of measuring progress which recognizes revenue as resources are consumed, labor hours expended and costs are incurred. For the years ended December 31, 2018 and 2017, $56,000 and $394,000, respectively, of revenue was recorded. The performance obligations under this contract have been completed in the year ended December 31, 2018.

The Company does not provide maintenance or other services and it does not have sales that involve bill & hold arrangements, multiple elements or deliverables. However, the Company does provide product warranty for up to 90 days, for which the Company has accrued a warranty reserve of $8,000 and $15,000 for the years ended December 31, 2018 and 2017, respectively.

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

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

Stock-based compensation

The Company requires all share-based payments to employees, including grants of employee stock options, to be measured at fair value and expensed in the Consolidated Statements of Operations over the service period (generally the vesting period) of the grant. Expense is recognized in the Consolidated Statements of Operations for these share-based payments. The Company uses Black Scholes option pricing model in order to determine the fair value of stock option grants.

Research and development

R&D costs are expensed as incurred. R&D expense was $122,000 and $962,000 for the years ended December 31, 2018 and 2017, respectively.

Accounting for uncertainty in income taxes

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2018 and 2017.

The Company is subject to taxation in the U.S., Malaysia and in a U.S. state jurisdiction. Due to the existence of NOL carryforwards, tax years ended December 31, 2001 through 2006, 2008, 2009 and 2011 through 2017 are open to examination by tax authorities for Federal purposes. Due to NOL carryforwards at the State level, tax years ended 2006 and 2008 through 2017 are open to examination by state tax authorities. Tax years 2013 through 2017 are open to examination by the Malaysia Inland Revenue Board.

Income taxes

Deferred tax assets and liabilities are provided for temporary differences between financial reporting and income tax bases of assets and liabilities, and are measured using the enacted tax rates and laws expected to be in effect when the differences will reverse. Deferred income taxes also arise from the future benefits of NOL carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Full valuation allowances on net deferred tax assets are maintained until an appropriate level of profitability that generates taxable income is deemed sustainable or until a tax strategy is developed that would enable the Company to conclude that it is more likely than not that a portion of the deferred tax assets will be realizable. Based on an evaluation in accordance with the accounting standards, as of December 31, 2018 and 2017, a valuation allowance has been recorded against the net U.S. and Malaysia deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence.

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

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

Other comprehensive loss

Comprehensive loss is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive loss includes net loss and other non-owner changes in equity that bypass the statement of operations and are reported in a separate component of equity. A summary of the components of comprehensive loss for the years ended December 31, 2018 and 2017, follows:

	Year ended December 31,
	2018	2017
	(in thousands)
Unrealized loss on investments, net of tax	$(1)	$(2)
Unrealized loss on currency translation	(1)	(1)

Ending balance	$(2)	$(3)

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

Diluted net income per share was the same as basic net income per share for the year ended December 31, 2018, because the effects of potentially dilutive securities did not have a material impact on the calculation of diluted net income per share. The Company had outstanding options exercisable into 34,000 shares of the Company’s common stock that would have had an anti-dilutive effect at December 31, 2018.

Diluted net loss per common share was the same as basic net loss per common share for the year ended December 31, 2017, because the effects of potentially dilutive securities were anti-dilutive.

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

In April 2016, the FASB issued ASU No. 2016-10 (“ASU 2016-10”), Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This update clarifies how an entity identifies performance obligations related to customer contracts as well as helps to improve the operability and understanding of the licensing implementation guidance. The amendments in this update affect the guidance in ASU No. 2014-09, (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606), which supersedes most of the current revenue recognition requirements. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017. The guidance permits the use of either a retrospective or cumulative effect transition method. In May 2016, the FASB issued ASU No. 2016-12, (“ASU 2016-12”), Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. This update clarifies the objectives of collectability, sales and other taxes, noncash consideration, contract modifications at transition, completed contracts at transition and technical correction. The amendments in this update affect the guidance in ASU 2014-09. In September 2017, the FASB issued additional amendments providing clarification and implementation guidance. The Company’s revenue is primarily generated from the sale of finished products to customers. Sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks and rewards transfer. These are largely unaffected by the new standard, as they closely align with the new standards principles relating to the measurement of revenue and timing of recognition. The Company adopted Topic 606 effective January 1, 2018, using the full retrospective transition method. As the underlying principles of the new standard, relating to the measurement of revenue and the timing of recognition, are closely aligned with the Company’s current business model and practices, the adoption of ASU 2014-09 did not have a material impact on the consolidated financial statements.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

In November 2016, the FASB issued ASU No. 2016-18 (“ASU 2016-18”), Statement of Cash Flows (Topic 230): Restricted Cash. The standard requires that amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amount shown on the statement of cash flows. In addition, the standard requires disclosure of the nature of restrictions on cash balances and how the statement of cash flows reconciles to the balance sheet in any situation in which the balance sheet includes more than one line item of cash, cash equivalents and restricted cash. ASU 2016-18 is effective for the interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company’s adoption of ASU 2016-18 did not have a material impact on its consolidated financial statements. As of December 31, 2018, cash and cash equivalents of $11,241,000 and restricted cash of $169,000 on the consolidated balance sheet are presented on the consolidated statement of cash flows as $11,410,000 as the end-of-year balance of cash, cash equivalents and restricted cash. As of December 31, 2017, cash and cash equivalents of $11,544,000 and restricted cash of $181,000 on the consolidated balance sheet are presented on the consolidated statement of cash flows as $11,725,000 as the end-of-year balance of cash, cash equivalents and restricted cash.

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

Recent accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases (Topic 842) which modifies the lease recognition requirements and requires entities to recognize the assets and liabilities arising from leases on the balance sheet. ASU 2016-02 requires entities to use a modified retrospective approach for leases for the periods longer than twelve months that exist or are entered into after the beginning of the earliest comparative period in the financial statements. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company will adopt ASU 2016-02 in the first quarter of the fiscal year ending December 31, 2019. The adoption of ASU 2016-02 will not have a material impact on the Company’s consolidated financial statements, as the Company does not have any lease agreements for the periods longer than twelve months.

In June 2018, the FASB issued ASU No. 2018-07 (“ASU 2018-07”), Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. These amendments expand the scope of Topic 718, Compensation – Stock Compensation, which currently only includes share-based payments to employees, to include share-based payments issued to non-employees for goods or services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. ASU 2018-07 supersedes Subtopic 505-50, Equity – Equity-Based Payments to Non-Employees. The guidance is effective for public companies for the interim and annual periods beginning after December 15, 2018. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. At this time, the Company does not recognize the existence of any non-employee relationships involving share-based payments. The Company does not expect the adoption of ASU 2018-07 effective January 1, 2019, to have any material impact on the consolidated financial statements, as the Company has not entered into any transactions involving share-based payments with non-employees.

In August 2018, the FASB issued ASU No. 2018-13 (“ASU 2018-13”), Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 revises the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. This standard is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently in the process of evaluating the effects of this pronouncement on its financial statements.

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

Revenue is attributed by geographic region based on ship-to location of the Company’s customers. The following table summarizes revenue by geographic region:

	Year ended December 31,
	2018	2017
	(in thousands)

North America	$3,389	$4,057
Asia	478	942
Europe	11	45

Total revenue	$3,878	$5,044

The following table summarizes sales by product type:

	Year ended December 31,
	2018	2017
	(in thousands)

Optical	$3,781	$4,615
Wafer	—	9
Core	41	26
Research & development	56	394

Total revenue	$3,878	$5,044

The following table summarizes assets by geographic region:

	As of December 31,
	2018	2017
	(in thousands)

United States	$30,680	$30,037
Malaysia	5,110	5,007
Other	4	4
Total assets	$35,794	$35,048

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

3. INVESTMENTS

The Company invests its available cash primarily in U.S. Treasury securities, investment-grade commercial paper, FDIC guaranteed certificates of deposit, common stock and corporate notes. The Company’s investments are classified as available-for-sale debt securities and are carried at fair value with unrealized gains and losses recorded in accumulated other comprehensive income.

The following table presents the amortized cost, and gross unrealized gains and losses on all securities at December 31, 2018:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Short-term investments:
U.S. Treasury securities	$14,357	—	$(1)	$14,356
Total short-term investments	$14,357	$—	$(1)	$14,356

The following table presents the amortized cost, and gross unrealized gains and losses on all securities at December 31, 2017:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Short-term investments:
Commercial paper	$4,994	$—	$(1)	$4,993
Corporate notes/bonds	1,458	—	—	1,458
Total short-term investments	$6,452	$—	$(1)	$6,451

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash equivalents:
Money market funds	$2,821	$—	$—	$2,821
Investments:
Available-for-sales securities—current:
U.S. Treasury securities	—	14,356	—	14,356
Total	$2,821	$14,356	$—	$17,177

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2017:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash equivalents:
Money market funds	$4,575	$—	$—	$4,575
Investments:
Available-for-sales securities—current:
Commercial paper	—	4,993	—	4,993
Corporate notes/bonds	—	1,458	—	1,458
Total	$4,575	$6,451	$—	$11,026

There are no terms or conditions restricting the Company from redeeming any of its investments.

In addition to the debt securities noted above, the Company had approximately $8.4 million and $6.9 million of time deposits included in cash and cash equivalents as of December 31, 2018 and 2017, respectively.

4. SIGNIFICANT CUSTOMERS

For the year ended December 31, 2018, the Company had three customers that accounted for approximately 18%, 16% and 10% of its revenue. For the year ended December 31, 2017, the Company had two customers that accounted for approximately 18% and 13% of its revenue.

Customers individually representing more than 10% of trade receivables accounted for approximately 79% and 69% of accounts receivable as of December 31, 2018 and 2017, respectively.

5. ASSETS HELD FOR SALE AND LONG-LIVED ASSETS

When circumstances, such as adverse market conditions, indicate that the carrying value of a long-lived asset may be impaired, the Company performs an analysis to review the recoverability of the asset’s carrying value using estimates of the undiscounted cash flows (excluding interest charges) from the expected future operations of the asset. These estimates consider factors such as expected future operating income, operating trends and prospects, as well as the effects of demand, competition and other factors. If the analysis indicates that the carrying value is not recoverable from future cash flows, an impairment loss is recognized to the extent that the carrying value exceeds the estimated fair value. The estimated fair value of assets is determined using appraisal techniques which assume the highest and best use of the asset by market participants, considering the use of the asset that is physically possible, legally permissible, and financially feasible at the measurement date. Any impairment losses are recorded as operating expenses, which reduce net income.

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

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

As a result, for the year ended December 31, 2017, the Company recorded an impairment charge of $1.0 million on lower than expected sales prices for certain machinery and equipment held for sale, and identification of assets that will not be needed to support its current operations. Additionally, for the year ended December 31, 2017, the Company recorded an impairment charge of $4.0 million on its U.S. and Malaysia land and building assets for the difference between the net carrying value and estimated fair value. For the year ended December 31, 2018, the Company reviewed the current fair value of its assets and concluded no adjustments were needed. The Company will continue to assess our long-lived assets to ensure the carrying amount of these assets is still appropriate given any changes in the asset usage, marketplace and other factors used in determining the current fair value.

In September 2018, the Company completed the sale of its 134,400 square-foot manufacturing and office facility located in Batavia, Illinois, with the net book value of $5.9 million. The sale price for the property was $6.7 million, the Company realized net proceeds of approximately $6.4 million after the payment of real estate taxes, brokerage and legal fees, transfer taxes and other expenses, and recorded a gain on sale of this asset of $504,000.

In the year ended December 31, 2018, the Company completed individual sales and held auctions for equipment and consumable assets located at each of its U.S. properties, resulting in the sale of certain of its excess U.S. equipment and excess consumable assets, which had a total net book value of $1.6 million. In the beginning of 2018, the Company intended to sell a certain number of its crystal growth furnaces. Due to the changed needs and business plan, the Company reduced the number of furnaces it wanted to sell. The difference in the number of furnaces the Company originally intended to sell and the number it actually disposed of, had a net book value of $236,000. The additional furnaces that the Company decided to retain were reclassified from current assets held for sale to fixed assets held and used at December 31, 2018. Additionally, in the year ended December 31, 2018, the Company completed sales of Malaysia equipment with a total net book value of $131,000. Based on these sales, a gain on disposal of equipment and consumable assets of $2.9 million was recorded for the year ended December 31, 2018. Unsold excess Malaysia equipment continued to be classified as current assets held for sale at December 31, 2018.

The Company is pursuing the sale of its parcel of land in Batavia, Illinois, and the sale or lease of its 65,000 square-foot facility located in Penang, Malaysia. Although the Company cannot assure the timing of these sales, these properties were classified as current assets held for sale at December 31, 2018 and 2017, as it is the Company’s intention to complete these sales within the next twelve-month period.

In September 2018, the Company completed the purchase of a property located in Bensenville, Illinois. The purchase price for the property was approximately $2.3 million. Previously, the Company leased the Bensenville property and it was the headquarters of its operations and one of its growth facilities. The Company used its cash on hand to purchase the property.

6. STOCKHOLDERS’ EQUITY

Common stock

At the Company’s annual meeting of stockholders held on May 3, 2017, the Company’s stockholders approved amendments to the Company’s Eighth Amended and Restated Certificate of Incorporation (as amended, the “Certificate of Incorporation”) to (i) effect a reverse stock split of the Company’s common stock; and (ii) decrease the Company’s authorized number of shares of common stock to three times the number of shares of the Company’s common stock outstanding immediately following the reverse stock split. On May 3, 2017, following the annual meeting, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to (a) implement the reverse stock split at a ratio of 1-for-10; and (b) to reduce the number of authorized shares of common stock from 40,000,000 to 8,200,000, consequently reducing the number of total authorized shares from 45,000,000 to 13,200,000. With the completion of the reverse stock split, the Company’s shares began trading above the required $1.00 per share closing bid price, as required by the Listing Qualifications Department of NASDAQ. The share information has been retroactively reflected for the effects of this reverse stock split for all periods presented.

Preferred stock

At the Company’s annual meeting of stockholders held on May 10, 2018, the Company’s stockholders approved an amendment to the Certificate of Incorporation to decrease the Company’s authorized number of shares of preferred stock from 5,000,000 shares to 1,000,000 shares. The Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to decrease the authorized number of preferred shares, consequently reducing the number of total authorized shares from 13,200,000 to 9,200,000.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

Common shares reserved

As of December 31, 2018, the Company had reserved 119,258 shares of common stock for issuance upon the exercise of outstanding common stock options and vesting of RSUs. Also 295,067 shares of the Company’s common stock were reserved for future grants of stock options and RSUs (or other similar equity instruments) under the Rubicon Technology, Inc. 2016 Stock Incentive Plan (the “2016 Plan”) as of December 31, 2018.

7. STOCKHOLDER RIGHTS AGREEMENT

 On December 18, 2017, the Company entered into a Section 382 Rights Agreement with American Stock Transfer & Trust Company, LLC, as Rights Agent (the “Rights Agreement”) in an effort to protect stockholder value by attempting to diminish the risk that the Company’s ability to use its net NOLs to reduce potential future federal income tax obligations may become substantially limited. The Company’s ability to utilize its NOLs may be substantially limited if the Company experiences an "ownership change" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the "IRC"). The Rights Agreement is intended to act as a deterrent to any person acquiring beneficial ownership of 4.9% or more of the Company’s outstanding common stock without the approval of the Company’s Board of Directors (the “Board”).

The Board authorized the issuance of one Right for each outstanding share of common stock, par value $0.001 per share, of the Company, payable to stockholders of record date of the close of business on January 2, 2018. One Right will also be issued together with each share of the Company’s common stock issued after January 2, 2018 but before the Distribution Date (as defined below) and, in certain circumstances, after the Distribution Date. Subject to the terms, provisions and conditions of the Rights Agreement, if the Rights become exercisable, each Right would initially represent the right to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, of the Company (the “Series A Preferred Stock”) for a purchase price of $40.00. If issued, each one-thousandth of a share of Series A Preferred Stock would give the stockholder approximately the same dividend, voting and liquidation rights as does one share of common stock. However, prior to exercise, a Right does not give its holder any rights as a stockholder of the Company, including, without limitation, any dividend, voting or liquidation rights.

The Rights will not be exercisable until the earlier of (i) ten business days after a public announcement that a person has become an “Acquiring Person” by acquiring beneficial ownership of 4.9% or more of outstanding common stock (or, in the case of a person that had beneficial ownership of 4.9% or more of the outstanding common stock as of the close of business on December 18, 2017, by obtaining beneficial ownership of any additional shares of common stock representing 0.5% or more of the shares of common stock then outstanding (other than pursuant to a dividend or distribution paid or made by the Company on the outstanding shares of the common stock or pursuant to a split or subdivision of the outstanding shares of common stock) at a time such person still beneficially owns 4.9% or more of the outstanding common stock), and (ii) ten business days (or such later date as may be specified by the Board prior to such time as any person becomes an Acquiring Person) after the commencement of a tender or exchange offer by or on behalf of a person that, if completed, would result in such person becoming an Acquiring Person (the “Distribution Date”).

Until the Distribution Date, common stock certificates or the ownership statements issued with respect to uncertificated shares of common stock will evidence the Rights. Any transfer of shares of common stock prior to the Distribution Date will also constitute a transfer of the associated Rights. After the Distribution Date, separate rights certificates will be issued and the Rights may be transferred other than in connection with the transfer of the underlying shares of common stock unless and until the Board has determined to effect an exchange pursuant to the Rights Agreement (as described below).

In the event that a person becomes an Acquiring Person, each holder of a Right, other than Rights that are or, under certain circumstances, were beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter have the right to receive upon exercise of a Right and payment of the purchase price, a number of shares of the Company’s common stock (or, in certain circumstances, cash, property or other securities of the Company) having a market value equal to two times the purchase price. However, Rights are subject to redemption and exchange at the option of the Company.

In the event that, at any time following a person becoming an Acquiring Person, (i) the Company engages in a merger or other business combination transaction in which the Company is not the surviving corporation; (ii) the Company engages in a merger or other business combination transaction in which the Company is the surviving corporation and the common stock is changed or exchanged; or (iii) 50% or more of the Company’s assets, cash flow or earning power is sold or transferred, each holder of a Right (except Rights which have previously been voided) shall thereafter have the right to receive, upon exercise of the Right, common stock of the acquiring company having a value equal to two times the purchase price.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

At any time until the earlier of December 18, 2020, and ten calendar days following the first date of public announcement that a person has become an Acquiring Person or that discloses information which reveals the existence of an Acquiring Person or such earlier date as a majority of the Board becomes aware of the existence of an Acquiring Person, the Board may redeem the Rights in whole, but not in part, at a price of $0.001 per Right (the “Redemption Price”). The redemption of the Rights may be made effective at such time, on such basis and with such conditions as the Board in its sole discretion may establish. Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

At any time after a person becomes an Acquiring Person, the Board may, at its option, exchange the Rights (other than Rights that have become void), in whole or in part, at an exchange ratio of one share of common stock, or a fractional share of Series A Preferred Stock (or of a share of a similar class or series of the Company’s preferred stock having similar rights, preferences and privileges) of equivalent value, per Right (subject to adjustment). Immediately upon an exchange of any Rights, the right to exercise such Rights will terminate and the only right of the holders of Rights will be to receive the number of shares of common stock (or fractional share of Series A Preferred Stock or of a share of a similar class or series of the Company’s preferred stock having similar rights, preferences and privileges) equal to the number of such Rights held by such holder multiplied by the exchange ratio.

Each one one-thousandth of a share of Series A Preferred Stock, if issued: (i) will be nonredeemable and junior to any other series of preferred stock the Company may issue (unless otherwise provided in the terms of such other series), (ii) will entitle holders to preferential cumulative quarterly dividends in an amount per share of Series A Preferred Stock equal to the greater of (a) $1 or (b) 1,000 times the aggregate the dividends, if any, declared on one share of the Company’s common stock, (iii) will entitle holders upon liquidation (voluntary or otherwise) to receive $1,000 per share of Series A Preferred Stock plus an amount equal to accrued and unpaid dividends and distributions thereon, whether or not declared, (iv) will have the same voting power as one share of common stock, and (v) will entitle holders to a per share payment equal to the payment made on one share of the Company’s common stock, if shares of the common stock are exchanged via merger, consolidation, or a similar transaction. Because of the nature of the Series A Preferred Stock’s dividend, liquidation and voting rights, the value of a Unit of Series A Preferred Stock purchasable upon exercise of each Right should approximate the value of one share of common stock.

The Rights and the Rights Agreement will expire on the earliest of (i) December 18, 2020, (ii) the time at which the Rights are redeemed pursuant to the Rights Agreement, (iii) the time at which the Rights are exchanged in full pursuant to the Rights Agreement, (iv) the date that the Board determines that the Rights Agreement is no longer necessary for the preservation of material valuable Tax Benefits, (v) the beginning of a taxable year of the Company to which the Board determines that no NOL tax benefits may be carried forward, and (vi) a determination by the Board, prior to the time any Person becomes an Acquiring Person, that the Rights Agreement and the Rights are no longer in the best interests of the Company and its stockholders.

The Board may adjust the purchase price, the number of shares of Series A Preferred Stock or other securities or assets issuable and the number of outstanding Rights to prevent dilution that may occur as a result of certain events, including among others, a stock dividend, a stock split or a reclassification of the Series A Preferred Stock or common stock. With certain exceptions, no adjustments to the purchase price will be required until cumulative adjustments amount to at least 1% of the purchase price.

For so long as the Rights are redeemable, the Board may supplement or amend any provision of the Rights Agreement in any respect without the approval of the holders of the Rights. From and after the time the Rights are no longer redeemable, the Board may supplement or amend the Rights Agreement only to cure an ambiguity, to alter time period provisions, to correct inconsistent provisions, or to make any additional changes to the Rights Agreement which the Company may deem necessary or desirable, but only to the extent that those changes do not impair or adversely affect any Rights holder (other than an Acquiring Person or any Affiliate or Associate of an Acquiring Person or certain of their transferees) and do not result in the Rights again becoming redeemable or the Rights Agreement again becoming amendable other than in accordance with this sentence.

In connection with the adoption of the Rights Agreement and authorization and declaration of the dividend of the Rights, on December 18, 2017, the Company filed the Certificate of Designation with the Secretary of State of the State of Delaware. The Certificate of Designation became effective on December 18, 2017.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

8. STOCK INCENTIVE PLANS

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

The following table summarizes the activity of the stock incentive and equity plans:

	Shares available for grant	Number of options outstanding	Weighted- average option exercise price	Number of restricted stock shares issued	Number of RSUs outstanding
Outstanding at January 1, 2017	243,218	253,541	37.31	76,483	12,584
Granted	(85,071)	—	—	21,209	63,862
Exercised/issued	—	(938)	6.10	—	(53,625)
Canceled/forfeited	116,347	(127,039)	51.85	—	(437)
Outstanding at December 31, 2017	274,494	125,564	19.53	97,692	22,384
Granted	(47,953)	10,000	—	1,878	36,075
Exercised/issued	—	(938)	6.10	—	(5,300)
Canceled/forfeited	68,526	(65,543)	31.66	—	(2,983)
Outstanding at December 31, 2018	295,067	69,083	$12.10	99,570	50,176

The following table sets forth option grants made during 2018 with intrinsic value calculated based on grant date fair value.

Date of grant	Number of options granted	Exercise price	Intrinsic value per share
November 2018	10,000	$7.77	—

There is no intrinsic value because the exercise price per share of each option was equal to the fair value of the common stock on the date of grant.

No options were granted during 2017.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

At December 31, 2018, the exercise prices of outstanding options were as follows:

Exercise price	Number of options outstanding	Average remaining contractual life (years)	Number of options exercisable
$6.10 - $13.50	64,027	7.21	42,035
$40.10 - $44.10	4,255	2.74	4,255
$77.50 - $121.10	312	0.87	312
$194.90 - $226.90	489	1.19	489
	69,083	6.86	47,091

The weighted average grant date fair value of the options that became vested in the years ended 2018 and 2017 was $76,000 and $614,000, respectively.

The following table summarizes the activity of non-vested options:

	Non-vested options	Weighted- average option exercise price
Non-vested at January 1, 2017	148,983	$10.20
Vested	(47,618)	12.89
Cancelled	(54,523)	9.50
Non-vested at December 31, 2017	46,842	8.26
Granted	10,000	7.77
Vested	(8,413)	9.04
Cancelled	(26,437)	8.99
Non-vested at December 31, 2018	21,992	$6.86

The Company’s aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock. Based on the fair value of the common stock at December 31, 2018 and 2017, there was no aggregate intrinsic value for options outstanding and exercisable.

The Company used historical stock prices as the basis for its volatility assumptions. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The expected term for the year ended December 31, 2018, is based upon the Company’s median average life of its options. The forfeiture rate is based on the past history of forfeited options. The expense is being allocated using the straight-line method. For the years ended December 31, 2018 and 2017, the Company recorded $47,000 and $277,000, respectively, of stock option compensation expense. As of December 31, 2018, the Company has $79,000 of total unrecognized compensation cost related to non-vested options granted under the Company’s stock-based plans that it expects to recognize over a weighted-average period of 1.74 years.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the year ended December 31, 2018, the assumptions used for the estimated fair value at the date of option grant using the Black-Scholes option-pricing model were as follows:

2018
Weighted-average fair value per option	$6.09
Expected term	5.1 years
Risk-free interest rate	2.95%
Volatility	47%
Dividend yield	None
Forfeiture rate	24.43%

Pursuant to an employment agreement in March 2017, which was subsequently amended on May 12, 2017, the Company granted 30,902 and 59,098 RSUs to a key executive in years ended December 31, 2018 and 2017, respectively.

The following table summarizes the award vesting terms for the RSUs granted in 2018:

Number of RSUs	Target price
902	$11.00
15,000	$12.50
15,000	$14.00

The following table summarizes the award vesting terms for the RSUs granted in 2017:

Number of restricted stock units	Target price
15,000	$6.50
15,000	$8.00
15,000	$9.50
14,098	$11.00

The RSUs vest in the amounts set forth below on the first date the 15-trading day average closing price of the Company’s common stock equals or exceeds the corresponding target price for the common stock before May 12, 2021. At the time the negotiation of the terms of the employment agreement began, the closing price of the common stock was $5.50. On the date of grant, the closing price of the common stock was $6.30. During the twelve months ended December 31, 2017, the first three tranches of the grant vested. No additional tranches vested during the twelve months ended December 31, 2018.

The Company used Monte Carlo simulation model valuation technique to determine the fair value of RSUs granted because the awards vest based upon achievement of market price targets. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each RSU. The Company used the following assumptions in determining the fair value of the RSUs:

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

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

A summary of the Company’s RSUs is as follows:

	RSUs outstanding	Weighted-average price at time of grant	Aggregate intrinsic value
Non-vested RSUs as of January 1, 2017	12,584	$16.00
Granted	63,862	6.46
Vested	(53,625)	9.41
Cancelled	(437)	11.30
Non-vested RSUs as of December 31, 2017	22,384	4.65
Granted	36,075	7.88
Vested	(5,300)	8.51
Cancelled	(2,983)	8.88
Non-vested RSUs at December 31, 2018	50,176	$6.31	$396,319

The fair value of each RSU is the market price on the date of grant and is being recorded as compensation expense ratably over the vesting terms. For the years ended December 31, 2018 and 2017, the Company recorded $265,000 and $460,000 of RSU expense, respectively. The RSUs are forfeited by a participant upon termination for any reason, and there is no proportionate or partial vesting in the periods between the vesting dates. As of December 31, 2018, there was no unrecognized compensation cost related to the non-vested RSUs.

An analysis of restricted stock issued is as follows:

Non-vested restricted stock as of January 1, 2017	16,470
Granted	21,209
Vested	(32,775)
Non-vested restricted stock as of December 31, 2017	4,904
Granted	1,878
Vested	(4,328)

Non-vested restricted stock as of December 31, 2018	2,454

For the years ended December 31, 2018 and 2017, the Company recorded $69,000 and $160,000, respectively, of stock compensation expense related to restricted stock.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

9. INCOME TAXES

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”) which, among other provisions, reduced the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. The SEC issued guidance, Staff Accounting Bulletin 118, on accounting for the tax effects of the Act. The guidance allowed the Company to record provisional amounts for those impacts, with the requirement that the accounting be completed in a period not to exceed one year from the date of enactment. The Company has completed its accounting for the tax effects of enactment of the Act. The deemed inclusion from the repatriation tax increased from $3.9 million at the time of provision to $5.0 million at the time the calculation was finalized for the tax return. The increase of the inclusion related primarily to the refinement of Malaysia earnings and profits. As the Company is in a full valuation allowance position, an equal benefit adjustment was recorded for the impact of the increase of the deemed repatriation tax.

Components of income before income taxes and the income tax provision are as follows:

Income (loss) before income taxes

	Year ended December 31,
	2018	2017
	(in thousands)

U.S.	$1,017	$(17,104)
Foreign	(30)	(659)

Total	$987	$(17,763)

Income taxes

	Year ended December 31,
	2018	2017
	(in thousands)

Current
U.S.	$—	$—
State	—	—
Foreign	24	88
Total current income tax expense	24	88
Deferred
U.S.	—	—
State	—	—
Foreign	—	—
Total deferred income tax expense (benefit)	—	—
Total income tax expense (benefit)	$24	$88

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

The reconciliation of income tax computed at the federal statutory rate to income before taxes is as follows:

	Year ended December 31,
	2018	2017
U.S. federal statutory rate	(21)%	(33.6)%
State taxes net of federal benefit	(7.7)	(4.9)
Impact of new federal tax rate	0.0	157.8
Foreign rate differential and transactional tax	0.1	0.3
Tax credits	(14.0)	—
Valuation allowance	42.7	(118.4)
Other	(2.5)	(0.7)

	(2.4)%	0.5%

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s net deferred income taxes are as follows at December 31:

	2018	2017
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$2	$2
Inventory reserves	3,323	3,672
Consumables excess reserve	170	-
Accrued liabilities	55	4
Warrant interest expense	196	196
Stock compensation expense	881	2,022
State net operating loss	14,633	15,954
Net operating loss carryforward	38,525	37,856
Tax credits	740	999
Depreciation	2,993	5,117
Valuation allowance	(61,512)	(65,817)
Total deferred tax assets	6	5
Deferred tax liability:
Prepaid expenses	(6)	(5)
Net deferred tax liability	$-	$-

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

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements—(Continued)

In March 2016, the FASB issued ASU No. 2016-09 (“ASU 2016-09”), Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting which modifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted ASU 2016-09 at January 1, 2017, and the impact of adopting ASU 2016-09 for the twelve months ended December 31, 2017, was that the Company was required to bring the deferred tax assets related to off balance net operating losses onto the balance sheet. This increased the Company’s deferred tax assets by $10.3 million with a corresponding entry to retained earnings. Since the Company continues to be in a full valuation allowance, there was an entry made to the valuation allowance to offset the increase to the deferred tax assets with a corresponding entry to retained earnings.

In accordance with ASC740 “Accounting for Income Taxes” (“ASC740”), the Company evaluates its deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted. ASC740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. The Company is in a cumulative loss position for the past three years which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. Based on an evaluation in accordance with the accounting standards, as of December 31, 2018 and 2017, a valuation allowance of $61.5 million and $65.8 million, respectively, has been recorded against the net U.S. and Malaysia deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. Until an appropriate level of profitability is attained, the Company expects to maintain a full valuation allowance on its U.S. and Malaysia net deferred tax assets. Any U.S. or Malaysia tax benefits or tax expense recorded on the Company’s Consolidated Statement of Operations will be offset with a corresponding valuation allowance until such time that the Company changes its determination related to the realization of deferred tax assets. In the event that the Company changes its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

At December 31, 2018, the Company had separate Federal and Illinois NOL carryforwards of $181.1 million and $195.0 million, respectively, which begin to expire in 2021 and 2020, respectively. In addition, at December 31, 2018, the Company had Federal and Illinois research and development credits and Illinois investment tax credits of $662,000, $66,000 and $23,000, respectively, which begin to expire in 2019. Tax credits are accounted for using the flow-through method and therefore are taken in the year earned.

The Company completed an analysis of the utilization of NOLs subject to limits based upon certain ownership changes as of December 31, 2018. The results of this analysis indicated no ownership change limiting the utilization of net operating losses and tax credits.

The Company prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. At December 31, 2018 and 2017, the Company had $1.1 million of unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on the Company’s financial statements as an offset to the valuation allowance related to tax positions taken in 2012. It is not reasonably possible that the amount will change in the next twelve months. There were no material changes to prior year or current year positions taken during the year ended December 31, 2018.

There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2018 and 2017.

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

The Company’s federal tax returns for the periods ended December 31, 2010, 2008 and 2007 have been audited by the Internal Revenue Service (IRS) with no changes made to the Company’s taxable losses for those years. The Company’s state tax returns for the periods ended December 31, 2009 through 2012 have been audited by the Illinois Department of Revenue with no changes made to the Company’s taxable losses for those years. Due to the existence of NOL carryforwards, tax years ended December 31, 2001 through 2006, 2008, 2009 and 2011 through 2017 are open to examination by tax authorities for Federal purposes. Due to NOL carryforwards at the State level, tax years ended 2006 and 2008 through 2017 are open to examination by state tax authorities.

Due to the closing of the Rubicon Malaysia operations, the Company no longer considers the undistributed earnings of Rubicon Malaysia to be indefinitely reinvested. Upon liquidation of Rubicon Malaysia, it is anticipated any cash left after the liquidation will be brought back to the U.S. via a payment of principal towards the intercompany loan. A withholding tax will be payable to the Malaysian government on the interest portion of the loan. At December 31, 2018 and 2017, the Company accrued the withholding tax on the interest balance of the loan in the amount of $24,000 and $129,000, respectively, which represents the incremental tax.

10. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leased buildings used for manufacturing and offices. In the third quarter of 2018, the Company vacated its leased Franklin Park, Illinois, facility due to the expiration of its lease. Additionally, in September 2018, the Company completed the purchase of its Bensenville property, which the Company leased previously. The Company does not have any future lease obligations.

Net rent expense under operating leases in 2018 and 2017 amounted to $418,000 and $592,500, respectively.

Litigation

From time to time, the Company experiences routine litigation in the ordinary course of business. On October 31, 2018, the Company received a summons from Bartmann, Perales & Dolter, LLC, the former lessor of the Franklin Park, Illinois, property the Company leased previously, alleging that the Company owes $175,000 in overdue rent payments, property taxes and restoration costs. The Company intends to vigorously defend against these allegations and has asserted a counterclaim pursuant to the terms of the lease agreement for reimbursement of costs and expenses to maintain the condition and repair for said property. The management of the Company does not believe any pending litigation will have a material adverse effect on the financial condition or results of operations or cash flows of the Company.

11. BENEFIT PLAN

The Company sponsors a 401(k) savings plan (the “Plan”). Employees are eligible to participate in the Plan upon reaching 18 years of age. Employees make contributions to the Plan through payroll deferrals. Employer matching contributions are discretionary. There were no employer matching contributions for the years ended December 31, 2018 and 2017.

12. SUBSEQUENT EVENTS

In January 2019, the Company’s Malaysia facility was damaged by intruders. The Company cannot currently estimate the cost to restore the facility to its prior state.