Form 10-Q
period 2019-06-30
Rubicon Technology, Inc.
filed 2019-08-14
CIK 1410172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001 per share	RBCN	The NASDAQ Stock Market
Preferred Shares Purchase Rights

As of August 2, 2019, the Registrant had 2,677,463 shares of common stock, par value $.001 per share, outstanding.

RUBICON TECHNOLOGY, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended June 30, 2019

i

PART I FINANCIAL INFORMATION

Rubicon Technology, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(unaudited)
	(in thousands, other than share data)
Assets
Cash and cash equivalents	$9,637	$11,241
Restricted cash	169	169
Short-term investments	15,478	14,356
Accounts receivable, net	529	733
Inventories	1,941	2,130
Other inventory supplies	138	183
Prepaid expenses and other current assets	185	109
Assets held for sale	4,145	4,145
Total current assets	32,222	33,066
Property and equipment, net	2,717	2,728
Total assets	$34,939	$35,794

Liabilities and stockholders’ equity
Accounts payable	$367	$400
Accrued payroll	479	28
Accrued and other current liabilities	294	345
Corporate income and franchise taxes	279	286
Accrued real estate taxes	126	96
Advance payments	16	39
Total current liabilities	1,561	1,194
Total liabilities	1,561	1,194

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $.001 par value, 1,000,000 undesignated shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 8,200,000 shares authorized; 2,925,957 and 2,919,542 shares issued; 2,677,167 and 2,733,601 shares outstanding	29	29
Additional paid-in capital	376,035	375,979
Treasury stock, at cost, 248,790 and 185,941 shares	(12,714)	(12,213)
Accumulated other comprehensive income (loss)	1	(2)
Accumulated deficit	(329,973)	(329,193)
Total stockholders’ equity	33,378	34,600
Total liabilities and stockholders’ equity	$34,939	$35,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Technology, Inc.

Condensed Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(unaudited)
	(in thousands, other than share data)
Revenue	$769	$801	$1,689	$1,840
Cost of goods sold	729	921	1,314	1,853
Gross profit (loss)	40	(120)	375	(13)
Operating expenses:
General and administrative	928	692	1,354	1,314
Sales and marketing	69	106	164	225
Research and development	-	42	-	75
Gain on disposal of assets	(76)	(1,052)	(151)	(1,614)
Asset impairment charge	—	—	—	—
Income (loss) from operations	(881)	92	(992)	(13)
Other income:
Interest income	93	80	261	138
Unrealized gain (loss) on investments	(105)	—	(105)	—
Realized gain on investments	66	—	66	—
Realized (loss) on foreign currency translation	(3)	(16)	—	(2)
Total other income	51	64	222	136
Income (loss) before income taxes	(830)	156	(770)	123
Income tax expense	(6)	(6)	(10)	(13)
Net income (loss)	$(836)	$150	$(780)	$110
Net income (loss) per common share
Basic	$(0.31)	$0.05	$(0.29)	$0.04
Diluted	$(0.31)	$0.05	$(0.29)	$0.04
Weighted average common shares outstanding used in computing net income (loss) per common share
Basic	2,704,357	2,733,202	2,717,240	2,732,285
Diluted	2,704,357	2,739,198	2,717,240	2,735,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Technology, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(unaudited)
	(in thousands)
Net income (loss)	$(836)	$150	$(780)	$110
Other comprehensive income (loss):
Unrealized gain on investments, net of tax	21	1	3	1
Other comprehensive income	21	1	3	1
Comprehensive income (loss)	$(815)	$151	$(777)	$111

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Technology, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2019 and 2018

	Common stock		Treasury stock			Stockholders’ equity
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accum other comp loss	Accum deficit	Total stockholders’ equity
	(in thousands other than share data)
Balance at January 1, 2018	2,910,334	$29	(177,484)	$(12,148)	$375,611	$(3)	$(330,156)	$33,333
Stock-based compensation	—	—	—	—	21	—	—	21
Restricted stock issued	6,592	—	—	—	53	—	—	53
Common stock issued, net of shares withheld for employee taxes	249	—	—	—	89	—	—	89
Net loss	—	—	—	—	—	—	(40)	(40)
Balance at March 31, 2018	2,917,175	$29	(177,484)	$(12,148)	$375,774	$(3)	$(330,196)	$33,456
Stock-based compensation	—	—	—	—	18	—	—	18
Common stock issued, net of shares withheld for employee taxes	1,218	—	—	—	111	—	—	111
Net income	—	—	—	—		1	150	151
Balance at June 30, 2018	2,918,393	$29	(177,484)	$(12,148)	$375,903	$(2)	$(330,046)	$33,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common stock		Treasury stock			Stockholders’ equity
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accum other comp loss	Accum deficit	Total stockholders’ equity
	(in thousands other than share data)
Balance at January 1, 2019	2,919,542	$29	(185,941)	$(12,213)	$375,979	$(2)	$(329,193)	$34,600
Stock-based compensation	—	—	—	—	11	—	—	11
Common stock issued, net of shares withheld for employee taxes	1,946	—	—	—	—	—	—	—
Purchase of common stock, at cost	—	—	(3,999)	(31)	—	—	—	(31)
Unrealized loss on investments, net of tax	—	—	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	—	—	56	56
Balance at March 31, 2019	2,921,488	$29	(189,940)	$(12,244)	$375,990	$(21)	$(329,137)	$34,617
Stock-based compensation	—	—	—	—	9	—	—	9
Common stock issued, net of shares withheld for employee taxes	4,469	—	—	—	36	—	—	36
Purchase of common stock, at cost			(58,850)	(470)	—	—	—	(470)
Unrealized gain on investments, net of tax	—	—	—	—	—	22	—	22
Net income (loss)	—	—	—	—			(836)	(836)
Balance at June 30, 2019	2,925,957	$29	(248,790)	$(12,714)	$376,035	$1	$(329,973)	$33,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Technology, Inc.

Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2019	2018
	(unaudited) (in thousands)
Cash flows from operating activities
Net income (loss)	$(780)	$110
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	85	206
Net gain on sale or disposal of assets	(151)	(1,614)
Stock-based compensation	471	297
Changes in operating assets and liabilities:
Accounts receivable	204	211
Inventories	189	242
Other inventory supplies	44	72
Prepaid expenses and other assets	(76)	(560)
Accounts payable	(30)	(413)
Accrued payroll	37	(66)
Accrued real estate taxes	5	(100)
Corporate income and franchise taxes	(7)	(21)
Advanced payments	(22)	(24)
Accrued and other current liabilities	(54)	(15)
Net cash used in operating activities	(85)	(1,675)

Cash flows from investing activities
Purchase of property and equipment	(48)	—
Proceeds from sale or disposal of assets	151	3,195
Purchases of investments	(1,354)	(7,139)
Proceeds from sale of investments	235	102
Net cash used in investing activities	(1,016)	(3,842)

Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(2)	(5)
Purchases of common stock	(501)	—
Net cash used in financing activities	(503)	(5)

Net effect of currency translation	—	(1)
Net decrease in cash, cash equivalents and restricted cash	(1,604)	(5,523)
Cash, cash equivalents and restricted cash, beginning of period	11,410	11,725
Cash, cash equivalents and restricted cash, end of period	$9,806	$6,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Technology, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

1. BASIS OF PRESENTATION

Interim financial data

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements and should be read in conjunction with Rubicon Technology, Inc.’s (the “Company”) annual report filed on Form 10-K for the fiscal year ended December 31, 2018. The condensed consolidated balance sheet as of December 31, 2018 set forth therein was derived from audited financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Consolidated operating results for the three and six-month periods ended June 30, 2019, are not necessarily indicative of results that may be expected for the year ending December 31, 2019.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Rubicon Technology Worldwide LLC, Rubicon DTP LLC, Rubicon Technology BP LLC, Rubicon Sapphire Technology (Malaysia) SDN BHD and Rubicon Technology Hong Kong Limited. All intercompany transactions and balances have been eliminated in consolidation.

Investments

The Company invests available cash primarily in U.S. Treasury securities, investment grade commercial paper, FDIC guaranteed certificates of deposit, common stock and corporate notes. Investments classified as available-for-sale debt securities are carried at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Investments in equity securities are reported at fair value, with both realized and unrealized gains and losses recorded as unrealized gain (loss) on investments and realized gain on investments, in other income (expense), in the Consolidated Statements of Operations. Investments in which the Company has the ability and intent, if necessary, to liquidate are classified as short-term.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. In November 2018, the Company’s Board of Directors authorized a program to repurchase up to $3 million of the Company’s common stock (“Common Stock”). The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions. The timing, price and volume of repurchases are based upon market conditions, relevant securities laws and other factors. The stock repurchase plan expires on November 19, 2021 and may be terminated at any time.

On June 10, 2019, the Company acquired 12,818 shares of Common Stock at a price of $8.12 per share from Michael Mikolajczyk, the Company’s Chairman of the Audit Committee and the Board of Directors. This purchase was unanimously approved by all of the disinterested directors of the Company. It is included in the purchase activity set forth below.

Share repurchase activity during the three months ended June 30, 2019, was as follows:

Periods	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (in thousands)
April 1, 2019 to April 30, 2019	9,282	$7.81	9,282	$2,830
May 1, 2019 to May 31, 2019	35,350	7.94	35,350	2,549
June 1, 2019 to June 30, 2019	14,218	8.13	14,218	2,433

Total	58,850

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

Inventories consisted of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Raw materials	$468	$468
Work-in-process	1,015	1,322
Finished goods	458	340
	$1,941	$2,130

Property and equipment

Property and equipment consisted of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Machinery, equipment and tooling	$3,340	$3,293
Buildings	1,711	1,686
Information systems	820	819
Land and land improvements	594	594
Furniture and fixtures	8	8
Total cost	6,473	6,400
Accumulated depreciation and amortization	(3,757)	(3,672)
Property and equipment, net	$2,716	$2,728

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

For the year ended December 31, 2018, the Company reviewed the current fair value of its assets and concluded no adjustments were needed. Additionally, no adjustments were recorded for the three and six months ended June 30, 2019. The Company will continue to assess its long-lived assets to ensure the carrying amount of these assets is still appropriate given any changes in the asset usage, marketplace and other factors used in determining the current fair value.

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

The Company completed a sale of excess consumable assets in the amount of approximately $76,000 during the three months ended June 30, 2019. For the six months ended June 30, 2019, the Company sold $151,000 of excess consumable assets. Unsold excess Malaysia equipment continued to be classified as current assets held for sale at June 30, 2019 and December 31, 2018.

The Company is pursuing the sale of its parcel of land in Batavia, Illinois, and the sale or lease of its 65,000 square-foot facility located in Penang, Malaysia. Although the Company cannot assure the timing of these sales, these properties were classified as current assets held for sale at June 30, 2019 and December 31, 2018, as it is the Company’s intention to complete these sales within the next twelve-month period. The Company cannot guarantee that it will be able to successfully complete the sale or lease of any assets.

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

Government Contracts

In 2012, the Company signed a contract with the Air Force Research Laboratory to produce large-area sapphire windows on a cost plus fixed fee basis. The deliverables under this contract included development of machinery and technology to be able to produce large-area sapphire windows, prove the concept of growing large windows with that equipment and delivery of large-area sapphire windows. The Company recorded research and development revenue related to this contract on a gross basis over the contractually defined period of time as the obligations were completed, using the input method of measuring progress, which recognizes revenue as resources are consumed, labor hours expended and costs are incurred, plus a portion of the fixed fee. For the three and six months ended June 30, 2018, the same amount of revenue of $56,000 was recorded, as no revenue was recorded for the three months ended March 31, 2018. As the Company has completed this contract in 2018, all revenues corresponding to the total value of the contract of $4.7 million have been recognized as of December 31, 2018. Therefore no additional research and development revenue was recorded for the three and six months ended June 30, 2019. At June 30, 2019, the estimated costs to complete the contract were in excess of the contract value. In reviewing its current estimates, the Company expects its remaining payments to be less than $200,000, which has previously been accrued.

The Company does not provide maintenance or other services and it does not have sales that involve bill & hold arrangements, multiple elements or deliverables. However, the Company does provide product warranty for up to 90 days, for which the Company has accrued a warranty reserve of $3,000 and $8,000 at June 30, 2019 and December 31, 2018, respectively.

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

Diluted net income (loss) per common share was the same as basic net income (loss) per common share for the three and six months ended June 30, 2019 and 2018, because the effects of potentially dilutive securities did not have a material impact on the calculation of diluted net income (loss) per share. The Company had outstanding options exercisable into 32,126 and 27,000 shares of the Company’s common stock that would have had an anti-dilutive effect at June 30, 2019 and 2018, respectively.

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

3. INVESTMENTS

The Company invests its available cash primarily in U.S. Treasury securities, investment grade commercial paper, FDIC guaranteed certificates of deposit, common stock and corporate notes. Investments classified as available-for-sale debt securities are carried at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Investments in equity securities are reported at fair value, with both realized and unrealized gains and losses recorded as unrealized gain (loss) on investments and realized gain on investments, in other income (expense), in the consolidated statements of operations.

The following table presents the amortized cost and gross unrealized losses on all securities at June 30, 2019:

	Amortized cost	Gross unrealized gains	Gross unrealized losses		Fair value
	(in thousands)
Short-term investments:
U.S. Treasury securities	$14,522	$2	$		$14,524
Common stock	1,059	29		(134)	$954
Total short-term investments	$15,581	$31		$(134)	$15,478

The following table presents the amortized cost and gross unrealized losses on all securities at December 31, 2018:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Short-term investments:
U.S. Treasury securities	$14,357	—	(1)	14,356
Total short-term investments	$14,357	$—	$(1)	$14,356

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2019:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash equivalents:
Money market funds	$3,873	$—	$—	$3,873
Investments:
Available-for-sale securities — current:
U.S. Treasury securities	—	14,524	—	14,524
Common stock	954	—	—	954
Total	$4,827	$14,524	$—	$19,351

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash equivalents:
Money market funds	$2,821	$—	$—	$2,821
Investments:
Available-for-sale securities — current:
U.S. Treasury securities	—	14,356	—	14,356
Total	$2,821	$14,356	$—	$17,177

There are no terms or conditions restricting the Company from redeeming any of its investments.

In addition to the debt securities noted above, the Company had approximately $5.7 million and $8.4 million of time deposits included in cash and cash equivalents as of June 30, 2019 and December 31, 2018, respectively.

4. SIGNIFICANT CUSTOMERS

For the three months ended June 30, 2019, the Company had three customers individually that accounted for approximately 19%, 17% and 12%, of revenue. For the three months ended June 30, 2018, the Company had three customers individually that accounted for approximately 21%, 15% and 13% of revenue. For the six months ended June 30, 2019, the Company had three customers that accounted for approximately 20%, 18% and 15% of revenue. For the six months ended June 30, 2018, the Company had three customers that accounted for approximately 15%, 15% and 10% of revenue. No other customer accounted for 10% or more of the Company’s revenues during the three and six months ended June 30, 2019 and 2018.

Customers individually representing more than 10% of trade receivables accounted for approximately 69% and 79% of accounts receivable as of June 30, 2019 and December 31, 2018, respectively.

5. STOCKHOLDERS’ EQUITY

Common shares reserved

As of June 30, 2019, the Company had reserved 80,030 shares of common stock for issuance upon the exercise of outstanding common stock options and vesting of RSUs. Also, 328,660 shares of the Company’s common stock were reserved for future grants of stock options and RSUs (or other similar equity instruments) under the Rubicon Technology, Inc. 2016 Stock Incentive Plan (the “2016 Plan”) as of June 30, 2019.

On May 30, 2019, the Company’s Compensation Committee determined that the Chief Executive Officer satisfied the criteria to earn his 2018 objective based bonus and therefore is entitled to be granted 49,000 shares (“Bonus Shares”) of the Company’s Common Stock. The Bonus Shares have not been issued as of this date and are likely to be issued in the third quarter of 2019. The Company recognized an expense of $414,000 during the three months ended June 30, 2019 for the granting of the Bonus Shares. The share information set forth in this Report on Form 10-Q does not include the Bonus Shares.

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

6. STOCK INCENTIVE PLANS

In August 2007, the Company adopted the Rubicon Technology Inc. 2007 Stock Incentive Plan, which was amended and restated effective in June 2011 (the “2007 Plan”), and which allowed for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance awards and bonus shares. The maximum number of shares that could be awarded under the 2007 Plan was 440,769 shares. Options granted under the 2007 Plan entitled the holder to purchase shares of the Company’s common stock at the specified option exercise price, which could not be less than the fair value of the common stock on the grant date. On June 24, 2016, the plan terminated with the adoption of the Rubicon Technology, Inc. 2016 Stock Incentive Plan, (the “2016 Plan”). Any existing awards under the 2007 Plan remain outstanding in accordance with their current terms under the 2007 Plan.

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

Pursuant to the 2016 Plan, 328,660 shares of the Company’s common stock plus any shares subject to outstanding awards under the 2007 Plan that subsequently expire unexercised, are forfeited without the delivery of shares or are settled in cash, will be available for issuance under the 2016 Plan. The 2016 Plan will automatically terminate on March 17, 2026, unless the Company terminates it sooner.

The following table summarizes the activity of the stock incentive and equity plans as of June 30, 2019, and changes during the six months then ended:

	Shares available for grant	Number of options outstanding	Weighted- average option exercise price	Number of restricted stock shares issued	Number of RSUs outstanding
At January 1, 2019	295,067	69,083	$12.10	99,570	50,176
Granted	(925)	—	—	—	925
Exercised/issued	—	—	—	—	(5,636)
Cancelled/forfeited	34,518	(34,518)	12.58	—	—
At June 30, 2019	328,660	34,565	$11.62	99,570	45,465

The Company’s aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock. Based on the fair value of the common stock at June 30, 2019, there was $53,977 of intrinsic value arising from 32,126 stock options exercisable and outstanding.

The Company uses the Black-Scholes option pricing model to value stock options. The Company uses historical stock price average to determine its volatility assumptions. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The expected term is based upon the vesting term of the Company’s options. The forfeiture rate of 28.99% is based on the history of forfeited options. The expense is allocated using the straight-line method. For the three and six months ended June 30, 2019, the Company recorded $6,000 and $13,000, respectively, of stock option compensation expense. For the three and six months ended June 30, 2018, the Company recorded $13,000 and $30,000, respectively, of stock option compensation expense. As of June 30, 2019, the Company had $53,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s stock-based plans that it expects to recognize over a weighted-average period of 1.25 years.

A summary of the Company’s non-vested options during the six months ended June 30, 2019, is presented below:

	Options	Weighted- average exercise price
Non-vested options at January 1, 2019	21,992	$6.86
Granted	—	—
Vested	—	—
Canceled/forfeited	(1,874)	6.10
Non-vested options at June 30, 2019	20,118	$6.93

Pursuant to an employment agreement, the Company granted 30,902 and 59,098 RSUs to a key executive in 2018 and 2017, respectively.

The following table summarizes the award vesting terms for the remaining unvested RSUs under this grant:

Number of RSUs	Target price
15,000	$11.00
15,000	$12.50
15,000	$14.00

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

For the three and six months ended June 30, 2019, the Company recorded $7,000 and $7,000, respectively, of RSU expense. For the three months and six months ended June 30, 2018, the Company recorded $115,000 and $206,000, respectively, of RSU expense. As of June 30, 2019, there was no compensation cost related to the non-vested RSUs remaining.

A summary of the Company’s RSUs for the six month period ended June 30, 2019, is presented below:

	RSUs outstanding	Weighted average price at time of grant	Aggregate intrinsic value
Non-vested RSUs as of January 1, 2019	50,176	$6.31
Granted	925	7.95
Vested	(5,636)	7.36
Cancelled	—	—
Non-vested RSUs at June 30, 2019	45,465	$6.22	$282,684

For the three and six months ended June 30, 2019, the Company recorded $3,000 and $7,000, respectively, of stock compensation expense related to restricted stock. For the three and six months ended June 30, 2018, the Company recorded $4,000 and $61,000, respectively, of stock compensation expense related to restricted stock.

In 2018, all non-employee directors received an annual fee of $20,000 cash, payable quarterly. From January 1, 2018, to the 2018 Annual Meeting of Stockholders, the directors in the aggregate earned $15,000 in stock, which was equal to 1,878 shares of restricted common stock. Thereafter, at every Annual Meeting, beginning in 2018, non-employee directors receive $10,000 in RSUs which vest on the day immediately preceding the next following Annual Meeting of Stockholders.

For the three months ended June 30, 2019, $30,000 in RSUs were issued to our directors. For the three months ended June 30, 2018, 6,592 shares of restricted stock were issued to our directors. As of June 30, 2019 and December 31, 2018, outstanding non-vested restricted stock shares were 0 and 2,454 respectively.

For the six months ended June 30, 2018, 1,878 shares of restricted common stock were issued to outside directors.

An analysis of restricted stock outstanding is as follows:

Non-vested restricted stock as of January 1, 2019	2,454
Granted	—
Vested	(2,454)
Non-vested restricted stock as of June 30, 2019	—

The Company recognized an expense of $414,000 during the three months ended June 30, 2019 for the granting of the Bonus Shares. The share information set forth in this Report on Form 10-Q does not include the Bonus Shares.

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

Contingent Payments Related to Direct Dose

In May 2019, the Company formed Rubicon DTP LLC (“Rubicon DTP”) in order to launch a Direct to Patient (DTP) pharmacy solution under the brand names - Direct Dose Rx and Rubicon Rx. On May 17, 2019, the Company acquired certain equipment and other assets from an Indiana based pharmacy operation (“Seller”), including its licenses to operate in 11 states. Direct Dose Rx is focused on the delivery of prescription medication, over-the-counter drugs and vitamins (“Meds”) to skilled nursing facilities and hospitals for patients that are being discharged. Rubicon Rx will deliver Meds to patients at their homes. The Company has concluded that as of June 30, 2019 this transaction was not material to its financial statements.

The Company has a contingent liability to Seller in the amount of $500,000 in the event that, for the time period between May 17, 2019 and December 31, 2019, Rubicon DTP’s revenue is equal to or greater than $4,185,000.

The Company has an additional contingent liability to Seller in the amount of $500,000 in the event that, for the time period between January 1, 2020 and December 31, 2020, Rubicon DTP’s revenue is equal to or greater than $7,500,000.

The Company has an additional contingent liability to Seller if Rubicon DTP is sold for greater than $12 million on or before May 17, 2022, in an amount equal to one of the following: (a) if the aggregate consideration paid for Rubicon DTP is greater than $12 million, but equal to or less than $30 million, then $1.5 million; (b) if the aggregate consideration paid for Rubicon DTP is greater than $30 million, but equal to or less than $60 million, then $2.0 million; (c) if the aggregate consideration paid for Rubicon DTP is greater than $60 million, but less than $100 million, then $3.0 million; or (d) if the total consideration paid for Rubicon DTP is greater than or equal to $100 million, then $4.5 million.

Although it is possible that the Company meets one or more of the various targets and is required to make some or all of the above described payments, the Company believes the likelihood is remote.

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

The Company is subject to taxation in the U.S., Malaysia and in a U.S. state jurisdiction. On a quarterly basis, the Company assesses the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment, and multiple factors, both positive and negative, are considered. For the period ended June 30, 2019, a valuation allowance has been included in the 2019 forecasted effective tax rate. The Company is in a cumulative loss position for the past three years, which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. Under the accounting standards, objective verifiable evidence is given greater weight than subjective evidence such as the Company’s projections for future growth. Based on an evaluation in accordance with the accounting standards, as of December 31, 2015, a valuation allowance has been recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all available evidence. At June 30, 2019, the Company continues to be in a three-year cumulative loss position, therefore, until an appropriate level of profitability is attained, the Company expects to maintain a full valuation allowance on its U.S. and Malaysia net deferred tax assets. Any U.S. and Malaysia tax benefits or tax expense recorded on the Company’s consolidated statements of operations will be offset with a corresponding adjustment from the use of the net operating loss (“NOL”) carryforward asset which currently has a full valuation allowance. In the event that the Company changes its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

The tax provision for the six months ended June 30, 2019, is based on an estimated combined statutory effective tax rate. The Company recorded for the three and six months ended June 30, 2019, a tax expense of $6,000 and $10,000, respectively, for an effective tax rate of 0.74% and 1.29%, respectively. For the three and six months ended June 30, 2019 the difference between the Company’s effective tax rate and the U.S. federal 21% statutory rate and state 6.2% (net of federal benefit) statutory rate was primarily related to the change in the Company’s U.S. and Malaysia valuation allowances, U.S. research and development credit, Malaysia foreign tax rate differential and Malaysia withholding taxes on intercompany loan interest.

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

OVERVIEW

Rubicon Technology Worldwide LLC – Sapphire

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

Historically, a significant portion of our revenue has been derived from sales to relatively few customers. For the three months ended June 30, 2019, we had had three customers individually that accounted for approximately 19%, 17% and 12% of revenue. For the three months ended June 30, 2018, we had three customers individually that accounted for approximately 21%, 15% and 13% of revenue. For the six months ended June 30, 2019, we had had three customers individually that accounted for approximately 20%, 18% and 15% of revenue. For the six months ended June 30, 2018, we had three customers individually that accounted for approximately 15%, 15% and 10% of revenue. Our principal customers have been defense subcontractors, industrial manufacturers, fabricators and resellers. No other customer accounted for 10% or more of our revenues during the three and six months ended June 30, 2019 and 2018. We expect our sales to continue to be concentrated among a small number of customers. However, we also expect that our significant customers may change from time to time.

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

Other income consists of interest income, unrealized gain (loss) on investments, realized gain on investments and realized gains (loss) on currency translation.

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

Rubicon DTP LLC d/b/a Direct Dose Rx

In May 2019, the Company formed Rubicon DTP LLC in order to launch a Direct to Patient (DTP) pharmacy solution under the brand names - Direct Dose Rx and Rubicon Rx. On May 17, 2019, pursuant to the Asset Purchase Agreement (“Direct Dose APA”), by and among Wellfount Corporation, Rubicon DTP LLC, and Rubicon Technology, Inc., dated as of May 17, 2019, the Company acquired certain equipment and operating assets from an Indiana based pharmacy operation, including its licenses to operate in 11 states. Direct Dose Rx is focused on the delivery of prescription medication, over-the-counter drugs and vitamins (“Meds”) to skilled nursing facilities and hospitals for patients that are being discharged. Rubicon Rx will deliver Meds to patients at their homes.

Rubicon is in the process of negotiating agreements with drug wholesalers, applying for licenses with pharmacy benefit management companies (PBMs) and renewing or creating partnerships with skilled nursing facilities (SNFs). Direct Dose Rx and Rubicon Rx is currently operated from a leased facility located in Indianapolis, Indiana.

For additional terms relating to the acquisition, including certain earn-out payments at the end of 2019, 2020 and upon the sale of the business if it occurs prior to the third anniversary of the transaction, please review the Asset Purchase Agreement (“Direct Dose APA”), by and among Wellfount Corporation, Rubicon DTP LLC, and Rubicon Technology, Inc., dated as of May 17, 2019, filed as an exhibit hereto.

RESULTS OF CONSOLIDATED OPERATIONS THREE MONTHS ENDED JUNE 30, 2019 AND 2018

The following table sets forth our consolidated statements of operations for the periods indicated:

	Three months ended June 30,
	2019	2018
	(in thousands)
Revenue	$769	$801
Cost of goods sold	729	921
Gross profit (loss)	40	(120)
Operating expenses:
General and administrative	928	692
Sales and marketing	69	106
Research and development	—	42
Gain on sale or disposal of assets	(76)	(1,052)
Total operating expenses	(921)	212
Income (loss) from operations	(881)	92
Other income	51	64
Income (loss) before income taxes	(830)	156
Income tax expense	(6)	(6)
Net income (loss)	$(836)	$150

The following table sets forth our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Three months ended June 30,
	2019	2018
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	95	113
Gross profit (loss)	5	(13)
Operating expenses:
General and administrative	121	87
Sales and marketing	9	13
Research and development	—	13
Gain on sale or disposal of assets	(10)	(139)
Total operating expenses	(120)	26
Income (loss) from operations	(115)	13
Other income	7	13
Income (loss) before income taxes	(108)	26
Income tax expense	1	—
Net income (loss)	(109)%	26%

Revenue. Revenue was $769,000 and $801,000 for the three months ended June 30, 2019 and 2018, respectively, a decrease of $32,000. This decrease in revenue from our optical and industrial sapphire business was due to an increased emphasis on limiting our sales to profitable orders; also, due to fluctuations in demand and timing of orders.

Gross profit/(loss). Gross profit/(loss) was $40,000 and $(120,000) for the three months ended June 30, 2019 and 2018, respectively, an increase of $160,000. This improvement was primarily attributable to a decrease in production costs, as a result of the consolidation of our facilities and improved production efficiency.

General and administrative expenses. General and administrative expenses were $928,000 and $692,000 for the three months ended June 30, 2019 and 2018, respectively, an increase of $236,000. The increase was largely attributable to a non-cash stock grant expense of $414,000 and by approximately $22,000 for costs and expenses related to the due diligence and negotiation of the Direct Dose APA. This was partially offset by a reduction in employee compensation costs of $85,000 on a lower headcount, lower office maintenance and insurance policies of $65,000 and lower audit, tax and consulting fees of $46,000.

Sales and marketing expenses. Sales and marketing expenses were $69,000 and $106,000 for the three months ended June 30, 2019 and 2018, respectively, a decrease of $37,000. The decrease in sales and marketing expenses was primarily attributable to a decrease in employee compensation costs of approximately $10,000 and a decrease in exhibition, travel and meal expenses of $27,000.

Research and development expenses. Research and development expenses were $42,000 for the three months ended June 30, 2018. We did not record any expenses attributable to the research and development in the three months ended June 30, 2019, which resulted in a decrease of $42,000. This was attributable to a temporary suspension of research and development activities.

Gain on sale or disposal of assets. For the three months ended June 30, 2019, we recorded a gain on sale or disposal of excess equipment of $76,000. In 2018, we held multiple auctions and completed individual sales of certain of our excess equipment and consumable assets located in the U.S. and Malaysia. As the result of these sales, for the three months ended June 30, 2018, we recorded a gain on disposal of assets of $1,052,000 on the sales of fully depreciated and previously written down equipment, small tools and consumable assets.

Other income. Other income was $51,000 and $64,000 for the three months ended June 30, 2019 and 2018, respectively, a decrease of $13,000.

Income tax (benefit) expense. In accordance with ASC740 “Accounting for Income Taxes” (“ASC740”), we evaluate our deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted. At June 30, 2019, we continue to be in a three-year cumulative loss position; therefore, until an appropriate level of profitability is attained, we expect to maintain a valuation allowance on net deferred tax assets related to future U.S. and Malaysia tax benefits and will no longer accrue tax benefits or tax expense on our Consolidated Statements of Operations. The tax provision for the three months ended June 30, 2019, is based on an estimated combined statutory effective tax rate. For the three months ended June 30, 2019, the difference between the Company’s effective tax rate of 0.74% and the U.S. federal 21% statutory rate and state 6.2% (net of federal benefit) statutory rate was primarily related to the change in our U.S. and Malaysia NOL valuation allowances, U.S. research and development credit, Malaysia foreign tax rate differential and Malaysia withholding taxes on intercompany loan interest.

RESULTS OF CONSOLIDATED OPERATIONS SIX MONTHS ENDED JUNE 30, 2019 AND 2018

The following table sets forth our consolidated statements of operations for the periods indicated:

	Six months ended June 30,
	2019	2018
	(in thousands)
Revenue	$1,689	$1,840
Cost of goods sold	1,314	1,853
Gross profit (loss)	375	(13)
Operating expenses:
General and administrative	1,354	1,314
Sales and marketing	164	225
Research and development	—	75
Gain on sale or disposal of assets	(151)	(1,614)
Total operating expenses	(1,367)	1
Loss from operations	(992)	(13)
Other income	222	136
Income (loss) before income taxes	(770)	123
Income tax expense	10	13
Net income (loss)	$(780)	$110

The following table sets forth our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Six months ended June 30,
	2019	2018
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	78	100
Gross profit	22	—
Operating expenses:
General and administrative	80	72
Sales and marketing	10	11
Research and development	—	6
Gain on sale or disposal of assets	(9)	(89)
Total operating expenses	81	—
Loss from operations	(59)	—
Other income	13	6
Income (loss) before income taxes	(46)	6
Income tax expense	1	—
Net income (loss)	(47)%	6%

Revenue. Revenue was $1,689,000 and $1,840,000 for the six months ended June 30, 2019 and 2018, respectively, a decrease of $151,000. This decrease in revenue from our optical and industrial sapphire business was due to an increased emphasis on limiting our sales to profitable orders; also, due to fluctuations in demand and timing of orders.

Gross profit/(loss). Gross profit/(loss) was $375,000 and $(13,000) for the six months ended June 30, 2019 and 2018, respectively, an increase of $388,000. This improvement was primarily attributable to an increase in pricing and a decrease in production costs of $370,000, as a result of improved production efficiency. Additionally, based on a revised estimate, we recorded an adjustment of $28,000 of expected remaining payments related to our government contract.

General and administrative expenses. General and administrative expenses were $1,354,000 and $1,314,000 for the six months ended June 30, 2019 and 2018, respectively, an increase of $40,000. The increase was largely attributable to non-cash stock grant expense of $414,000 and by approximately $22,000 for costs and expenses related to the due diligence and negotiation of the Direct Dose APA. This was partially offset by a reduction in employee compensation costs of $191,000 on a lower headcount. The Company also experienced a decrease in the administrative office maintenance, connectivity and business insurance costs of $125,000 on renegotiated contracts and policies. Additionally, we recorded lower audit and tax consulting expense of $105,000. The general and administrative expenses for the six months ended June 30, 2018 was lower due to an adjustment of $43,000 due to the reimbursement of legal expenses, which was related to a recovery of certain SEC compliance counsel costs.

Sales and marketing expenses. Sales and marketing expenses were $164,000 and $225,000 for the six months ended June 30, 2019 and 2018, respectively, a decrease of $61,000. The decrease in sales and marketing expenses was primarily attributable to a decrease in employee compensation costs on a lower headcount of approximately $36,000 and a decrease in exhibition and travel expenses.

Research and development expenses. Research and development expenses were $75,000 for the six months ended June 30, 2018. We did not record any expenses attributable to the research and development in the six months ended June 30, 2019, which resulted in a decrease of $75,000. This was attributable to a temporary suspension of research and development activities.

Gain on sale or disposal of assets. For the six months ended June 30, 2019, we recorded a gain on sale or disposal of excess equipment of $151,000. In 2018, we held multiple auctions and completed individual sales of certain of our excess equipment and consumable assets located in the U.S. and Malaysia. As the result of these sales, for the six months ended June 30, 2018, we recorded a gain on disposal of assets of $1,614,000 on the sales of fully depreciated and previously written down equipment, small tools and consumable assets.

Other income. Other income was $222,000 and $136,000 for the six months ended June 30, 2019 and 2018, respectively, an increase of $86,000. The increase in other income was primarily due to better money management and an increase in interest rates.

Income tax (benefit) expense. In accordance with ASC740 “Accounting for Income Taxes” (“ASC740”), we evaluate our deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted. At June 30, 2019, we continue to be in a three-year cumulative loss position; therefore, until an appropriate level of profitability is attained, we expect to maintain a valuation allowance on net deferred tax assets related to future U.S. and Malaysia tax benefits and will no longer accrue tax benefits or tax expense on our Consolidated Statements of Operations. The tax provision for the six months ended June 30, 2019, is based on an estimated combined statutory effective tax rate. For the six months ended June 30, 2019, the difference between the Company’s effective tax rate of 1.29% and the U.S. federal 21% statutory rate and state 6.2% (net of federal benefit) statutory rate was primarily related to the change in our U.S. and Malaysia NOL valuation allowances, U.S. research and development credit, Malaysia foreign tax rate differential and Malaysia withholding taxes on intercompany loan interest.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations using a combination of issuances of common stock and cash generated from our operations. In addition to this, recently, we have used the funds obtained through selling our excess equipment to fund our operations.

As of June 30, 2019, we had cash, cash equivalents and short-term investments totaling $25.1 million, including cash of $5.7 million held in deposits at major banks, $3.9 million invested in money market funds and $15.5 million of short-term investments including U.S. Treasury securities, investment grade commercial paper, FDIC guaranteed certificates of deposit, common stock and corporate notes.

Cash flows from operating activities

The following table represents the major components of our cash flows from operating activities for the six months ended June 30, 2019 and 2018:

	Six months ended June 30,
	2019	2018
	(in thousands)
Net income (loss)	$(780)	$110
Non-cash items:
Depreciation and amortization	85	206
Net gain on sale or disposal of assets	(151)	(1,614)
Stock-based compensation	471	297

Total non-cash items:	405	(1,111)
Working capital:
Accounts receivable	204	211
Inventories	233	314
Prepaid expenses and other assets	(76)	(560)
Other accruals	(71)	(640)
Total working capital items:	290	(675)
Net cash provided by (used in) operating activities	$(85)	$(1,676)

Cash used by operating activities was $85,000 for the six months ended June 30, 2019. During such period, we generated a net loss of $780,000, including non-cash items of $405,000, and an increase in cash from net working capital of $290,000. The net working capital cash increase was primarily driven by a decrease in accounts receivable of $204,000 on collected balances and a decrease of $233,000 in raw materials, work-in-process and consumable parts inventories used in operations. This was partially offset by an increase in prepaid expenses and other assets of $76,000 on renewed insurance policies and annual contracts.

Cash used in operating activities was $1,676,000 for the six months ended June 30, 2018. During such period, we generated a net income of $110,000, including non-cash items of $(1,111,000), and a decrease in cash from net working capital of $675,000. The net working capital cash decrease was primarily driven by an increase in prepaid expenses and other assets of $560,000 due to collections on sales of assets completed after the end of the period. Additionally, we experienced a decrease in accounts payable of $413,000 and a decrease in other accruals of $227,000 on decreased spending. This was partially offset by a decrease of $314,000 in raw materials, work-in-process and consumable parts inventories used in operations, and a decrease in accounts receivable of $211,000 on lower sales volume.

Cash flows from investing activities

The following table represents the major components of our cash flows from investing activities for the six months ended June 30, 2019 and 2018:

	Six months ended June 30,
	2019	2018
	(in thousands)
Purchase of property and equipment	$(48)	$-
Proceeds from sale or disposal of assets	151	3,195
Purchases of investments	(1,354)	(7,139)
Proceeds from sales of investments	235	102
Net cash used in investing activities	$(1,016)	$(3,842)

Net cash used in investing activities was $1,016,000 for the six months ended June 30, 2019, primarily due to the purchases of investments in U.S. Treasury securities and common stock of $1,354,000. This was partially offset by the proceeds from sales of investments of $235,000. Additionally, we invested in certain property and equipment for $48,000 and received proceeds from the disposal of assets of $151,000.

Net cash used in investing activities was $3,842,000 for the six months ended June 30, 2018, was primarily due to the purchases of investments in commercial paper and corporate notes and bonds of $7,139,000. This was partially offset by the proceeds from sales of equipment and other assets of $3,195,000 at our U.S. and Malaysia locations. Additionally, this was offset by the proceeds from sales of investments of $102,000.

We anticipate our capital expenditures related to our sapphire and pharmacy business to be minimal.

Cash flows from financing activities

Net cash used in financing activities was $503,000 for the six months ended June 30, 2019, which was due to purchases of our treasury stock of $501,000 and cash for taxes on net share settlement of equity share awards of $2,000.

Net cash used in financing activities was $5,000 for the six months ended June 30, 2018. This was primarily from cash for taxes on net share settlement of equity share awards.

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

Government Contracts

In 2012, we signed a contract with the Air Force Research Laboratory to produce large-area sapphire windows on a cost plus fixed fee basis. The deliverables under this contract included development of machinery and technology to be able to produce large-area sapphire windows, prove the concept of growing large windows with that equipment, and delivery of large-area sapphire windows. We recorded research and development revenue related to this contract on a gross basis over the contractually defined period of time as the obligations were completed, using the input method of measuring progress, which recognizes revenue as resources are consumed, labor hours expended and costs are incurred, plus a portion of the fixed fee. As we have completed this government contract in 2018, all revenues corresponding to the total value of the contract of $4.7 million have been recognized as of December 31, 2018. No additional research and development revenue was recorded for the six months ended June 30, 2019.

At June 30, 2019, the costs to complete the contract were in excess of the contract value. In reviewing our current estimates, we expect our remaining payments to be less than $200,000, which has previously been accrued.

We do not provide maintenance or other services and do not have sales that involve bill & hold arrangements, multiple elements or deliverables. However, we do provide product warranty for up to 90 days, for which we have accrued a warranty reserve of $3,000 and $8,000 at June 30, 2019 and December 31, 2018, respectively.

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

For the year ended December 31, 2018, we reviewed the current fair value of our assets and concluded no adjustments were needed. Additionally, no adjustments were recorded for the six months ended June 30, 2019. We will continue to assess our long-lived assets to ensure the carrying amount of these assets is still appropriate given any changes in the asset usage, marketplace and other factors used in determining the current fair value.

The Company is pursuing the sale of its parcel of land in Batavia, Illinois, and the sale or lease of its 65,000 square-foot facility located in Penang, Malaysia. Although the Company cannot assure the timing of these sales, these properties were classified as current assets held for sale at June 30, 2019 and December 31, 2018, as it is the Company’s intention to complete these sales within the next twelve-month period. The Company cannot guarantee that it will be able to successfully complete the sale or lease of any assets.

In the three months ended June 30, 2018, the Company completed individual sales and held auctions for equipment and consumable assets, resulting in the sale of certain of our excess U.S. and Malaysia assets, which had a total net book value of $626,000. Based on these sales, a gain on sale or disposal of equipment and consumable assets of $562,000 was recorded for the three months ended June 30, 2018. The Company completed a sale of excess consumable assets, which had no book value, in the amount and gain of approximately $76,000 during the three months ended June 30, 2019. For the six months ended June 30, 2019, the Company sold excess consumable assets, which had no book value, in the amount and gain of $151,000. Unsold excess Malaysia equipment continued to be classified as current assets held for sale at June 30, 2019 and December 31, 2018.

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

We determine our normal operating capacity and record as an expense costs attributable to lower utilization of equipment and staff. For the three and six months ended June 30, 2019, we determined that we were not operating at capacity and recorded costs associated with lower utilization of equipment and staff of $56,000 and $154,000, respectively. For the three and six months ended June 30, 2018, we determined that we were not operating at capacity and recorded costs associated with lower utilization of equipment and staff of $207,000 and $445,000, respectively. It is likely we will incur additional adjustments for lower utilization of our equipment and staff in 2019.

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

We review our available-for-sale debt securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When we conclude that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Consolidated Statements of Operations. As of June 30, 2019 and 2018, no impairment was recorded.

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

Based on the fair value of the common stock at June 30, 2019, there was $53,977 of intrinsic value arising from 32,126 stock options exercisable and outstanding.

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

Income tax valuation allowance

In accordance with ASC 740 “Accounting for Income Taxes” (“ASC 740”), we evaluate our deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted. Evaluating the need for and amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all positive and negative evidence available to determine whether all or some portion of the deferred tax assets will not be realized. A valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50%) that they will not be realized. In general, “realization” refers to the incremental benefit achieved through the reduction in future taxes payable or an increase in future taxes refundable from the deferred tax assets, assuming that the underlying deductible differences and carryforwards are the last items to enter into the determination of future taxable income. In determining our valuation allowance, we consider the source of taxable income including taxable income in prior carryback years, future reversals of existing temporary differences, the required use of tax planning strategies, and future taxable income exclusive of reversing temporary differences and carryforwards. We are in a cumulative loss position for the past three years, which is considered significant negative evidence by the accounting standards that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. The accounting standards attribute greater weight to objective verifiable evidence than to subjective positive evidence, such as our projections for future growth. Based on an evaluation in accordance with the accounting standards, as of June 30, 2019, a valuation allowance has been recorded against the net U.S. and Malaysia deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all available evidence. Any U.S. and Malaysia tax benefits or tax expense recorded on the Consolidated Statements of Operations will be offset with a corresponding adjustment from the use of the NOL carryforward asset which currently has a full valuation allowance. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the Consolidated Financial Statements for a discussion of new accounting standards.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For the six months ended June 30, 2019, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

ITEM 4.	CONTROLS AND PROCEDURES

Management’s evaluation of disclosure controls and procedures

Based on evaluations at June 30, 2019, our chief executive officer and interim chief financial officer (together, our “certifying officers”), with the participation of the management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting

Our certifying officer has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Rubicon Technology, Inc.

Date: August 13, 2019	By:	/s/ Timothy E. Brog
Timothy E. Brog
President, Chief Executive Officer and Interim Chief Financial Officer

EXHIBIT INDEX

The Exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Incorporation by Reference

3.1	Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to the registrant’s Registration Statement on Form S-1/A, filed on November 1, 2007 (File No. 333-145880)

3.2	Amendment No. 1 to Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 29, 2011 (File No. 1-33834)

3.3	Amendment No. 2 to Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed on May 4, 2017 (File No. 1-33834)

3.4	Second Amended and Restated Bylaws of Rubicon Technology, Inc.	Filed as Exhibit 3.3 to the registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2016 (File No. 1-33834)

3.5	Certificate of Designations of Series A Junior Participating Preferred Stock of Rubicon Technology, Inc. filed with the Secretary of State of Delaware on December 18, 2017.	Filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed on December 18, 2017 (File No. 1-33834)

3.6	Amendment No. 3 to Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed on May 15, 2018 (File No. 1-33834)

10.1*	Asset Purchase Agreement for Direct Dose Rx	Filed herewith

31.1*	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed electronically with this Quarterly Report on Form 10-Q