Form 10-Q
period 2019-09-30
Rubicon Technology, Inc.
filed 2019-11-14
CIK 1410172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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
Preferred Shares Purchase Rights

As of November 1, 2019, the Registrant had 2,706,463 shares of common stock, par value $.001 per share, outstanding.

RUBICON TECHNOLOGY, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended September 30, 2019

i

PART I FINANCIAL INFORMATION

Rubicon Technology, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(unaudited)
	(in thousands, other than share data)
Assets
Cash and cash equivalents	$9,718	$11,241
Restricted cash	167	169
Short-term investments	15,428	14,356
Accounts receivable, net	346	733
Inventories	1,798	2,130
Other inventory supplies	143	183
Prepaid expenses and other current assets	111	109
Assets held for sale	4,145	4,145
Total current assets	31,856	33,066
Property and equipment, net	2,689	2,728
Total assets	$34,545	$35,794

Liabilities and stockholders’ equity
Accounts payable	$250	$400
Accrued payroll	71	28
Accrued and other current liabilities	506	345
Corporate income and franchise taxes	288	286
Accrued real estate taxes	112	96
Advance payments	22	39
Total current liabilities	1,249	1,194
Total liabilities	1,249	1,194

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $.001 par value, 1,000,000 undesignated shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 8,200,000 shares authorized; 2,955,253 and 2,919,542 shares issued; 2,706,463 and 2,733,601 shares outstanding	29	29
Additional paid-in capital	376,307	375,979
Treasury stock, at cost, 248,790 and 185,941 shares	(12,714)	(12,213)
Accumulated other comprehensive income/(loss)	(1)	(2)
Accumulated deficit	(330,325)	(329,193)
Total stockholders’ equity	33,296	34,600
Total liabilities and stockholders’ equity	$34,545	$35,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Technology, Inc.

Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(unaudited)
	(in thousands, other than share data)
Revenue	$583	$978	$2,272	$2,818
Cost of goods sold	585	885	1,899	2,738
Gross profit/(loss)	(2)	93	373	80
Operating expenses:
General and administrative	585	488	1,939	1,802
Sales and marketing	111	73	275	298
Research and development	—	33	—	108
Gain on disposal of assets	(122)	(1,124)	(273)	(2,738)
Income/(loss) from operations	(576)	623	(1,568)	610
Other income:
Interest income	107	99	368	237
Unrealized gain/(loss) on investments	119	—	14	—
Realized gain/(loss) on investments	6	—	72	—
Realized gain/(loss) on foreign currency translation	(2)	(6)	(2)	(8)
Total other income	230	93	452	229
Income/(loss) before income taxes	(346)	716	(1,116)	839
Income tax expense	(6)	(6)	(16)	(19)
Net income/(loss)	$(352)	$710	$(1,132)	$820
Net income/(loss) per common share
Basic	$(0.13)	$0.26	$(0.42)	$0.30
Diluted	$(0.13)	$0.26	$(0.42)	$0.30
Weighted average common shares outstanding used in computing net income (loss) per common share
Basic	2,691,815	2,733,597	2,708,765	2,732,722
Diluted	2,691,815	2,739,593	2,708,765	2,736,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Technology, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(unaudited)
	(in thousands)
Net income (loss)	$(352)	$710	$(1,132)	$820
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax	—	(2)	2	(1)
Other comprehensive income (loss)	—	(2)	2	(1)
Comprehensive income (loss)	$(352)	$708	$(1,130)	$819

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Technology, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2019

	Common stock		Treasury stock			Stockholders’ equity
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accum other comp (loss)	Accum deficit	Total stockholders’ equity
	(in thousands other than share data)
Balance at January 1, 2019	2,919,542	$29	(185,941)	$(12,213)	$375,979	$(2)	$(329,193)	$34,600
Stock-based compensation	—	—	—	—	20	—	—	20
Common stock issued, net of shares withheld for employee taxes	6,415	—	—	—	36	—	—	36
Purchase of common stock, at cost	—	—	(62,849)	(501)	—	—	—	(501)
Unrealized gain (loss) on investments, net of tax	—	—	—	—	—	3	—	3
Net loss	—	—	—	—	—	—	(780)	(780)
Balance at June 30, 2019	2,925,957	$29	(248,790)	$(12,714)	$376,035	$1	$(329,973)	$33,378
Stock-based compensation	—	—	—	—	8	—	—	8
Common stock issued, net of shares withheld for employee taxes	29,296	—	—	—	264	—	—	264
Unrealized gain (loss) on investments, net of tax	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	(352)	(352)
Balance at September 30, 2019	2,955,253	$29	(248,790)	$(12,714)	$376,307	$(1)	$(330,325)	$33,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Technology, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2018

	Common stock		Treasury stock			Stockholders’ equity
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accum other comp (loss)	Accum deficit	Total stockholders’ equity
	(in thousands other than share data)
Balance at January 1, 2018	2,910,334	$29	(177,484)	$(12,148)	$375,611	$(3)	$(330,156)	$33,333
Stock-based compensation	—	—	—	—	21	—	—	21
Restricted stock issued	6,592	—	—	—	71	—	—	71
Common stock issued, net of shares withheld for employee taxes	1,467	—	—	—	200	—	—	200
Unrealized gain (loss) on investments, net of tax						1		1
Net income	—	—	—	—	—	—	110	110
Balance at June 30, 2018	2,918,393	$29	(177,484)	$(12,148)	$375,903	$(2)	$(330,046)	$33,736
Stock-based compensation	—	—	—	—	13	—	—	13
Common stock issued, net of shares withheld for employee taxes	790	—	—	—	46	—	—	46
Unrealized gain (loss) on investments, net of tax	—	—	—	—	—	(2)	—	(2)
Net income	—	—	—	—	—		710	710
Balance at September 30, 2018	2,919,183	$29	(177,484)	$(12,148)	$375,962	$(4)	$(329,336)	$34,503

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Technology, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2019	2018
	(unaudited) (in thousands)
Cash flows from operating activities
Net income (loss)	$(1,132)	$820
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	127	309
Net gain on sale or disposal of assets	(273)	(2,738)
Stock-based compensation	525	359
Changes in operating assets and liabilities:
Accounts receivable	388	(68)
Inventories	332	468
Other inventory supplies	39	74
Prepaid expenses and other assets	(3)	130
Accounts payable	(143)	(321)
Accrued payroll	43	(21)
Accrued real estate taxes	(9)	(206)
Corporate income and franchise taxes	2	(15)
Advanced payments	(16)	(18)
Accrued and other current liabilities	(36)	(145)
Net cash used in operating activities	(156)	(1,372)

Cash flows from investing activities
Purchase of property and equipment	(64)	(2,280)
Proceeds from sale or disposal of assets	273	10,387
Purchases of investments	(1,606)	(8,314)
Proceeds from sale of investments	536	184
Net cash used in investing activities	(861)	(23)

Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(7)	(9)
Purchases of common stock	(501)	—
Net cash used in financing activities	(508)	(9)

Net effect of currency translation	—	—
Net decrease in cash, cash equivalents and restricted cash	(1,525)	(1,404)
Cash, cash equivalents and restricted cash, beginning of period	11,410	11,725
Cash, cash equivalents and restricted cash, end of period	$9,885	$10,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Technology, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

1. BASIS OF PRESENTATION

Interim financial data

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements and should be read in conjunction with Rubicon Technology, Inc.’s (the “Company”) annual report filed on Form 10-K for the fiscal year ended December 31, 2018. The condensed consolidated balance sheet as of December 31, 2018 set forth herein was derived from audited financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Consolidated operating results for the three and nine-month periods ended September 30, 2019, are not necessarily indicative of results that may be expected for the year ending December 31, 2019.

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

Investments

The Company invests available cash primarily in U.S. Treasury securities, investment grade commercial paper, FDIC guaranteed certificates of deposit, common stock and corporate notes. Investments classified as available-for-sale debt securities are carried at fair value with unrealized gains and losses recorded in accumulated other comprehensive income/(loss). Investments in equity securities are reported at fair value, with both realized and unrealized gains and losses recorded as unrealized gain/(loss) on investments and realized gain on investments, in other income/(expense), in the consolidated statements of operations. Investments in which the Company has the ability and intent, if necessary, to liquidate are classified as short-term.

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

Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including length of time customer’s account is past due, customer’s current ability to pay and the condition of the general economy and industry as a whole. The Company writes off accounts receivable when they are deemed uncollectible and such write-offs, net of payments received, are recorded as a reduction to the allowance for doubtful accounts.

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

There were no share repurchases during the three months ended September 30, 2019.

Inventories

Inventories are valued at the lower of cost or net realizable value. Net realizable value is determined based upon an estimated selling price in the ordinary course of business less reasonably predictable costs of completion and disposal. Raw materials cost is determined using the first-in, first-out method, and work-in-process and finished goods costs are determined on a standard cost basis, which includes materials, labor and manufacturing overhead. The Company reduces the carrying value of its inventories for differences between the cost and the estimated net realizable value, taking into account usage, expected demand, technological obsolescence and other information.

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

Inventories consisted of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Raw materials	$468	$468
Work-in-process	917	1,322
Finished goods	413	340
	$1,798	$2,130

Property and equipment

Property and equipment consisted of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Machinery, equipment and tooling	$3,340	$3,293
Buildings	1,711	1,686
Information systems	835	819
Land and land improvements	594	594
Furniture and fixtures	8	8
Total cost	6,488	6,400
Accumulated depreciation and amortization	(3,799)	(3,672)
Property and equipment, net	$2,689	$2,728

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

For the year ended December 31, 2018, the Company reviewed the current fair value of its assets and concluded no adjustments were needed. Additionally, no adjustments were recorded for the three and nine months ended September 30, 2019. The Company will continue to assess its long-lived assets to ensure the carrying amount of these assets is still appropriate given any changes in the asset usage, marketplace and other factors used in determining the current fair value.

In September 2018, the Company completed the sale of its manufacturing and office facility located in Batavia, Illinois, with a net book value of $5.9 million. The selling price for the property was $6.7 million. The Company realized net proceeds of approximately $6.4 million after the payment of real estate taxes, brokerage and legal fees, transfer taxes and other expenses, and recorded a gain on sale of this asset of $504,000.

In the nine months ended September 30, 2018, the Company completed individual sales and held auctions for equipment and consumable assets located at each of its U.S. properties, resulting in the sale of a significant amount of its excess U.S. assets, which had a total net book value of $1.6 million. Additionally, the Company completed sales of Malaysia equipment with a total net book value of $131,000. Based on these sales, a gain on disposal of equipment and consumable assets of $2.2 million was recorded for the nine months ended September 30, 2018. Unsold excess Malaysia equipment continued to be classified as current assets held for sale at September 30, 2018. See Note 9 – Subsequent Events related to Malaysia equipment.

The Company collected its payment for $125,000 during the three months ended September 30, 2019 related to a settled dispute. For the nine months ended September 30, 2019, the Company sold $76,000 of excess consumable assets and received a total of $200,000 related to such settled dispute. Unsold excess Malaysia equipment continued to be classified as current assets held for sale at September 30, 2019 and December 31, 2018. See Note 9 – Subsequent Events related to Malaysia equipment.

The Company is pursuing the sale of its parcel of land in Batavia, Illinois, and the sale or lease of its 65,000 square-foot facility located in Penang, Malaysia. Although the Company cannot assure the timing of these sales, these properties were classified as current assets held for sale at September 30, 2019 and December 31, 2018, as it is the Company’s intention to complete these sales within the next twelve-month period. The Company cannot guarantee that it will be able to successfully complete the sale or lease of these assets.

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

Government Contracts

In 2012, the Company signed a contract with the Air Force Research Laboratory to produce large-area sapphire windows on a cost plus fixed fee basis. The deliverables under this contract included development of machinery and technology to be able to produce large-area sapphire windows, prove the concept of growing large windows with that equipment and delivery of large-area sapphire windows. The Company recorded research and development revenue related to this contract on a gross basis over the contractually defined period of time as the obligations were completed, using the input method of measuring progress, which recognizes revenue as resources are consumed, labor hours expended and costs are incurred, plus a portion of the fixed fee. For the three and nine months ended September 30, 2018, the same amount of revenue of $56,000 was recorded. As the Company has completed this contract in 2018, all revenues corresponding to the total value of the contract of $4.7 million have been recognized as of December 31, 2018. Therefore, no additional research and development revenue was recorded for the three and nine months ended September 30, 2019. At September 30, 2019, the estimated costs to complete the contract were in excess of the contract value. In reviewing its current estimates, the Company expects its remaining payments to be approximately $200,000, which has previously been accrued.

The Company does not provide maintenance or other services and it does not have sales that involve bill & hold arrangements, multiple elements or deliverables. However, the Company does provide product warranty for up to 90 days, for which the Company has accrued a warranty reserve of $3,000 and $8,000 at September 30, 2019 and December 31, 2018, respectively.

Net income/(loss) per common share

Basic net income/(loss) per common share is computed by dividing net income/(loss) by the weighted-average number of common shares outstanding during the period. Diluted net income/(loss) per common share is computed by dividing net income/(loss) by the weighted-average number of diluted common shares outstanding during the period. Diluted shares outstanding are calculated by adding to the weighted-average shares (a) any outstanding stock options based on the treasury stock method and (b) restricted stock units (“RSU”).

Diluted net income/(loss) per common share was the same as basic net income/(loss) per common share for the three and nine months ended September 30, 2019 and 2018, because the effects of potentially dilutive securities did not have a material impact on the calculation of diluted net income/(loss) per share. The Company had outstanding options exercisable into 32,839 and 26,812 shares of the Company’s common stock that would have had an anti-dilutive effect at September 30, 2019 and 2018, respectively.

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

3. INVESTMENTS

The Company invests its available cash primarily in U.S. Treasury securities, investment grade commercial paper, FDIC guaranteed certificates of deposit, common stock and corporate notes. Investments classified as available-for-sale debt securities are carried at fair value with unrealized gains and losses recorded in accumulated other comprehensive income/(loss). Investments in equity securities are reported at fair value, with both realized and unrealized gains and losses recorded as unrealized gain/(loss) on investments and realized gain on investments, in other income/(expense), in the consolidated statements of operations.

The following table presents the amortized cost and gross unrealized losses on all securities at September 30, 2019:

	Amortized cost	Gross unrealized gains		Gross unrealized losses		Fair value
	(in thousands)
Short-term investments:
U.S. Treasury securities	$14,604	$		$		$14,604
Common stock	735		294		(205)	$824
Total short-term investments	$15,339		$294		$(205)	$15,428

The following table presents the amortized cost and gross unrealized losses on all securities at December 31, 2018:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Short-term investments:
U.S. Treasury securities	$14,357	—	(1)	14,356
Total short-term investments	$14,357	$—	$(1)	$14,356

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2019:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash equivalents:
Money market funds	$4,135	$—	$—	$4,135
Investments:
Available-for-sale securities — current:
U.S. Treasury securities	—	14,604	—	14,604
Common stock	824	—	—	824
Total	$4,959	$14,604	$—	$19,563

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash equivalents:
Money market funds	$2,821	$—	$—	$2,821
Investments:
Available-for-sale securities — current:
U.S. Treasury securities	—	14,356	—	14,356
Total	$2,821	$14,356	$—	$17,177

There are no terms or conditions restricting the Company from redeeming any of its investments.

In addition to the debt securities noted above, the Company had approximately $5.6 million and $8.4 million of time deposits included in cash and cash equivalents as of September 30, 2019 and December 31, 2018, respectively.

4. SIGNIFICANT CUSTOMERS

For the three months ended September 30, 2019, the Company had four customers individually that accounted for approximately 26%, 13%, 12%, and 11% of revenue. For the three months ended September 30, 2018, the Company had four customers individually that accounted for approximately 32%, 12%, 12% and 10% of revenue. For the nine months ended September 30, 2019, the Company had three customers that accounted for approximately 21%, 16% and 12% of revenue. For the nine months ended September 30, 2018, the Company had four customers that accounted for approximately 21%, 11%, 11% and 10% of revenue. No other customer accounted for 10% or more of the Company’s revenues during the three and nine months ended September 30, 2019 and 2018.

Customers individually representing more than 10% of trade receivables accounted for approximately 59% and 79% of accounts receivable as of September 30, 2019 and December 31, 2018, respectively.

5. STOCKHOLDERS’ EQUITY

Common shares reserved

As of September 30, 2019, the Company had reserved 77,842 shares of common stock for issuance upon the exercise of outstanding common stock options and vesting of RSUs. Also, 280,386 shares of the Company’s common stock were reserved for future grants of stock options and RSUs (or other similar equity instruments) under the Rubicon Technology, Inc. 2016 Stock Incentive Plan (the “2016 Plan”) as of September 30, 2019.

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

Pursuant to the 2016 Plan, 280,386 shares of the Company’s common stock plus any shares subject to outstanding awards under the 2007 Plan that subsequently expire unexercised, are forfeited without the delivery of shares, or are settled in cash, will be available for issuance under the 2016 Plan. The 2016 Plan will automatically terminate on March 17, 2026, unless the Company terminates it sooner.

The following table summarizes the activity of the stock incentive and equity plans as of September 30, 2019, and changes during the nine months then ended:

	Shares available for grant	Number of options outstanding	Weighted- average option exercise price	Number of restricted stock shares issued	Number of RSUs outstanding
At January 1, 2019	295,067	69,083	$12.10	99,570	50,176
Granted	(51,925)	1,000	8.34	—	925
Exercised/issued	—	—	—	—	(6,098)
Cancelled/forfeited	37,244	(37,244)	12.31	—	—
At September 30, 2019	280,386	32,839	$11.49	99,570	45,003

The Company’s aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock. Based on the fair value of the common stock at September 30, 2019, there was $85,655 of intrinsic value arising from 29,500 stock options exercisable and outstanding.

The Company uses the Black-Scholes option pricing model to value stock options. The Company uses historical stock price average to determine its volatility assumptions. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The expected term is based upon the vesting term of the Company’s options. The forfeiture rate of 28.99% is based on the history of forfeited options. The expense is allocated using the straight-line method. For the three and nine months ended September 30, 2019, the Company recorded $6,000 and $19,000, respectively, of stock option compensation expense. For the three and nine months ended September 30, 2018, the Company recorded $8,000 and $38,000, respectively, of stock option compensation expense. As of September 30, 2019, the Company had $38,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s stock-based plans that it expects to recognize over the weighted-average period of 1.0 year.

A summary of the Company’s non-vested options during the nine months ended September 30, 2019, is presented below:

	Options	Weighted- average exercise price
Non-vested options at January 1, 2019	21,992	$6.86
Granted	1,000	8.34
Vested	(9,878)	6.95
Canceled/forfeited	(2,248)	6.10
Non-vested options at September 30, 2019	10,866	$7.08

Pursuant to an employment agreement, the Company granted 30,902 and 59,098 RSUs to a key executive in 2018 and 2017, respectively.

The following table summarizes the award vesting terms for the remaining unvested RSUs under this grant:

Number of RSUs	Target price
15,000	$11.00
15,000	$12.50
15,000	$14.00

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

For the three and nine months ended September 30, 2019, the Company recorded $0 and $7,000, respectively, of RSU expense. For the three months and nine months ended September 30, 2018, the Company recorded $50,000 and $256,000, respectively, of RSU expense. As of September 30, 2019, there was no compensation cost related to the non-vested RSUs remaining.

A summary of the Company’s RSUs for the nine month period ended September 30, 2019, is presented below:

	RSUs outstanding	Weighted average price at time of grant	Aggregate intrinsic value
Non-vested RSUs as of January 1, 2019	50,176	$6.31
Granted	925	7.95
Vested	(6,098)	7.40
Cancelled	—	—
Non-vested RSUs at September 30, 2019	45,003	$6.20	$279,011

For the three and nine months ended September 30, 2019, the Company recorded $2,000 and $7,000, respectively, of stock compensation expense related to restricted stock. For the three and nine months ended September 30, 2018, the Company recorded $49,000 and $110,000, respectively, of stock compensation expense related to restricted stock.

In 2018, all non-employee directors received an annual fee of $20,000 cash, payable quarterly. From January 1, 2018, to the 2018 Annual Meeting of Stockholders, the directors in the aggregate earned $15,000 in stock, which was equal to 1,878 shares of restricted common stock. Thereafter, at every Annual Meeting, beginning in 2018, each non-employee director receives $10,000 in RSUs which vest on the day immediately preceding the next following Annual Meeting of Stockholders.

For the three months ended September 30, 2019, no RSUs were issued to our directors. As of September 30, 2019 and December 31, 2018, outstanding non-vested restricted stock shares were 0 and 2,454 respectively.

For the nine months ended September 30, 2018, 1,878 shares of restricted common stock were issued to outside directors.

An analysis of restricted stock outstanding is as follows:

Non-vested restricted stock as of January 1, 2019	2,454
Granted	—
Vested	(2,454)
Non-vested restricted stock as of September 30, 2019	—

7. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company experiences routine litigation in the normal course of its business.

In the third quarter of 2018, the Company received a summons from Bartmann, Perales & Dolter, LLC, the lessor of the Franklin Park, Illinois, property the Company had previously occupied, alleging that the Company owes $175,000 in overdue rent payments, property taxes and restoration costs. The Company intends to vigorously defend the allegation and has asserted a counterclaim pursuant to the terms of the lease agreement for reimbursement of costs and expenses to maintain the condition and repair of said property. The management of the Company does not believe this pending litigation will have a material adverse effect on the financial condition or results of operations or cash flows of the Company.

Contingent Payments Related to Direct Dose

In May 2019, the Company formed Rubicon DTP LLC (“Rubicon DTP”) in order to launch a Direct to Patient (DTP) pharmacy solution under the brand names - Direct Dose Rx and Rubicon Rx. On May 17, 2019, the Company acquired certain equipment and other assets from an Indiana based pharmacy operation (“Seller”), including its licenses to operate in 11 states. Direct Dose Rx is focused on the delivery of prescription medication, over-the-counter drugs and vitamins (“Meds”) to patients being discharged from skilled nursing facilities and hospitals. Rubicon Rx delivers Meds to patients at their homes.

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

The Company is subject to taxation in the U.S., Malaysia and in a U.S. state jurisdiction. On a quarterly basis, the Company assesses the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment, and multiple factors, both positive and negative, are considered. For the period ended September 30, 2019, a valuation allowance has been included in the 2019 forecasted effective tax rate. The Company is in a cumulative loss position for the past three years, which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. Under the accounting standards, objective verifiable evidence is given greater weight than subjective evidence such as the Company’s projections for future growth. Based on an evaluation in accordance with the accounting standards, as of December 31, 2015, a valuation allowance has been recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all available evidence. At September 30, 2019, the Company continues to be in a three-year cumulative loss position, therefore, until an appropriate level of profitability is attained, the Company expects to maintain a full valuation allowance on its U.S. and Malaysia net deferred tax assets. Any U.S. and Malaysia tax benefits or tax expense recorded on the Company’s consolidated statements of operations will be offset with a corresponding adjustment from the use of the net operating loss (“NOL”) carryforward asset which currently has a full valuation allowance. In the event that the Company changes its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

The tax provision for the nine months ended September 30, 2019, is based on an estimated combined statutory effective tax rate. The Company recorded for the three and nine months ended September 30, 2019, a tax expense of $6,000 and $16,000, respectively, for an effective tax rate of 1.83% and 1.46%, respectively. For the three and nine months ended September 30, 2019 the difference between the Company’s effective tax rate and the U.S. federal 21% statutory rate and state 6.2% (net of federal benefit) statutory rate was primarily related to the change in the Company’s U.S. and Malaysia valuation allowances, U.S. research and development credit, Malaysia foreign tax rate differential and Malaysia withholding taxes on intercompany loan interest.

9. SUBSEQUENT EVENTS

On October 18, 2019, the Company completed the sale of all of its manufacturing equipment in Malaysia for $490,000 in cash and other consideration. This equipment had been classified as held for sale and had a book value of $180,000. The transaction resulted in a gain of $310,000.

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

Historically, a significant portion of our revenue has been derived from sales to relatively few customers. For the three months ended September 30, 2019, we had had four customers individually that accounted for approximately 26%, 13%, 12%, and 10% of revenue. For the three months ended September 30, 2018, we had four customers individually that accounted for approximately 32%, 12%, 12% and 10% of revenue. For the nine months ended September 30, 2019, we had had three customers individually that accounted for approximately 21%, 16% and 12% of revenue. For the nine months ended September 30, 2018, we had four customers individually that accounted for approximately 21%, 11%, 11% and 10% of revenue. Our principal customers have been defense subcontractors, industrial manufacturers, fabricators and resellers. No other customer accounted for 10% or more of our revenues during the three and nine months ended September 30, 2019 and 2018. We expect our sales to continue to be concentrated among a small number of customers. However, we also expect that our significant customers may change from time to time.

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

Other income consists of interest income, unrealized gain/(loss) on investments, realized gain on investments and realized gain/(loss) on currency translation.

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

Rubicon is in the process of negotiating agreements with drug wholesalers, applying for licenses with pharmacy benefit management companies (PBMs) and renewing or creating partnerships with skilled nursing facilities (SNFs). Direct Dose Rx and Rubicon Rx are currently operated from a leased facility located in Indianapolis, Indiana.

For additional terms relating to the acquisition, including certain earn-out payments (i) for the year ending December 31, 2019 and 2020 and (ii) upon the sale of the Company’s pharmacy operations if it occurs prior to May 17, 2022, please review the Asset Purchase Agreement (“Direct Dose APA”), by and among Wellfount Corporation, Rubicon DTP LLC, and Rubicon Technology, Inc., dated as of May 17, 2019 included in the Company’s Report 10-Q for the period ending June 30, 2019, which was filed with the Securities and Exchange Commission on August 14, 2019.

RESULTS OF CONSOLIDATED OPERATIONS THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

The following table sets forth our consolidated statements of operations for the periods indicated:

	Three months ended September 30,
	2019	2018
	(in thousands)
Revenue	$583	$978
Cost of goods sold	585	885
Gross profit (loss)	(2)	93
Operating expenses:
General and administrative	585	488
Sales and marketing	111	73
Research and development	—	33
Gain on sale or disposal of assets	(122)	(1,124)
Total operating expenses	574	(530)
Income (loss) from operations	(576)	623
Other income	230	93
Income (loss) before income taxes	(346)	716
Income tax expense	6	6
Net income (loss)	$(352)	$710

The following table sets forth our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Three months ended September 30,
	2019	2018
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	100	91
Gross profit (loss)	0	9
Operating expenses:
General and administrative	100	50
Sales and marketing	19	7
Research and development	—	3
Gain on sale or disposal of assets	(21)	(115)
Total operating expenses	98	(54)
Income (loss) from operations	(99)	64
Other income	39	10
Income (loss) before income taxes	(59)	73
Income tax expense	1	—
Net income (loss)	(60)%	73%

Revenue. Revenue was $583,000 and $978,000 for the three months ended September 30, 2019 and 2018, respectively, a decrease of $395,000. This decrease in revenue from our optical and industrial sapphire business was due to a significant decrease in demand, timing of orders and an emphasis on limiting our sales to orders with a minimum gross profit.

Gross profit/(loss). Gross profit/(loss) was $(2,000) and $93,000 for the three months ended September 30, 2019 and 2018, respectively, a decrease of $95,000. This decline was primarily attributable to our fixed costs and a significant decrease in demand.

General and administrative expenses. General and administrative expenses were $585,000 and $488,000 for the three months ended September 30, 2019 and 2018, respectively, an increase of $97,000. The increase was largely attributable to additional costs related to the start-up and management of Direct Dose Rx.

Sales and marketing expenses. Sales and marketing expenses were $111,000 and $73,000 for the three months ended September 30, 2019 and 2018, respectively, an increase of $38,000. The increase in sales and marketing expenses was primarily attributable to additional expenses related to Direct Dose Rx.

Research and development expenses. Research and development expenses were $33,000 for the three months ended September 30, 2018. We did not record any expenses attributable to research and development in the three months ended September 30, 2019, which resulted in a decrease of $33,000. This was attributable to a temporary suspension of research and development activities.

Gain on sale or disposal of assets. For the three months ended September 30, 2019, we recorded a gain on sale or disposal of excess equipment of $122,000. In 2018, we held multiple auctions and completed individual sales of certain of our excess equipment and consumable assets located in the U.S. and Malaysia. As the result of these sales, for the three months ended September 30, 2018, we recorded a gain on disposal of assets of $1,124,000 on fully depreciated and previously written down equipment, small tools and consumable assets.

Other income. Other income was $230,000 and $93,000 for the three months ended September 30, 2019 and 2018, respectively, an increase of $137,000.

Income tax (benefit) expense. In accordance with ASC740 “Accounting for Income Taxes” (“ASC740”), we evaluate our deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted. At September 30, 2019, we continue to be in a three-year cumulative loss position; therefore, until an appropriate level of profitability is attained, we expect to maintain a valuation allowance on net deferred tax assets related to future U.S. and Malaysia tax benefits and will no longer accrue tax benefits or tax expense on our Consolidated Statements of Operations. The tax provision for the three months ended September 30, 2019, is based on an estimated combined statutory effective tax rate. For the three months ended September 30, 2019, the difference between the Company’s effective tax rate of 1.83% and the U.S. federal 21% statutory rate and state 6.2% (net of federal benefit) statutory rate was primarily related to the change in our U.S. and Malaysia NOL valuation allowances, U.S. research and development credit, Malaysia foreign tax rate differential and Malaysia withholding taxes on intercompany loan interest.

RESULTS OF CONSOLIDATED OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

The following table sets forth our consolidated statements of operations for the periods indicated:

	Nine months ended September 30,
	2019	2018
	(in thousands)
Revenue	$2,272	$2,818
Cost of goods sold	1,899	2,738
Gross profit (loss)	373	80
Operating expenses:
General and administrative	1,939	1,802
Sales and marketing	275	298
Research and development	—	108
Gain on sale or disposal of assets	(273)	(2,738)
Total operating expenses	1,941	(530)
Income/(Loss) from operations	(1,568)	610
Other income	452	229
Income (loss) before income taxes	(1,116)	839
Income tax expense	16	19
Net income (loss)	$(1,132)	$820

The following table sets forth our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Nine months ended September 30,
	2019	2018
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	84	97
Gross profit	16	3
Operating expenses:
General and administrative	85	64
Sales and marketing	12	11
Research and development	—	4
Gain on sale or disposal of assets	(12)	(97)
Total operating expenses	85	(19)
Income/(Loss) from operations	(69)	22
Other income	20	8
Income (loss) before income taxes	(49)	30
Income tax expense	1	1
Net income (loss)	(50)%	29%

Revenue. Revenue was $2,272,000 and $2,818,000 for the nine months ended September 30, 2019 and 2018, respectively, a decrease of $546,000. This decrease in revenue from our optical and industrial sapphire business was due to a significant decrease in demand, timing of orders and an emphasis on limiting our sales to orders with a minimum gross profit.

Gross profit/(loss). Gross profit/(loss) was $373,000 and $80,000 for the nine months ended September 30, 2019 and 2018, respectively, an increase of $293,000. This improvement was primarily attributable to an increase in pricing and a decrease in production costs of $191,000 and reduced scrap of $75,000 as a result of improved production efficiency, partially offset by the impact of a significant decrease in demand in our third quarter.

General and administrative expenses. General and administrative expenses were $1,939,000 and $1,802,000 for the nine months ended September 30, 2019 and 2018, respectively, an increase of $137,000. The increase was largely attributable to the additional management costs related to Direct Dose Rx. This was partially offset by a decrease in the administrative office maintenance, connectivity and business insurance costs of $137,000 for the nine month period in 2019 and lower audit and tax consulting expense of $82,000. The general and administrative expenses for the nine months ended September 30, 2018 was lower due to an adjustment of $43,000 due to the reimbursement of legal expenses, which was related to a recovery of certain SEC compliance counsel costs.

Sales and marketing expenses. Sales and marketing expenses were $275,000 and $299,000 for the nine months ended September 30, 2019 and 2018, respectively, a decrease of $24,000. The decrease in sales and marketing expenses was primarily attributable to a decrease in employee compensation costs on a lower headcount and a decrease in exhibition and travel expenses, partially offset by expenses related to Direct Dose Rx.

Research and development expenses. Research and development expenses were $108,000 for the nine months ended September 30, 2018. We did not record any expenses attributable to the research and development in the nine months ended September 30, 2019, which resulted in a decrease of $108,000. This was attributable to a temporary suspension of research and development activities.

Gain on sale or disposal of assets. For the nine months ended September 30, 2019, we recorded a gain on sale or disposal of excess equipment of $273,000. In 2018, we held multiple auctions and completed individual sales of certain of our excess equipment and consumable assets located in the U.S. and Malaysia. As the result of these sales, for the nine months ended September 30, 2018, we recorded a gain on disposal of assets of $2,738,000 on fully depreciated and previously written down equipment, small tools and consumable assets.

Other income. Other income was $452,000 and $229,000 for the nine months ended September 30, 2019 and 2018, respectively, an increase of $223,000. The increase in other income was primarily due to better money management and an increase in interest rates.

Income tax (benefit) expense. In accordance with ASC740 “Accounting for Income Taxes” (“ASC740”), we evaluate our deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted. At September 30, 2019, we continue to be in a three-year cumulative loss position; therefore, until an appropriate level of profitability is attained, we expect to maintain a valuation allowance on net deferred tax assets related to future U.S. and Malaysia tax benefits and will no longer accrue tax benefits or tax expense on our Consolidated Statements of Operations. The tax provision for the nine months ended September 30, 2019, is based on an estimated combined statutory effective tax rate. For the nine months ended September 30, 2019, the difference between the Company’s effective tax rate of 1.46% and the U.S. federal 21% statutory rate and state 6.2% (net of federal benefit) statutory rate was primarily related to the change in our U.S. and Malaysia NOL valuation allowances, U.S. research and development credit, Malaysia foreign tax rate differential and Malaysia withholding taxes on intercompany loan interest.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations using a combination of issuances of common stock and cash generated from our operations. In addition to this, recently, we have used the funds obtained through selling our excess equipment to fund our operations.

As of September 30, 2019, we had cash, cash equivalents and short-term investments totaling $25.1 million, including cash of $5.6 million held in deposits at major banks, $4.1 million invested in money market funds and $15.4 million of short-term investments including U.S. Treasury securities, investment grade commercial paper, FDIC guaranteed certificates of deposit, common stock and corporate notes.

Cash flows from operating activities

The following table represents the major components of our cash flows from operating activities for the nine months ended September 30, 2019 and 2018:

	Nine months ended September 30,
	2019	2018
	(in thousands)
Net income (loss)	$(1,132)	$820
Non-cash items:
Depreciation and amortization	127	309
Net gain on sale or disposal of assets	(273)	(2,738)
Stock-based compensation	525	359

Total non-cash items:	379	(2,070)
Working capital:
Accounts receivable	388	(68)
Inventories	371	543
Prepaid expenses and other assets	(146)	(192)
Other accruals	(16)	(405)
Total working capital items:	597	(122)
Net cash provided by (used by) operating activities	$(156)	$(1,372)

Cash used by operating activities was $156,000 for the nine months ended September 30, 2019. During such period, we generated a net loss of $1,132,000, including non-cash items of $379,000 which primarily consisted of stock-based compensation of $525,000 partially offset by gains on the disposal of assets of $(273,000). An increase in cash from net working capital of $597,000 was primarily due to a decrease in accounts receivable of $388,000 on collected balances and a decrease of $371,000 in raw materials, work-in-process and consumable parts inventories used in operations.

Cash used by operating activities was $1,372,000 for the nine months ended September 30, 2018. During such period, we generated a net income of $820,000, including non-cash items of $(2,070,000), and a decrease in cash from net working capital of $122,000. The net working capital cash decrease was primarily due to an increase in prepaid expenses and other assets of $192,000 due to sales of assets that the proceeds were only collected after the end of the period. Additionally, we experienced a decrease in accounts receivable of $68,000 and an increase in other accruals of $405,000 on increased revenue and closing activities. This was partially offset by a decrease of $543,000 in raw materials, work-in-process and consumable parts inventories used in operations.

Cash flows from investing activities

The following table represents the major components of our cash flows from investing activities for the nine months ended September 30, 2019 and 2018:

	Nine months ended September 30,
	2019	2018
	(in thousands)
Purchase of property and equipment	$(64)	$(2,280)
Proceeds from sale or disposal of assets	273	10,387
Purchases of investments	(1,606)	(8,314)
Proceeds from sales of investments	536	184
Net cash used in investing activities	$(861)	$(23)

Net cash used in investing activities was $861,000 for the nine months ended September 30, 2019, primarily due to the purchases of investments in U.S. Treasury securities and common stock of $1,606,000. This was partially offset by the proceeds from sales of investments of $536,000. Additionally, we invested in certain property and equipment for $64,000 and received proceeds from the disposal of assets of $273,000.

Net cash used in investing activities was $23,000 for the nine months ended September 30, 2018, was primarily due to the purchases of investments in commercial paper and corporate notes and bonds of $8,314,000 and the acquisition of the previously leased Bensenville property. This was offset by the proceeds from sales of equipment and other assets of $10,387,000 at our U.S. and Malaysia locations, primarily the sale of our Batavia, IL facility. Additionally, this was offset by the proceeds from sales of investments of $184,000.

We anticipate our capital expenditures related to our sapphire and pharmacy business to be minimal.

Cash flows from financing activities

Net cash used in financing activities was $508,000 for the nine months ended September 30, 2019, which was due to purchases of our treasury stock of $501,000 and taxes paid on net share settlement of equity share awards of $7,000.

Net cash used in financing activities was $9,000 for the nine months ended September 30, 2018. This was primarily from cash for taxes on net share settlement of equity share awards.

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

Government Contracts

In 2012, we signed a contract with the Air Force Research Laboratory to produce large-area sapphire windows on a cost plus fixed fee basis. The deliverables under this contract included development of machinery and technology to be able to produce large-area sapphire windows, prove the concept of growing large windows with that equipment, and delivery of large-area sapphire windows. We recorded research and development revenue related to this contract on a gross basis over the contractually defined period of time as the obligations were completed, using the input method of measuring progress, which recognizes revenue as resources are consumed, labor hours expended and costs are incurred, plus a portion of the fixed fee. As we have completed this government contract in 2018, all revenues corresponding to the total value of the contract of $4.7 million have been recognized as of December 31, 2018. No additional research and development revenue was recorded for the nine months ended September 30, 2019.

At September 30, 2019, the costs to complete the contract were in excess of the contract value. In reviewing our current estimates, we expect our remaining payments to be less than $200,000, which has previously been accrued.

We do not provide maintenance or other services and do not have sales that involve bill & hold arrangements, multiple elements or deliverables. However, we do provide product warranty for up to 90 days, for which we have accrued a warranty reserve of $3,000 and $8,000 at September 30, 2019 and December 31, 2018, respectively.

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

For the year ended December 31, 2018, we reviewed the current fair value of our assets and concluded no adjustments were needed. Additionally, no adjustments were recorded for the nine months ended September 30, 2019. We will continue to assess our long-lived assets to ensure the carrying amount of these assets is still appropriate given any changes in the asset usage, marketplace and other factors used in determining the current fair value.

The Company is pursuing the sale of its parcel of land in Batavia, Illinois, and the sale or lease of its 65,000 square-foot facility located in Penang, Malaysia. Although the Company cannot assure the timing of these sales, these properties were classified as current assets held for sale at September 30, 2019 and December 31, 2018, as it is the Company’s intention to complete these sales within the next twelve-month period. The Company cannot guarantee that it will be able to successfully complete the sale or lease of any assets.

For the nine months ended September 30, 2019, the Company sold excess consumable assets for $273,000. Such assets had no book value, and therefore resulted in a gain of $273,000. Unsold excess Malaysia equipment continued to be classified as current assets held for sale at September 30, 2019 and December 31, 2018.

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

We determine our normal operating capacity and record as an expense costs attributable to lower utilization of equipment and staff. For the three and nine months ended September 30, 2019, we determined that we were not operating at capacity and recorded costs associated with lower utilization of equipment and staff of $58,000 and $212,000, respectively. For the three and nine months ended September 30, 2018, we determined that we were not operating at capacity and recorded costs associated with lower utilization of equipment and staff of $239,000 and $684,000, respectively. It is likely we will incur additional adjustments for lower utilization of our equipment and staff in 2019.

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

We review our available-for-sale debt securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When we conclude that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Consolidated Statements of Operations. As of September 30, 2019 and 2018, no impairment was recorded.

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

Based on the fair value of the common stock at September 30, 2019, there was $85,655 of intrinsic value arising from 29,500 stock options exercisable and outstanding.

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

Income tax valuation allowance

In accordance with ASC 740 “Accounting for Income Taxes” (“ASC 740”), we evaluate our deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted. Evaluating the need for and amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all positive and negative evidence available to determine whether all or some portion of the deferred tax assets will not be realized. A valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50%) that they will not be realized. In general, “realization” refers to the incremental benefit achieved through the reduction in future taxes payable or an increase in future taxes refundable from the deferred tax assets, assuming that the underlying deductible differences and carryforwards are the last items to enter into the determination of future taxable income. In determining our valuation allowance, we consider the source of taxable income including taxable income in prior carryback years, future reversals of existing temporary differences, the required use of tax planning strategies, and future taxable income exclusive of reversing temporary differences and carryforwards. We are in a cumulative loss position for the past three years, which is considered significant negative evidence by the accounting standards that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. The accounting standards attribute greater weight to objective verifiable evidence than to subjective positive evidence, such as our projections for future growth. Based on an evaluation in accordance with the accounting standards, as of September 30, 2019, a valuation allowance has been recorded against the net U.S. and Malaysia deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all available evidence. Any U.S. and Malaysia tax benefits or tax expense recorded on the Consolidated Statements of Operations will be offset with a corresponding adjustment from the use of the NOL carryforward asset which currently has a full valuation allowance. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the Consolidated Financial Statements for a discussion of new accounting standards.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

SUBSEQUENT EVENTS

On October 18, 2019, the Company completed the sale of all of its manufacturing equipment in Malaysia for $490,000 in cash and other consideration. This equipment had been classified as held for sale and had a book value of $180,000. The transaction resulted in a gain of $310,000.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For the nine months ended September 30, 2019, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

ITEM 4.	CONTROLS AND PROCEDURES

Management’s evaluation of disclosure controls and procedures

Based on evaluations at September 30, 2019, our chief executive officer and interim chief financial officer (together, our “certifying officers”), with the participation of the management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting

Our certifying officer has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Rubicon Technology, Inc.

Date: November 13, 2019	By:	/s/ Timothy E. Brog
Timothy E. Brog
President, Chief Executive Officer and Interim Chief Financial Officer

EXHIBIT INDEX

The Exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Incorporation by Reference

3.1	Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to the registrant’s Registration Statement on Form S-1/A, filed on November 1, 2007 (File No. 333-145880)

3.2	Amendment No. 1 to Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 29, 2011 (File No. 1-33834)

3.3	Amendment No. 2 to Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed on May 4, 2017 (File No. 1-33834)

3.4	Second Amended and Restated Bylaws of Rubicon Technology, Inc.	Filed as Exhibit 3.3 to the registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2016 (File No. 1-33834)

3.5	Certificate of Designations of Series A Junior Participating Preferred Stock of Rubicon Technology, Inc. filed with the Secretary of State of Delaware on December 18, 2017.	Filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed on December 18, 2017 (File No. 1-33834)

3.6	Amendment No. 3 to Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed on May 15, 2018 (File No. 1-33834)

31.1*	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

*	Filed electronically with this Quarterly Report on Form 10-Q