Form 10-K
period 2019-12-31
Rubicon Technology, Inc.
filed 2020-03-23
CIK 1410172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

As of June 30, 2019, there were 2,304,639 shares of common stock outstanding held by non-affiliates of the registrant, with an aggregate market value of the common stock (based upon the closing price of these shares on the NASDAQ Capital Market) of approximately $19,128,504.

The number of shares of the registrant’s common stock outstanding as of the close of business on February 28, 2020 was 2,668,507.

Documents incorporated by reference:

Portions of the Registrant’s Proxy Statement for its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K provided, that if such Proxy Statement is not filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed no later than the end of such 120-day period.

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

ITEM 1. BUSINESS OVERVIEW

Rubicon is a vertically integrated, advanced materials provider specializing in monocrystalline sapphire for applications in optical and industrial systems. We design, assemble and maintain our own proprietary crystal growth furnaces to grow high-purity, low-stress, ultra-low-defect-density sapphire crystals. We use our proprietary crystal growth technology to produce high-quality sapphire products to meet our customers’ exacting specifications. Sapphire is a desirable material for high-performance applications due to its hardness and strength, transparency in the visible and infrared spectrum, thermal conductivity, thermal shock resistance, abrasion resistance, high melting point and chemical inertness. As a result, it is ideally suited for extreme environments in a range of industries where material durability is just as important as optical clarity. We believe that we continue to have a reputation as one of the highest quality sapphire producers in the market. We provide optical and industrial sapphire products in a variety of shapes and sizes, including round and rectangular windows, blanks, domes, tubes and rods.

Historically, we have also provided sapphire products to the LED and mobile device markets, which are the largest markets for sapphire. However, given competitive pressures in those markets, in the fourth quarter of 2016 we announced our decision to focus on the optical and industrial sapphire markets and exit the LED market. Following this decision, we closed our Malaysia facility and scaled down and consolidated our remaining operations in the U.S. In the succeeding years we have completed individual sales and held auctions for assets located in Malaysia and at each of our U.S. properties, resulting in the sale of certain of our excess equipment and consumable assets. In September 2018, we completed the sale of our manufacturing and office facility located in Batavia, Illinois and in December 2019 we entered into a purchase and sale agreement to sell our manufacturing facility located in Malaysia. We are continuing to pursue the sale of our vacant parcels of land in Batavia, Illinois and in Penang, Malaysia. The timing on the sale or lease of this real estate is difficult to predict. See Subsequent Events.

We manage direct sales, grow and fabricate sapphire parts and ship from our Bensenville, Illinois facility. Previously, we leased this property, and it served as the headquarters of our operations and one of our growth facilities. In the third quarter of 2018, we vacated our leased Franklin Park, Illinois, facility due to the expiration of our lease. In September 2018, we completed the purchase of our Bensenville property and consolidated all of our operations related to sapphire into this facility.

Our sapphire business operates in a very competitive market. Our ability to expand our optical and industrial business and the acceptance of new product offerings are difficult to predict. Our total sales backlog was approximately $1,625,000 and $859,000 as of December 31, 2019 and 2018, respectively.

In May 2019, the Company established Rubicon DTP LLC (“Direct Dose”) and acquired certain assets, hired employees and sublet a facility from a pharmacy that was in the process of liquidation. Direct Dose was launched as a start-up pharmacy primarily to deliver medications and vitamins to patients being discharged from skilled nursing facilities. The Direct Dose revenue and expenses are currently not material to the consolidated financial information of the Company and therefore are neither independently disclosed nor discussed herein in much detail.

In addition, since our optical and industrial sapphire business serves smaller markets than our historical undertakings, we are actively evaluating the acquisition of profitable companies outside of the sapphire market in order to utilize our substantial net operating loss (“NOL”) tax carryforwards.

Rubicon Technology, Inc. is a Delaware corporation and was incorporated on February 7, 2001. Our common stock is listed on the NASDAQ Capital Market under the ticker symbol “RBCN.”

Sapphire INDUSTRY OVERVIEW

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

RESEARCH AND DEVELOPMENT

In 2019, Rubicon did not incur any research and development (“R&D”) expenses and it currently does not have any plans for expenditures in 2020 related to R&D. In 2018, the Company had approximately $122,000 in R&D expenses.

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

All of our long-lived assets are located in the United States and Malaysia. The Company currently owns vacant land and a factory in Malaysia and has entered into an agreement to sell the factory and is in ongoing discussions to sell the land. None of its Malaysian assets are an active part of our operations.

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

CUSTOMERS

Our principal customers have been defense subcontractors, industrial manufacturers, fabricators and resellers. A substantial portion of our sales have been to a small number of customers. In 2019, our top three customers (each greater than 10% of our revenues) accounted for, in the aggregate, approximately 58% of our revenue and in 2018, the top three customers accounted for approximately 44% of our revenue. Although we are attempting to diversify and expand our customer base, we expect our sales to continue to be concentrated among a small number of customers. However, we also expect that our significant customers may change from time to time. No other customer accounted for 10% or more of our revenues during 2019 or 2018.

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

We have several competitors that compete directly with us. We believe that the key competitive factors in our markets are:

●	consistently producing high-quality products in the desired size, orientation and finish;

●	pricing;

●	producing large-format high-quality crystal for certain applications;

●	providing an United States based source of sapphire for military applications; and

●	the financial stability of a company.

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

EMPLOYEES

As of December 31, 2019, we had 22 full-time employees. None of our employees are represented by a labor union. We consider our employee relations to be good.

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

We have incurred significant losses in prior periods and may incur significant losses in the future. These losses may have an adverse effect on our ability to attract new customers or retain existing customers. We have incurred net losses of $1.1 million, $17.8 million, $62.9 million and $77.8 million in 2019, 2017, 2016 and 2015, respectively. Although we recorded net income of $963,000 in 2018, there can be no assurance that we will achieve profitability in future periods.

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

Historically, we have earned, and believe that in the future we will continue to earn, a substantial portion of our revenue from a small number of customers. In 2019 our top three customers accounted for, in the aggregate, approximately 58% of our revenue and in 2018 our top three customers accounted for approximately 44% of our revenue. If we were to lose one of our major customers or have a major customer significantly reduce its volume of business with us, our revenues and profitability would be materially reduced unless we are able to replace such demand with other orders promptly. We expect to continue to be dependent on our major customers, the number and identity of which may change from period to period.

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

Our continuing efforts to enhance our current products and to develop new products involve several risks, including:

●	our ability to anticipate and respond in a timely manner to changes in customer requirements;

●	the significant research and development investment that may be required to make before market acceptance of a particular new or enhanced product;

●	the possibility that the industry may not accept new or enhanced products after we have invested a significant amount of resources in development; and

●	competition from new technologies, processes and products introduced by our current and/or future competitors.

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

In 2019 and 2018, revenue from sales outside of North America for our optical and industrial markets products was approximately 6% and 13%, respectively, of our total optical and industrial markets revenue. We expect that revenue from international sales will continue to be a portion of our total revenue for the foreseeable future. Our international sales are subject to a variety of additional risks, including risks arising from:

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

Most of our power consumption takes place in our manufacturing facility in the United States. Electricity prices could increase due to overall changes to the price of energy due to conditions in the Middle East, natural gas shortages in the U.S. and other economic conditions and uncertainties regarding the outcome and implications of such events. Once our current purchase agreements expire, if electricity prices increase significantly, we may not be able to pass these price increases through to our customers on a timely basis, if at all, which could adversely affect our gross margins and results of operations.

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

We rely on information technology networks and systems, including the Internet and cloud services, many of which are managed by third parties, to securely process, transmit and store electronic information of financial, marketing, legal and regulatory nature to manage our business processes and activities. Although we have implemented enhanced controls around our information technology systems, these systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases, power outages, hardware failures, telecommunication failures, user errors, natural disasters, terrorist attacks or other catastrophic events. If any of our significant information technology systems suffer severe damage, disruption or shutdown, and our disaster recovery and business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results, or our operations may be disrupted, exposing us to performance failures with customers. In addition, cybersecurity threats, such as computer viruses, attacks by computer hackers or other cybersecurity threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. There can be no assurance that our security controls and safeguard measures taken to improve our cybersecurity protection will be sufficient to mitigate all potential risks to our systems, networks and data. Potential consequences of a cybersecurity attack include disruption to systems, corruption of data, unauthorized release of confidential or otherwise protected information, reputational damage, and litigation with third parties. The amount of insurance coverage we maintain may be inadequate to cover claims or liabilities related to a cybersecurity attack.

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

Our executive, growth and manufacturing functions are located in our Bensenville, Illinois, 30,000 square-foot facility that we purchased in September 2018. Previously, we leased this property, and it served as the headquarters of our operations and one of our growth facilities. In the third quarter of 2018, we vacated our leased Franklin Park, Illinois, facility due to the expiration of our lease. In September 2018, we completed the purchase of our Bensenville property and consolidated all of our operations into this facility.

We own a parcel of land in Batavia, Illinois, which was acquired in 2012 for future expansion. We also own vacant land and a 65,000 square-foot facility in Penang, Malaysia. The Company entered into an agreement for the sale of its Malaysian facility in December 2019. The remaining parcels of land located in Penang, Malaysia, and Batavia, Illinois are currently available for sale or lease and being marketed.

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

No other outstanding actions exist as of December 31, 2019 or through the date of this filing.

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

Market Information

Our common stock trades on the NASDAQ Capital Market under the symbol “RBCN”. The following table sets forth the high and low sales prices for our common stock as reported on the NASDAQ for the periods indicated:

	High	Low
Fiscal year ended December 31, 2019
First Quarter	$8.48	$7.62
Second Quarter	$8.62	$7.50
Third Quarter	$9.87	$8.16
Fourth Quarter	$10.09	$7.93

	High	Low
Fiscal year ended December 31, 2018
First Quarter	$8.39	$6.95
Second Quarter	$8.06	$6.76
Third Quarter	$9.46	$7.80
Fourth Quarter	$9.12	$7.24

Holders

As of February 28, 2020, our common stock was held by approximately 18 stockholders of record and there were 2,668,507 shares of our common stock outstanding.

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

Share repurchase activity during the quarter ended December 31, 2019, was as follows:

Periods	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (in thousands)
October 1, 2019, to October 31, 2019	0			$2,434
November 1, 2019 to November 31, 2019	500	$8.06	500	2,430
December 1, 2019 to December 31, 2019	3,792	8.15	3,792	2,399
Total	4,292			$2,399

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Historically, we have also provided sapphire products to the LED and mobile device markets, which are the largest markets for sapphire. However, given competitive pressures in those markets, in the fourth quarter of 2016 we announced our decision to limit our focus to the optical and industrial sapphire markets and exit the LED market. Following this decision, we developed a plan to close our Malaysia facility, and scale down and consolidate our remaining operations in the U.S. In 2018 and 2019, we completed individual sales and held auctions for assets located in Malaysia and at each of our U.S. properties, resulting in the sale of certain of our excess equipment and consumable assets. In September 2018, we completed the sale of our manufacturing and office facility located in Batavia, Illinois and in December 2019 we entered into an agreement for the sale of our Malaysian manufacturing facility. We are continuing to pursue the sale of our parcel of land in Batavia, Illinois, and a 65,000 square-foot facility and vacant land, in Penang, Malaysia. The timing on the sale or lease of this real estate is difficult to predict.

The Company entered into an agreement for the sale of the Malaysia facility in December 2019. The remaining parcels of land located in Penang, Malaysia, and Batavia, Illinois are currently available for sale or lease and being marketed.

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

Historically, a significant portion of our revenue has been derived from sales to relatively few customers. For the year ended December 31, 2019, we had three customers individually that accounted for approximately 31%, 15% and 12% of revenue. For the year ended December 31, 2018, we had three customers individually that accounted for approximately 18%, 16% and 10% of revenue. Our principal customers have been defense subcontractors, industrial manufacturers, fabricators and resellers. No other customer individually accounted for 10% or more of our revenues during the years ended December 31, 2019 and 2018. We expect our sales to continue to be concentrated among a small number of customers. However, we also expect that our significant customers may change from time to time.

We sell our products on a global basis and historically derived a significant portion of our revenue from customers outside of the U.S., with the majority of our sales to the Asian and European markets. Following the decision to limit our focus to the optical and industrial sapphire markets, a major source of our revenue is derived from the North American market. For the year ended December 31, 2019, the North American and other markets accounted for 94% and 6% of our revenue, respectively. For the year ended December 31, 2018, the North American and other markets accounted for 87% and 13% of our revenue, respectively. All of our revenue and corresponding accounts receivable are denominated in U.S. dollars. Substantially all of our revenue is generated by our direct sales force and we expect this to continue in the future. For more information about our revenues by country, see Note 2 – Segment Information of our Consolidated Financial Statements included in this Annual Report on Form 10-K. For a discussion of risks associated with our international sales see the risk factor captioned “We are subject to risks from international sales that may harm our operating results” under Item 1A “Risk Factors”.

Financial operations

Revenue. Our revenue consists of sales of optical and industrial sapphire products sold as blanks or polished windows. Products are made to varying specifications, such as crystal planar orientations and thicknesses. With the focus on smaller optical and industrial markets and the consolidation of our operations in the U.S., we expect in future periods our revenue will continue to be primarily from the sale of optical materials. Our R&D revenue in recent years has been related to LANCE, our large rectangular window development project which was completed in 2018. We recognize revenue once the performance obligation is satisfied, when the product is manufactured to the customer’s specification and, based upon shipping terms, title, and control of the product and risk of loss transfer to the customer. Delays in product orders or changes to the timing of shipments could cause our quarterly revenue to vary significantly. All of our revenue and corresponding accounts receivable are denominated in U.S. dollars. Substantially all of our revenue is generated by our direct sales force and we expect this to continue in the future.

Cost of goods sold. Our cost of goods sold consists primarily of manufacturing materials, labor, manufacturing related overhead such as utilities, depreciation, rent, provisions for excess and obsolete inventory reserves, idle plant charges, outsourcing costs, freight and warranties. We purchase materials and supplies to support current and future demand for our products. We are subject to variations in the cost of consumable assets from period to period because we do not have long-term fixed-price agreements with our suppliers. We currently outsource some of our production processes and needs.

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

Provision for income tax.  We account for income taxes under the asset and liability method whereby the expected future tax consequences of temporary differences between the book value and the tax basis of assets and liabilities are recognized as deferred tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to be recognized. Our analysis of ownership changes that limit the utilization of our NOL carryforwards as of December 31, 2019, shows no impact on such utilization. We are in a cumulative loss position for the past three years which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. Based on an evaluation in accordance with the accounting standards, as of December 31, 2019 and 2018, a valuation allowance has been recorded against the net U.S. and Malaysia deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. Until an appropriate level of sustained profitability is attained, we expect to maintain a full valuation allowance on our U.S. and Malaysia net deferred tax assets. Any U.S. and Malaysia tax benefits or tax expense recorded on the Consolidated Statement of Operations will be offset with the corresponding adjustment from the use of the NOL carryforward asset which currently has a full valuation allowance. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

Stock-based compensation. The majority of our stock-based compensation relates primarily to our Board of Directors and administrative personnel and is accounted for as a G&A expense. For the years ended December 31, 2019 and 2018, our stock-based compensation expense was $523,000 and $381,000, respectively.

RESULTS OF OPERATIONS

The following table sets forth our statements of operations for the periods indicated:

	Year ended December 31,
	2019	2018
	(in millions)

Revenue	$3.5	$3.9
Cost of goods sold	2.4	3.9
Gross profit (loss)	1.1	—
Operating expenses:
General and administrative	2.5	2.2
Sales and marketing	0.4	0.4
Research and development	—	0.1
(Gain) loss on sale or disposal of assets	(0.6)	(3.4)
Total operating (income) expenses	2.3	(0.7)
Income (loss) from operations	(1.2)	0.7
Other income	0.1	0.3
Income (loss) before income taxes	(1.1)	1.0
Income tax expense	—	—
Net income (loss)	$(1.1)	$1.0

The following table sets forth our statements of operations as a percentage of total revenue for the periods indicated:

	Year ended December 31,
	2019	2018

Revenue	100%	100%
Cost of goods sold	69	100
Gross profit (loss)	31	—
Operating expenses:
General and administrative	71	56
Sales and marketing	11	10
Research and development	—	3
(Gain) loss on sale or disposal of assets	(17)	(87)
Total operating (income) expenses	65	(18)
Income (loss) from operations	(34)	18
Other income	2	8
Income (loss) before income taxes	(32)	26
Income tax expense	—	—
Net income (loss)	(32)%	26%

Comparison of years ended December 31, 2019 and 2018

Revenue. Revenue was $3.5 million for the year ended December 31, 2019, and $3.9 million for the year ended December 31, 2018, a decrease of $352,000. Revenue from our optical and industrial sapphire business decreased by $531,000 due to an increased emphasis on limiting our sales to orders with a minimum gross profit, fluctuations in demand and timing of orders. This reduction was partially offset by sales of $179,000 from the mid-year formation of Rubicon DTP.

Gross profit (loss). Gross profit was $1.1 million for the year ended December 31, 2019 and $16,000 for the year ended December 31, 2018, an increase of $1.1 million. For the year ended December 31, 2019, we experienced an increase in gross profit due to improved pricing and a decrease in production costs of $765,000, as a result of improved production efficiency. In addition, in 2018 the Company incurred a write-down for certain inventory and consumable assets in the amount of $172,000, and incurred expenses of $63,000 for restructuring and $66,000 of estimated expenses for the restoration of our leased facility that we may incur in order to comply with the terms of the lease, each thereby increasing its costs of goods sold and decreasing its gross profit.

General and administrative expenses. General and administrative expenses were $2.5 million and $2.2 million for the years ended December 31, 2019 and 2018, respectively, an increase of $300,000. This increase was primarily due to wages and salaries of $353,000 and overhead of $138,000, including rent and licenses, attributable to the formation and operations of Rubicon DTP as well as increased legal expenses of $54,000 and higher wages and salaries of $86,000 in the sapphire business. This increase was partially offset by reductions in investor relations and BOD expenses of $39,000, audit and tax consulting fees of $65,000, other facility expenses of $134,000, IT expenses of $44,000 and insurance premiums of $45,000.

Sales and marketing expenses.

Sales and marketing expenses were $361,000 and $376,000 for the years ended December 31, 2019 and 2018, respectively, a decrease of $15,000. The decrease in sales and marketing expenses was primarily attributable to a decrease in employee compensation costs  of $55,000 on lower headcount and a decrease in travel and other costs related to sales and marketing of $17,000 in the legacy sapphire business more than offsetting the additional expense attributable to Rubicon DTP of $57,000.

Research and development expenses. Research and development expenses were $0 and $122,000 for the years ended December 31, 2019 and 2018, respectively, a decrease of $122,000. The decrease in research and development expenses was attributable to the suspension of activities in November 2018.

(Gain) loss on sale or disposal of assets.

Following the decision in 2016 to limit our focus to the smaller optical and industrial sapphire markets, we have held multiple auctions and completed individual sales of a significant amount of the excess equipment and consumable assets located in the U.S. and Malaysia. In 2019, the Company disposed of its remaining manufacturing equipment located at its Malaysian facility, resulting in a gain on disposal of $302,000, and sold other excess equipment located in the Company’s Bensenville facility for $76,000. In addition, the Company recorded a gain on sale or disposal of assets of $200,000, which was attributable to a partial reimbursement for a dispute related to the purchase of equipment in 2016.

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

Long-lived asset impairment charges. We did not record any additional asset impairment expenses for the years ended December 31, 2019 and December 31, 2018. We will continue to assess our long-lived assets to ensure the carrying amount of these assets is still appropriate given any changes in the asset usage, marketplace and other factors used in determining the current fair value.

Other income. Other income was $125,000 and $352,000 for the years ended December 31, 2019 and 2018, respectively, a decrease of $227,000. This decrease in other income primarily resulted from realized and unrealized losses on investments of $338,000, partially offset by an increase in interest income of $98,000 and an increase in gains on foreign currency translation of $11,000.

Income tax (expense) benefit. We are subject to income taxes in the United States and Malaysia. On a quarterly basis, we assess the recoverability of deferred tax assets and the need for a valuation allowance. For the year ended December 31, 2019, a valuation allowance has been included in the 2019 forecasted effective tax rate. At December 31, 2019, we continue to be in a three-year cumulative loss position; therefore, as of December 31, 2019, we maintained a full valuation allowance on our United States and Malaysia net deferred tax assets and until an appropriate level of profitability is attained, we expect to maintain a full valuation allowance going forward. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”) which, among other provisions, reduced the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. The SEC issued guidance, Staff Accounting Bulletin 118, on accounting for the tax effects of the Act. The guidance allowed us to record provisional amounts for those impacts, with the requirement that the accounting be completed in a period not to exceed one year from the date of enactment. We have completed our accounting for the tax effects of enactment of the Act. The deemed inclusion from the repatriation tax increased from $3.9 million at the time of provision to $5.0 million at the time the calculation was finalized for the tax return. The increase of the inclusion related primarily to the refinement of Malaysia earnings and profits. As we are in a full valuation allowance position (as described above), an equal benefit adjustment was recorded for the impact of the increase of the deemed repatriation tax. The tax provision for the years ended December 31, 2019 and 2018, is based on an estimated combined statutory effective tax rate. For the year ended December 31, 2019 and 2018, we recorded a tax expense of $22,000 and $24,000, respectively, for an effective tax rate of 2.0% and 2.4%, respectively. For the years ended December 31, 2019 and 2018, the difference between our effective tax rate and the U.S. federal 21% statutory rate and state 7.5% (net of federal benefit) statutory rate was primarily related to the change in our U.S. and Malaysia NOL valuation allowances, U.S. R&D credit, Malaysia foreign tax rate differential and Malaysia withholding taxes.

At December 31, 2019, we had separate Federal and Illinois NOL carryforwards of $188.1 million and $200.0 million, respectively, which begin to expire in 2021 and 2020, respectively. With the adoption of ASU 2016-09 in 2017, we recorded a deferred tax asset related to $26.4 million of unrecorded federal and state NOLs attributable to stock option exercises. NOLs attributable to the stock option exercise were fully offset by the valuation allowance (as described above). We have recorded an uncertain tax position of $2.6 million that further reduces the net operating loss deferred tax assets reported in the financial statements. In addition, at December 31, 2019, we had Federal and Illinois research and development credits and Illinois investment tax credit of $662,000, $66,000 and $23,000, respectively, which began to expire in 2019.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations using a combination of issuances of common stock and cash generated from our operations.

As of December 31, 2019, we had cash equivalents and short-term investments totaling $24.2 million, including cash of $4.9 million held in deposits at major banks, $3.8 million invested in money market funds and $15.5 million of short-term investments including U.S. Treasury securities, investment grade commercial paper, FDIC guaranteed certificates of deposit, common stock, equity related securities and corporate notes.

We plan to limit our capital expenditures to only those required under existing obligations or as otherwise necessary to realize value from the development, commercialization or sale of products.

Cash flows from operating activities

The following table represents the major components of our cash flows from operating activities for the years ended December 31, 2019 and 2018:

	Year ended December 31,
	2019	2018
	(in millions)

Net income (loss)	$(1.1)	$1.0
Non-cash items:
Depreciation and amortization	0.2	0.3
Net (gain) loss on sale or disposal of assets	(0.6)	(3.4)
Unrealized (gain) loss on equity investments	0.2	—
Stock-based compensation	0.5	0.4
Total non-cash items:	0.3	(2.7)
Changes in working capital:
Accounts receivable	(0.3)	—
Inventories	—	0.9
Prepaid expenses and other assets	(0.4)	0.2
Accounts payable	0.3	(0.2)
Other accruals	—	(0.3)
Total working capital items:	(0.4)	0.6
Net cash used in operating activities	$(1.2)	$(1.1)

Cash used in operating activities was $1.2 million for the year ended December 31, 2019. The Company generated a net loss of $1.1 million, including non-cash items of $300,000, and a decrease in cash from net working capital of $400,000. The net working capital increase was primarily driven by an increase in accounts receivable related to sales increases in the fourth quarter of 2019 and an increase in prepaid expenses of $300,000, largely due to the timing of insurance premiums versus prior year. This was partially offset by an increase in accounts payable of $300,000.

Cash used in operating activities was $1.1 million for the year ended December 31, 2018. During such period, we generated net income of $963,000, including non-cash items of ($2.7) million, and an increase in cash from net working capital of $602,000. The net working capital cash increase was primarily driven by a decrease in the work-in-process, finished goods and consumable asset inventories of $976,000. Additionally, we experienced a decrease in prepaid expenses and other assets of $146,000 due to a decrease in prepaid lease expense and deposits on expired lease agreements and consolidation of operations in our Bensenville property, which we purchased in the third quarter of 2018. This was partially offset by a decrease in accounts payable of $182,000 and a decrease in other accruals of $185,000 on lower spending. Additionally, we recorded lower net accrued real estate taxes of $153,000 due to the sale of our Batavia facility and the purchase of our Bensenville facility

Cash flows from investing activities

The following table represents the major components of our cash flows from investing activities for the years ended December 31, 2019 and 2018:

	Year ended December 31,
	2019	2018
	(in millions)

Purchases of assets	$(0.1)	$(2.3)
Proceeds from sale or disposal of assets	0.8	11.0
Purchases of investments	(1.6)	(8.1)
Proceeds from sales of investments	0.3	0.2
Net cash (used in) provided by investing activities	$(0.6)	$0.8

Net cash used in investing activities was $400,000 for the year ended December 31, 2019, primarily due to the purchases of investments in U.S. Treasury securities and marketable securities  of $1.6 million and the purchase of Rubicon DTP assets of $64,000. Partially offsetting these were the proceeds of the sale of the remaining idle equipment at our Malaysia manufacturing facility, the sale of other excess equipment located in the United States and a $200,000 payment received as partial reimbursement for a dispute related to the purchase of equipment in 2016 totaling $764,000 and the proceeds from the sales of investment securities in the period of $304,000.

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

Cash flows from financing activities

Net cash used in financing activities was $730,000 for the year ended December 31, 2019, driven by purchases of our treasury stock of $536,000 and cash used to settle net equity awards of $194,000.

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

We have determined that the functional currency of Rubicon Sapphire Technology (Malaysia) SDN BHD is the U.S. dollar. Rubicon Sapphire Technology (Malaysia) SDN BHD’s assets and liabilities are translated into U.S. dollars using the re-measurement method. Non-monetary assets are translated at historical exchange rates and monetary assets are translated at exchange rates existing at the respective balance sheet dates. Translation adjustments for Rubicon Sapphire Technology (Malaysia) SDN BHD are included in determining net income (loss) for the period. The results of operations are translated into U.S. dollars at the average exchange rates during the respective period. We record these gains and losses in other income (expense).

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

Revenue recognition.

We recognize revenue in accordance with ASC Topic 606, Revenue From Contracts with Customers (“Topic 606”) which was adopted on January 1, 2018. We recognize revenue when performance obligations under a purchase order or signed quotation are satisfied. Our business practice commits us to manufacture and deliver product upon acceptance of a customer’s purchase order or signed quotation (“agreement”). The agreement with the customer includes specifications of the product to be delivered, price, expected ship date and payment terms. Our agreements generally do not contain variable, financing, rights of return or non-cash components. There are no up-front costs to develop the production process. The performance obligation is satisfied at the point in time (single performance obligation) when the product is manufactured to the customer’s specification, as performance does not create an asset with an alternative use to us. Accordingly, revenue is recognized when product is shipped, and control of the product, title and risk of loss transfer to a customer. We grant credit terms considering normal collection risk. If there is doubt about collection, full prepayment for the order is required. Any payments received prior to shipment are recorded as deferred revenue and included in Advance Payments in the Consolidated Balance Sheets.

We recognize R&D revenue in the period during which the related costs are incurred over the contractually defined period. In July 2012, we signed a contract with the Air Force Research Laboratory to produce large-area sapphire windows on a cost plus fixed fee basis. The deliverables under the contract included development of machinery and technology to be able to produce large area sapphire windows, prove the concept of growing large windows with that equipment and delivery of large-area sapphire windows. We record R&D revenue on a gross basis as costs are incurred, plus a portion of the fixed fee over a period of time as the obligations (machinery, proof of concept and finished windows) are completed following the input method of measuring progress which recognizes revenue as resources are consumed, labor hours expended and costs are incurred. As of December 31, 2018, this contract had been completed and the full amount of revenue of $4.7 million allowable per the contract had been recognized.

We do not provide maintenance or other services and we do not have sales that involve multiple elements or deliverables.

All of our revenue is denominated in U.S. dollars.

Inventory valuation

We value our inventory at the lower of cost or net realizable value. Net realizable value is determined based on an estimated selling price in the ordinary course of business less reasonably predictable costs of completion and disposal. Raw materials cost is determined using the first-in, first-out method, and work-in-process and finished goods costs are determined on a standard cost basis which includes materials, labor and overhead. We establish inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based on customer required specifications. We evaluate the ability to realize the value of our inventory based on a combination of factors, including forecasted sales, estimated current and future market value and changes in customers’ product specifications. For the year ended December 31, 2019, we consumed inventory that had previously been reflected as excess or obsolete and recorded an adjustment which increased inventory and decreased costs of goods sold by $107,000. This compares to an increase in cost of goods sold of $284,000 in the previous year. Based on most recent sales prices, we recorded for the years ended December 31, 2019 and 2018, a lower of cost or net realizable value adjustment which reduced inventory and increased cost of goods sold by $35,000 and $6,000, respectively.

For the year ended December 31, 2018, we recorded a write-down of certain of its consumable assets in the amount of $63,000. We did not record any additional write-downs of these inventories for the year ended December 31, 2019.

We did not record any additional adjustments of sapphire crystals in the year ended December 31, 2019 or for the prior year, as we sold some of our lower-quality crystals at a price exceeding the book value of these crystals.

Our method of estimating excess and obsolete inventory has remained consistent for all periods presented. If our recognition of excess or obsolete inventory is, or if our estimates of our inventory’s potential utility become, less favorable than currently expected, additional inventory reserves may be required.

In the year ended December 31, 2019, the Company made the determination that raw material inventories were such that the likelihood of significant usage within the current year was doubtful and reclassified such raw material inventories as non-current in the reported financial statements.

We determine our normal operating capacity and record as an expense costs attributable to lower utilization of equipment and staff. For the year ended December 31, 2018, we determined that we were not operating at capacity and recorded costs associated with lower utilization of equipment and staff of $723,000. For the year ended December 31, 2019, we continued to reduce our costs attributable to lower utilization of equipment and staff due to consolidation of our operations in our Bensenville, Illinois, facility, and recorded $223,000 of such costs.

Investments

We invest our available cash primarily in U.S. Treasury securities, investment grade commercial paper, FDIC guaranteed certificates of deposit, common stock, equity related securities and corporate notes. Investments classified as available-for-sale debt securities are carried at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Investments in equity securities are reported at fair value, with both realized and unrealized gains and losses recorded in other income (expense), in the Consolidated Statements of Operations. Investments in which we have the ability and intent, if necessary, to liquidate in order to support our current operations are classified as short-term.

We review our available-for-sale debt securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When we conclude that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Consolidated Statement of Operations. As of December 31, 2019 and 2018, no impairment was recorded.

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

In the year ended December 31, 2019, we completed the sale of the remaining excess equipment for $490,000 in total consideration. The equipment had a total net book value of $188,000 and we recorded a gain on disposal of $302,000.

We are pursuing the sale of a parcel of land in Batavia, Illinois, and also in Penang Malaysia. We have entered into an agreement for the sale of our manufacturing facility located in Penang, Malaysia. Although we cannot assure the timing of these sales, these properties were classified as current assets held for sale at December 31, 2019 and 2018, as it is our intention to complete these sales within the next twelve-month period.

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

The expected term represents the weighted-average period that our stock options are expected to be outstanding and is based upon five years of historical data. We estimate the volatility of our common stock based on a five-year historical stock price. We base the risk-free interest rate that we use in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and, therefore, use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The current forfeiture rate of 29.0% was based on our past history of forfeitures.

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

We allocate stock-based compensation costs using a straight-line method which amortizes the fair value of each option on a straight-line basis over the service period, but in no event less than the amount vested.

All option grants are granted at an exercise price per share equal to the closing market price of our common stock on the day before the date of grant. Therefore, there is no intrinsic value because the exercise price per share of each option was equal to the fair value of the common stock on the date of grant. Based on the fair value of the common stock at December 31, 2019, there was $43,000 of intrinsic value arising from 19,500 stock options exercisable or outstanding.

For more information on stock-based compensation, see Note 7 – Stock Incentive Plans to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Income tax valuation allowance

Evaluating the need for and amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all the positive and negative evidence available to determine whether all or some portion of the deferred tax assets will not be realized. A valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50%) that they will not be realized. In general, “realization” refers to the incremental benefit achieved through the reduction in future taxes payable or an increase in future taxes refundable from the deferred tax assets, assuming that the underlying deductible differences and carryforwards are the last items to enter into the determination of future taxable income. In determining our valuation allowance, we consider the source of taxable income including taxable income in prior carryback years, future reversals of existing temporary differences, the required use of tax planning strategies, and future taxable income exclusive of reversing temporary differences and carryforwards. We are in a cumulative loss position for the past three years which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. Under the accounting standards, verifiable evidence will have greater weight than subjective evidence such as our projections for future growth. Based on an evaluation in accordance with the accounting standards, as of December 31, 2019, a valuation allowance has been recorded against the net U.S. and Malaysia deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. Any U.S. and Malaysia tax benefit or tax expense recorded on the Consolidated Statement of Operations will be offset with a corresponding adjustment from the use of the NOL carryforward asset which currently has a full valuation allowance. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

Accounting for uncertainty in income taxes

We recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At December 31, 2019 and 2018, we had $1.1 million of unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on our financial statements as an offset to the valuation allowance related to tax positions taken in 2012. We recognize interest and/or penalties related to income tax matters in income tax expense. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2019 and 2018.

We are subject to taxation in the U.S., Malaysia and in a U.S. state jurisdiction. Due to the existence of NOL carryforwards, tax years ended December 31, 2001 through 2006, 2008, 2009 and 2012 through 2018 are open to examination by tax authorities for Federal purposes. Due to NOL carryforwards at the State level, tax years ended 2008, 2009 and 2012 through 2018 are open to examination by state tax authorities. Tax years 2013 through 2018 are open to examination by the Malaysia Inland Revenue Board.

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

Management’s Evaluation of Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (together, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the year covered by this report. Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our certifying officers concluded that these disclosure controls and procedures were effective as of December 31, 2019.

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

 Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth in 2013 Internal Control—Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on management’s assessment using those criteria, as of December 31, 2019, management concluded that the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. The Company’s internal controls over financial reporting were not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The information required by Item 402 of Regulation S-K will be included under the captions “Executive Compensation” and “Director Compensation” in our proxy statement for our 2020 Annual Meeting of Stockholders and is incorporated by reference herein. If such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed not later than the end of such 120-day period.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table represents securities authorized for issuance under, the Rubicon Technology Inc. 2007 Stock Incentive Plan, as amended and restated, and the Rubicon Technology Inc. 2016 Stock Incentive Plan as of December 31, 2019.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under the equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	76,842	$13.48	281,386

(1)	The Rubicon Technology Inc. 2007 Stock Incentive Plan was approved by stockholders before our initial public offering. The Rubicon Technology Inc. 2016 Stock Incentive Plan was approved by stockholders in June 2016.

The information required by Item 403 of Regulation S-K will be included under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our proxy statement for our 2020 Annual Meeting of Stockholders and is incorporated by reference herein. If such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed not later than the end of such 120-day period.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K will be included under the caption “Certain Relationships and Related Party Transactions” in our proxy statement for our 2019 Annual Meeting of Stockholders and is incorporated by reference herein. The information required by Item 407(a) of Regulation S-K will be included under the caption “Corporate Governance - Director Independence” in our proxy statement for our 2020 Annual Meeting of Stockholders and is incorporated by reference herein. If such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed not later than the end of such 120-day period.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in our proxy statement for our 2020 Annual Meeting of Stockholders and is incorporated by reference herein. If such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed not later than the end of such 120-day period.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 20, 2020.

Rubicon Technology, Inc.

By	/s/ Timothy E. Brog
Timothy E. Brog President and Chief Executive Officer

KNOWN BY ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy E. Brog and Mathew J. Rich, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 20, 2020.

Signature	Title

/s/ Timothy E. Brog	Director, President and Chief Executive Officer
Timothy E. Brog	(Principal Executive Officer)

/s/ Mathew J. Rich	Chief Financial Officer
Mathew J. Rich	(Principal Financial and Accounting Officer)

/s/ Michael E. Mikolajczyk	Chairman of the Board of Directors
Michael E. Mikolajczyk

/s/ Susan Westphal	Director
Susan Westphal

/s/ Jefferson Gramm	Director
Jefferson Gramm

EXHIBIT INDEX

The Exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description	Incorporation by Reference

3.1	Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to the registrant’s Registration Statement on Form S-1/A, filed on November 1, 2007 (File No. 333-145880)

3.2	Amendment No. 1 to Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 29, 2011 (File No. 1-33834)

3.3	Amendment No. 2 to Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed on May 4, 2017 (File No. 1-33834)

3.4	Second Amended and Restated Bylaws of Rubicon Technology, Inc.	Filed as Exhibit 3.3 to the registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2016 (File No. 1-33834)

3.5	Certificate of Designations of Series A Junior Participating Preferred Stock of Rubicon Technology, Inc. filed with the Secretary of State of Delaware on December 18, 2017.	Filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed on December 18, 2017 (File No. 1-33834)

3.6	Amendment No. 3 to Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed on May 15, 2018 (File No. 1-33834)

4.1	Specimen Common Stock Certificate	Filed as Exhibit 4.1 to the registrant’s Registration Statement on Form S-1/A, filed on November 13, 2007 (File No. 333-145880)

4.2	Rights Agreement dated as of December 18, 2017, between Rubicon Technology, Inc. and American Stock Transfer & Trust Company, LLC, which includes the Form of Certificate of Designations of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.	Filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K, filed on December 18, 2017 (File No. 1-33834)

10.1*	Rubicon Technology, Inc. 2007 Stock Incentive Plan, as amended and restated, effective March 23, 2011	Filed as Exhibit 10.2 to the registrant’s Annual Report on Form 10-K, filed on March 13, 2014 (File No. 1-33834)

Exhibit No.	Description	Incorporation by Reference

10.2*	Rubicon Technology, Inc. 2016 Stock Incentive Plan	Filed as Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A, filed on May 18, 2016 (File No. 1-33834)

10.3(a)*	Form of Notice of Stock Option Grant and Stock Option Agreement pursuant to Rubicon Technology, Inc. 2016 Stock Incentive Plan	Filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2016 (File No. 1-33834)

10.3(b)*	Form of Non-Employee Director Restricted Stock Agreement pursuant to Rubicon Technology, Inc. 2016 Stock Incentive Plan	Filed as Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2016 (File No. 1-33834)

10.3(c)*	Form of Restricted Stock Unit Agreement pursuant to Rubicon Technology, Inc. 2016 Stock Incentive Plan (with time-based vesting)	Filed as Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2016 (File No. 1-33834)

10.4*	Form of Indemnification Agreement for Directors and Executive Officers	Filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, filed on May 8, 2015 (File No. 1-33834)

10.5*	Executive Employment Agreement by and between Rubicon Technology, Inc. and Timothy E. Brog, dated as of March 1, 2017	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on March 16, 2017 (File No. 1-33834)

10.6*	Amended and Restated Executive Employment Agreement by and between Rubicon Technology, Inc. and Timothy E. Brog, dated as of May 12, 2017	Filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q, filed on May 12, 2017 (File No. 1-33834)

10.7	Stockholder’s Agreement dated as of November 16, 2017, by and among Rubicon Technology, Inc. and Bandera Partners LLC, Bandera Master Fund L.P., Gregory Bylinsky and Jefferson Gramm	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on November 16, 2017 (File No. 1-33834)

Exhibit No.	Description	Incorporation by Reference

10.8	Commercial Lease by and between Rubicon Technology, Inc. and Bartmanns, Perales & Dolter, LLC, dated as of December 23, 2004	Filed as Exhibit 10.12(a) to the registrant’s Registration Statement on Form S-1, filed on September 5, 2007 (File No. 333-145880)

10.8(a)	Amendment to Commercial Lease by and between Rubicon Technology, Inc. and Bartmanns, Perales & Dolter, LLC, dated as of May 6, 2005	Filed as Exhibit 10.12 to the registrant’s Registration Statement on Form S-1, filed on September 5, 2007 (File No. 333-145880)

10.8(b)	Second Amendment to Commercial Lease by and between Rubicon Technology, Inc. and Bartmanns, Perales & Dolter, LLC, dated as of December 23, 2014	Filed as Exhibit 10.11 to the registrant’s Annual Report on Form 10-K, filed on March 13, 2015 (File No. 1-33834)

10.9	Asset Purchase Agreement, dated as of May 17, 2019, by and among Wellfount, Corporation, Rubicon DTP LLC and Rubicon Technology, Inc.	Filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, filed on August 14, 2019 (File No. 1-33834)

10.10	Sale and Purchase Agreement, dated as of December 19, 2019, by and among Rubicon Sapphire Technology (Malaysia) SDN. BHD., Rubicon Technology, Inc. and Computime (Malaysia) SDN. BHD	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on December 19, 2019 (File No. 1-33834)

10.11	Real Estate Sale Contract, dated as of February 26, 2020, between Rubicon Technology, Inc. and the Batavia Park District	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on February 28, 2020 (File No. 1-33834)

21.1**	Subsidiaries of the Company

23.1**	Consent of Independent Registered Public Accounting Firm

24.1**	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement of the Company.

**	Submitted electronically with this Annual Report on Form 10-K.

Rubicon Technology, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Rubicon Technology, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rubicon Technology, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Chicago, Illinois

March 20, 2020

Rubicon Technology, Inc.

Consolidated Balance Sheets

	As of December 31,
	2019	2018
	(in thousands, other than share data)
Assets
Cash and cash equivalents	$8,709	$11,241
Restricted cash	171	169
Short-term investments	15,458	14,356
Accounts receivable, net	1,053	733
Inventories	1,710	2,130
Other inventory supplies	140	183
Prepaid expenses and other current assets	488	109
Assets held for sale	3,957	4,145
Total current assets	31,686	33,066
Inventories, non-current	468	—
Property and equipment, net	2,647	2,728
Total assets	$34,801	$35,794
Liabilities and stockholders’ equity
Accounts payable	$733	$400
Accrued payroll	53	28
Accrued and other current liabilities	344	345
Corporate income and franchise taxes	296	286
Accrued real estate taxes	114	96
Advance payments	16	39
Total current liabilities	1,556	1,194
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 1,000,000 undesignated shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value 8,200,000 shares authorized; 2,955,253 and 2,919,542 shares issued; 2,702,171 and 2,733,601 shares outstanding	29	29
Additional paid-in capital	376,306	375,979
Treasury stock, at cost, 253,082 and 185,941 shares	(12,749)	(12,213)
Accumulated other comprehensive loss	(1)	(2)
Accumulated deficit	(330,340)	(329,193)
Total stockholders’ equity	33,245	34,600
Total liabilities and stockholders’ equity	$34,801	$35,794

The accompanying notes are an integral part of these consolidated financial statements.

Rubicon Technology, Inc.

Consolidated Statements of Operations

	Year ended December 31,
	2019	2018
	(in thousands, other than share data)

Revenue	$3,526	$3,878
Cost of goods sold	2,444	3,862
Gross profit (loss)	1,082	16
Operating expenses:
General and administrative	2,548	2,250
Sales and marketing	361	376
Research and development	—	122
(Gain) loss on sale or disposal of assets	(577)	(3,367)
Income (loss) from operations	(1,250)	635
Other income:
Interest income	460	361
Realized gain (loss) on marketable securities	(165)	—
Unrealized gain (loss) on marketable securities	(171)	—
Realized gain (loss) on foreign currency translation	1	(9)
Total other income	125	352
Income (loss) before income taxes	(1,125)	987
Income tax expense	(22)	(24)
Net income (loss)	$(1,147)	$963
Net income (loss) per common share
Basic	$(0.42)	$0.35
Diluted	$(0.42)	$0.35
Weighted average common shares outstanding used in computing net income (loss) per common share
Basic	2,707,811	2,729,548
Diluted	2,707,811	2,734,721

The accompanying notes are an integral part of these consolidated financial statements.

Rubicon Technology, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Year ended December 31,
	2019	2018
	(in thousands)

Net income (loss)	$(1,147)	$963
Other comprehensive income:
Unrealized gain (loss) on investments, net of taxes	—	1
Unrealized gain (loss) on currency translation	1	—
Other comprehensive income (loss)	1	1
Comprehensive income (loss)	$(1,146)	$964

The accompanying notes are an integral part of these consolidated financial statements.

Rubicon Technology, Inc.

Consolidated Statements of Stockholders’ Equity

	Common stock		Treasury stock			Stockholders’ equity
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accum other comp inc.	Accum deficit	Total stockholders’ equity
	(in thousands other than share data)
Balance at January 1, 2018	2,910,334	$29	(177,484)	$(12,148)	$375,611	$(3)	$(330,156)	$33,333
Exercise of stock options, net of shares withheld for employee taxes	125	—	—	—	1	—	—	1
Stock-based compensation	—	—	—	—	47	—	—	47
Restricted stock issued	6,592	—	—	—	69	—	—	69
Common stock issued, net of shares withheld for employee taxes	2,491	—	—	—	251	—	—	251
Purchase of treasury stock, at cost	—	—	(8,457)	(65)	—	—	—	(65)
Unrealized gain on investments, net of tax	—	—	—	—	—	1	—	1
Net income	—	—	—	—	—	—	963	963

Balance at December 31, 2018	2,919,542	$29	(185,941)	$(12,213)	$375,979	$(2)	$(329,193)	$34,600
Stock-based compensation	—	—	—	—	508	—	—	508
Restricted stock issued	2,538	—	—	—	15	—	—	15
Common stock issued, net of shares withheld for employee taxes	33,173	—	—	—	(196)	—	—	(196)
Purchase of treasury stock, at cost	—	—	(67,141)	(536)	—	—	—	(536)
Unrealized gain on currency translation	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(1,147)	(1,147)

Balance at December 31, 2019	2,955,253	$29	(253,082)	$(12,749)	$376,306	$(1)	$(330,340)	$33,245

The accompanying notes are an integral part of these consolidated financial statements.

Rubicon Technology, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2019	2018
	(in thousands)

Cash flows from operating activities
Net income (loss)	$(1,147)	$963
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	169	355
Net (gain) loss on sale or disposal of assets	(577)	(3,367)
Unrealized (gain) loss on equity investments	171	—
Stock-based compensation	523	381
Changes in operating assets and liabilities:
Accounts receivable	(320)	(15)
Inventories	(48)	900
Other inventory supplies	42	76
Prepaid expenses and other assets	(380)	161
Accounts payable	332	(182)
Accrued payroll	25	(73)
Corporate income and franchise taxes	(7)	(8)
Accrued real estate taxes	11	(153)
Advance payments	(22)	(20)
Accrued and other current liabilities	(2)	(84)
Net cash used in operating activities	(1,230)	(1,066)
Cash flows from investing activities
Purchases of assets	(64)	(2,280)
Proceeds from sale or disposal of assets	765	11,016
Purchase of investments	(1,575)	(8,106)
Proceeds from sale of investments	304	201
Net cash (used in) provided by investing activities	(570)	831
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(194)	(14)
Purchases of treasury stock	(536)	(65)
Net cash used in financing activities	(730)	(79)
Net effect of currency translation	—	(1)
Net decrease in cash, cash equivalents and restricted cash	(2,530)	(315)
Cash, cash equivalents and restricted cash, beginning of year	11,410	11,725
Cash, cash equivalents and restricted cash, end of year	$8,880	$11,410
Supplemental disclosure of cash flow - none

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

Restricted cash

A summary of the Company’s restricted cash at December 31, 2019 and 2018, is as follows:

	As of December 31,
	2019	2018
	(in thousands)
Fixed deposits	171	169
	$171	$169

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

The Company has determined that the functional currency of Rubicon Sapphire Technology (Malaysia) SDN BHD is the U.S. dollar. Rubicon Sapphire Technology (Malaysia) SDN BHD’s assets and liabilities are translated into U.S. dollars using the remeasurement method. Non-monetary assets are translated at historical exchange rates and monetary assets are translated at exchange rates existing at the respective balance sheet dates. Translation adjustments for Rubicon Sapphire Technology (Malaysia) SDN BHD are included in determining net income (loss) for the period. The results of operations are translated into U.S. dollars at the average exchange rates during the respective period. The Company records these gains and losses in other income.

Foreign currency transaction gains and losses are generated from the effects of exchange rate changes on transactions denominated in a currency other than the functional currency of the Company, which is the U.S. dollar. Gains and losses on foreign currency transactions are generally required to be recognized in the determination of net income (loss) for the period. The Company records these gains and losses in other income.

Investments

We invest our available cash primarily in U.S. Treasury securities, investment grade commercial paper, FDIC guaranteed certificates of deposit, common stock, equity related securities and corporate notes. Investments classified as available-for-sale debt securities are carried at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Investments in equity securities are reported at fair value, with both realized and unrealized gains and losses recorded in other income, in the consolidated statements of operations. Investments in which the Company has the ability and intent, if necessary, to liquidate are classified as short-term.

The Company reviews its available-for-sale debt securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. The Company considers various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, its ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When the Company concludes that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the consolidated statements of operations. As of December 31, 2019 and 2018, no impairment was recorded.

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

Share repurchase activity during the year ended December 31, 2019, was as follows:

Periods	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (in thousands)
January 1, 2019, to December 31, 2019	67,141	$7.97	67,141	2,399

Total	67,141			$2,399

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

The following table shows the activity of the allowance for doubtful accounts:

	Year ended December 31,
	2019	2018
	(in thousands)
Beginning balance	$7	$7
Charges to costs and expenses	33	—
Account write-offs, less recoveries	—	—

Ending balance	$40	$7

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

The Company establishes inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based on customer specifications. The Company evaluates the ability to realize the value of its inventory based on a combination of factors, including forecasted sales, estimated current and future market value and changes in customers’ product specifications. The Company’s method of estimating excess and obsolete inventory has remained consistent for all periods presented. The Company recorded for the years ended December 31, 2019 and 2018, a lower of cost or net realizable value adjustment which reduced inventory and increased cost of goods sold by $35,000 and $6,000, respectively.

In 2018 and 2019, the Company used some of its previously written down two-inch diameter core material in production of optical and industrial sapphire wafers and did not record any additional adjustments for the years ended December 31, 2018 and December 31, 2019.

The Company evaluates the amount of raw material needed for future production based on expected crystal growth production needed to meet anticipated sales. The Company did not record any write-downs of its raw materials inventory for the years ended December 31, 2018 and December 31, 2019.

Inventories are composed of the following:

	As of December 31,
	2019	2018
	(in thousands)
Raw materials	$468	$468
Work-in-process	901	1,322
Finished goods	809	340
	$2,178	$2,130

In the year ended December 31, 2019, the Company made the determination that raw material inventories were such that the likelihood of significant usage within the current year was doubtful and reclassified such raw material inventories as non-current in the reported financial statements.

Other inventory supplies

The Company’s other inventory supplies include stock of consumable assets and spare parts used in the manufacturing process.

For the year ended December 31, 2018, the Company recorded a write-down of certain of its obsolete consumable assets in the amount of $63,000. No additional write-downs were recorded in the year ended December 31, 2019.

Assets held for sale

An asset is considered to be held for sale when all of the following criteria are met: (i) management commits to a plan to sell the asset; (ii) it is unlikely that the disposal plan will be significantly modified or discontinued; (iii) the asset is available for immediate sale in its present condition; (iv) actions required to complete the sale of the asset have been initiated; (v) sale of the asset is probable and the completed sale is expected to occur within one year; and (vi) the asset is actively being marketed for sale at a price that is reasonable given its current market value.

A long-lived asset classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell. If the long-lived asset is newly acquired, the carrying amount of the long-lived asset is established based on its fair value less cost to sell at the acquisition date. A long-lived asset is not depreciated or amortized while it is classified as held for sale.

Property and equipment

Property and equipment consisted of the following:

	As of December 31,
	2019	2018
	(in thousands)
Machinery, equipment and tooling	$3,341	$3,293
Buildings	1,711	1,686
Information systems	835	819
Land and land improvements	594	594
Furniture and fixtures	8	8
Total cost	6,489	6,400
Accumulated depreciation and amortization	(3,842)	(3,672)
Property and equipment, net	$2,647	$2,728

Property and equipment are carried at cost and depreciated over their estimated useful lives using the straight-line method. The cost of maintenance and repairs is charged to expense as incurred. Significant renewals and improvements are capitalized. Depreciation expense associated with property and equipment was $169,000 and $355,000 for the years ended December 31, 2019 and 2018, respectively.

The estimated useful lives are as follows:

Asset description	Life
Buildings	39 years
Machinery, equipment and tooling	3-10 years
Furniture and fixtures	7 years
Information systems	3 years

Warranty cost

The Company’s sales terms include a warranty that its products will meet certain specifications. The Company records a current liability for the expected cost of warranty-related claims at the time of sale. The warranty reserve is included in accrued and other current liabilities on the Consolidated Balance Sheets.

The following table presents changes in the Company’s product warranty liability:

	Year ended December 31,
	2019	2018
	(in thousands)
Balance, beginning of period	$8	$15
Charged to cost of sales	31	23
Actual product warranty expenditures	(35)	(30)
Balance, end of period	$4	$8

The Company does not provide maintenance or other services and it does not have sales that involve bill & hold arrangements, multiple elements or deliverables. However, the Company does provide product warranty for up to 90 days, for which the Company has accrued a warranty reserve of $4,000 and $8,000 for the years ended December 31, 2019 and 2018, respectively.

Fair value of financial instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable. The carrying values of these assets and liabilities approximate their fair values due to the short-term nature of these instruments at December 31, 2019 and 2018.

Concentration of credit risks and other risks and uncertainties

Financial instruments that could potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, short-term investments and accounts receivable. At December 31, 2019 and 2018, the Company had $1.6 million on deposit at foreign financial institutions. For the year ended December 31, 2019, the Company had $5.7 million on deposit at financial institutions in excess of amounts insured by the FDIC and other foreign governmental insurance agencies. This compares to a $6.8 million as of December 31, 2018. The Company performs a periodic evaluation of these institutions for relative credit standing. The Company has not experienced any losses in such accounts and management believes it is not exposed to any significant risk of loss on these balances.

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

Product Sales

The Company recognizes revenue in accordance with ASC Topic 606, Revenue From Contracts with Customers (“Topic 606”) which was adopted on January 1, 2018. The Company recognizes revenue when performance obligations under a purchase order or signed quotation are satisfied. The Company’s business practice commits the Company to manufacture and deliver product upon acceptance of a customer’s purchase order or signed quotation (“agreement”). The agreement with the customer includes specifications of the product to be delivered, price, expected ship date and payment terms. The Company’s agreements generally do not contain variable, financing, rights of return or non-cash components. There are no up-front costs to develop the production process. The performance obligation is satisfied at the point in time (single performance obligation) when the product is manufactured to the customer’s specification, as performance does not create an asset with an alternative use to the Company. Accordingly, the Company recognizes revenue when the product is shipped, and control of the product, title and risk of loss have been transferred to the customer. The Company grants credit terms considering normal collection risk. If there is doubt about collection, full prepayment for the order is required. Any payments received prior to shipment are recorded as deferred revenue and included in Advance Payments in the Consolidated Balance Sheets.

Government Contracts

The Company recognizes R&D revenue in the period during which the related costs are incurred over the contractually defined period. In July 2012, the Company signed a contract with the Air Force Research Laboratory (the LANCE government contract) to produce large-area sapphire windows on a cost plus fixed fee basis for a total contract amount of $4.7 million. The deliverables under the contract included development of machinery and technology to be able to produce large area sapphire windows, prove the concept of growing large windows with that equipment and delivery of large area sapphire windows. The Company records research and development revenue on a gross basis as costs are incurred, plus a portion of the fixed fee over a period of time as the obligations (machinery, proof of concept and finished windows) are completed following the input method of measuring progress which recognizes revenue as resources are consumed, labor hours expended and costs are incurred. For the year ended December 31, 2018, $56,000 of revenue was recorded. The performance obligations under this contract were completed in the year ended December 31, 2018 and as such, no R&D revenue for this contract was recognized in the year ended December 31, 2019.

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

Research and development

R&D costs are expensed as incurred. There was no R&D expense recognized during the year ended December 31, 2019. R&D expense was $122,000 for the year ended December 31, 2018.

Accounting for uncertainty in income taxes

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2019 and 2018.

The Company is subject to taxation in the U.S., Malaysia and in a U.S. state jurisdiction. Due to the existence of NOL carryforwards, tax years ended December 31, 2001 through 2006, 2008, 2009 and 2012 through 2018 are open to examination by tax authorities for Federal purposes. Due to NOL carryforwards at the State level, tax years ended 2008, 2009 and 2012 through 2018 are open to examination by state tax authorities. Tax years 2013 through 2018 are open to examination by the Malaysia Inland Revenue Board.

Income taxes

Deferred tax assets and liabilities are provided for temporary differences between financial reporting and income tax bases of assets and liabilities, and are measured using the enacted tax rates and laws expected to be in effect when the differences will reverse. Deferred income taxes also arise from the future benefits of NOL carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Full valuation allowances on net deferred tax assets are maintained until an appropriate level of profitability that generates taxable income is deemed sustainable or until a tax strategy is developed that would enable the Company to conclude that it is more likely than not that a portion of the deferred tax assets will be realizable. Based on an evaluation in accordance with the accounting standards, as of December 31, 2019 and 2018, a valuation allowance has been recorded against the net U.S. and Malaysia deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence.

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

Diluted net income per share was the same as basic net income per share for the year ended December 31, 2019, because the effects of potentially dilutive securities did not have a material impact on the calculation of diluted net income per share. The Company had outstanding options exercisable into 19,500 shares of the Company’s common stock that would have had an anti-dilutive effect at December 31, 2019.

Diluted net loss per common share was the same as basic net loss per common share for the year ended December 31, 2018, because the effects of potentially dilutive securities were anti-dilutive.

New accounting pronouncements adopted

In November 2016, the FASB issued ASU No. 2016-18 (“ASU 2016-18”), Statement of Cash Flows (Topic 230): Restricted Cash. The standard requires that amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amount shown on the statement of cash flows. In addition, the standard requires disclosure of the nature of restrictions on cash balances and how the statement of cash flows reconciles to the balance sheet in any situation in which the balance sheet includes more than one line item of cash, cash equivalents and restricted cash. ASU 2016-18 is effective for the interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company’s adoption of ASU 2016-18 did not have a material impact on its consolidated financial statements. As of December 31, 2019, cash and cash equivalents of $8,709,000 and restricted cash of $171,000 on the consolidated balance sheet are presented on the consolidated statement of cash flows as $8,880,000 as the end-of-year balance of cash, cash equivalents and restricted cash. As of December 31, 2018, cash and cash equivalents of $11,241,000 and restricted cash of $169,000 on the consolidated balance sheet are presented on the consolidated statement of cash flows as $11,410,000 as the end-of-year balance of cash, cash equivalents and restricted cash.

In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases (Topic 842) which modifies the lease recognition requirements and requires entities to recognize the assets and liabilities arising from leases on the balance sheet. ASU 2016-02 requires entities to use a modified retrospective approach for leases for the periods longer than twelve months that exist or are entered into after the beginning of the earliest comparative period in the financial statements. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company adopted ASU 2016-02 in the first quarter of the fiscal year ending December 31, 2019. The adoption of ASU 2016-02 did not have a material impact on the Company’s consolidated financial statements, as the Company does not have any material lease agreements.

In June 2018, the FASB issued ASU No. 2018-07 (“ASU 2018-07”), Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. These amendments expand the scope of Topic 718, Compensation – Stock Compensation, which currently only includes share-based payments to employees, to include share-based payments issued to non-employees for goods or services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. ASU 2018-07 supersedes Subtopic 505-50, Equity – Equity-Based Payments to Non-Employees. The guidance is effective for public companies for the interim and annual periods beginning after December 15, 2018. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. At this time, the Company does not recognize the existence of any non-employee relationships involving share-based payments. The adoption of ASU 2018-07 effective January 1, 2019, did not have any material impact on the consolidated financial statements, as the Company has not entered into any material transactions involving share-based payments with non-employees.

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

The Company has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact the Company’s consolidated financial statements and related disclosures.

2. SEGMENT INFORMATION

The Company has determined that it operates in two segments, the sapphire and pharmacy business.

Revenue is attributed by geographic region based on ship-to location of the Company’s customers. The following table summarizes revenue by geographic region:

	Year ended December 31,
	2019	2018
	(in thousands)

North America	$3,324	$3,389
Asia	185	478
Other	17	11

Total revenue	$3,526	$3,878

The following table summarizes sales by product type:

	Year ended December 31,
	2019	2018
	(in thousands)

Optical	$3,338	$3,781
Core	9	41
Research & development	—	56
Rubicon DTP	179	—

Total revenue	$3,526	$3,878

The following table summarizes assets by geographic region:

	As of December 31,
	2019	2018
	(in thousands)

United States	$29,703	$30,680
Malaysia	5,094	5,110
Other	4	4
Total assets	$34,801	$35,794

Rubicon DTP accounted for approximately $447,000 of the Company’s loss for the year ended December 31, 2019.

3. INVESTMENTS

The Company invests available cash primarily in U.S. Treasury securities, investment grade commercial paper, FDIC guaranteed certificates of deposit, common stock, equity related securities and corporate notes. Investments classified as available-for-sale debt securities are carried at fair value with unrealized gains and losses recorded in accumulated other comprehensive income/(loss). Investments in equity securities are reported at fair value, with both realized and unrealized gains and losses recorded as unrealized gain/(loss) on investments and realized gain on investments, in other income/(expense), in the consolidated statements of operations. Investments in which the Company has the ability and intent, if necessary, to liquidate are classified as short-term.

The following table presents the amortized cost, and gross unrealized gains and losses on all securities at December 31, 2019:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Short-term investments:
U.S. Treasury securities	$14,668	$—	$—	$14,668
Marketable securities	961	—	(171)	790
Total short-term investments	$15,629	$—	$(171)	$15,458

The following table presents the amortized cost, and gross unrealized gains and losses on all securities at December 31, 2018:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Short-term investments:
U.S. Treasury securities	$14,357	$—	$(1)	$14,356

Total short-term investments	$14,357	$—	$(1)	$14,356

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

The Company’s fixed income available-for-sale securities consist of U.S. Treasury securities, high-quality investment grade commercial paper, FDIC guaranteed certificates of deposit, common stock, equity related securities and corporate notes. The Company values these securities based on pricing from pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. The valuation techniques used to measure the fair value of the Company’s financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash equivalents:
Money market funds	$3,759	$—	$—	$3,759
Investments:
Available-for-sales securities—current:
U.S. Treasury securities	—	14,668	—	14,668
Marketable securities	790		—	790
Total	$4,549	$14,668	$—	$19,217

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash equivalents:
Money market funds	$2,821	$—	$—	$2,821
Investments:
Available-for-sales securities—current:
U.S. Treasury securities	—	14,356	—	14,356

Total	$2,821	$14,356	$—	$17,177

There are no terms or conditions restricting the Company from redeeming any of its investments.

In addition to the debt securities noted above, the Company had approximately $4.9 million and $8.4 million of time deposits included in cash and cash equivalents as of December 31, 2019 and 2018, respectively.

4. SIGNIFICANT CUSTOMERS

For the year ended December 31, 2019, the Company had three customers that accounted for approximately 31%, 15% and 12% of its revenue. For the year ended December 31, 2018, the Company had three customers that accounted for approximately 18%, 16% and 10% of its revenue.

Customers individually representing more than 10% of trade receivables accounted for approximately 74% and 79% of accounts receivable as of December 31, 2019 and 2018, respectively.

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

In the year ended December 31, 2019, we completed the sale of the remaining excess equipment located in Malaysia for total consideration of $490,000. Such equipment had a total net book value of $188,000, thereby resulting in a gain on disposal of $302,000.

The Company is pursuing the sale of its parcel of land in Batavia, Illinois and in Penang, Malaysia. We have entered into an agreement to sell our manufacturing facility located in Penang, Malaysia. Although the Company cannot assure the timing of these sales, these properties were classified as current assets held for sale at December 31, 2019 and 2018, as it is the Company’s intention to complete these sales within the next twelve-month period.

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

Common shares reserved

As of December 31, 2019, the Company had reserved 76,842 shares of common stock for issuance upon the exercise of outstanding common stock options and vesting of RSUs. Also 281,386 shares of the Company’s common stock were reserved for future grants of stock options and RSUs (or other similar equity instruments) under the Rubicon Technology, Inc. 2016 Stock Incentive Plan (the “2016 Plan”) as of December 31, 2019.

7. STOCKHOLDER RIGHTS AGREEMENT

 On December 18, 2017, the Company entered into a Section 382 Rights Agreement with American Stock Transfer & Trust Company, LLC, as Rights Agent (the “Rights Agreement”) in an effort to protect stockholder value by attempting to diminish the risk that the Company’s ability to use its net NOLs to reduce potential future federal income tax obligations may become substantially limited. The Company’s ability to utilize its NOLs may be substantially limited if the Company experiences an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”). The Rights Agreement is intended to act as a deterrent to any person acquiring beneficial ownership of 4.9% or more of the Company’s outstanding common stock without the approval of the Company’s Board of Directors (the “Board”).

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

8. STOCK INCENTIVE PLANS

In August 2007, the Company adopted the Rubicon Technology Inc. 2007 Stock Incentive Plan, which was amended and restated effective in March 2011 (the “2007 Plan”), and which allowed for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance awards and bonus shares. The maximum number of shares that could be awarded under the 2007 Plan was 440,769 shares. Options granted under the 2007 Plan entitle the holder to purchase shares of the Company’s common stock at the specified option exercise price, which could not be less than the fair market value of the common stock on the grant date. On June 24, 2016, the 2007 Plan terminated with the adoption of the Rubicon Technology, Inc. 2016 Stock Incentive Plan, (the “2016 Plan”). Any existing awards under the 2007 Plan remain outstanding in accordance with their current terms under the 2007 Plan. In June 2016, the Company’s stockholders approved adoption of the 2016 Plan effective as of March 17, 2016, which allows for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance awards and bonus shares. The Compensation Committee of the Board administers the 2016 Plan. The committee determines the type of award to be granted, the fair value, the number of shares covered by the award, and the time when the award vests and may be exercised.

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

The following table summarizes the activity of the stock incentive and equity plans:

	Shares available for grant	Number of options outstanding	Weighted- average option exercise price	Number of restricted stock shares issued	Number of RSUs outstanding
Outstanding at January 1, 2018	274,494	125,564	19.53	97,692	22,384
Granted	(47,953)	10,000	—	1,878	36,075
Exercised/issued	—	(938)	6.10	—	(5,300)
Canceled/forfeited	68,526	(65,543)	31.66	—	(2,983)
Outstanding at December 31, 2018	295,067	69,083	12.10	99,570	50,176
Granted	(60,925)	1,000	—	—	925
Exercised/issued	—	—	—	—	(6,098)
Canceled/forfeited	47,244	(47,244)	11.35	—	—
Outstanding at December 31, 2019	281,386	22,839	$13.48	99,570	45,003

The following table sets forth option grants made during 2019. There is no intrinsic value because the exercise price per share of each option was equal to the fair value of the common stock on the date of grant.

Date of grant	Number of options granted	Exercise price	Intrinsic value per share
May 2019	1,000	$8.34	—

At December 31, 2019, the exercise prices of outstanding options were as follows:

Exercise price	Number of options outstanding	Average remaining contractual life (years)	Number of options exercisable
$6.10 - $13.50	20,500	6.75	14,634
$40.10 - $44.10	1,850	4.94	1,850
$77.50 - $121.10	—	—	—
$194.90 - $226.90	489	0.44	489
	22,839	4.86	17,973

The weighted average grant date fair value of the options that became vested in the years ended 2019 and 2018 was $77,000 and $76,000, respectively.

The following table summarizes the activity of non-vested options:

	Non-vested options	Weighted- average option exercise price
Non-vested at January 1, 2018	46,842	$8.26
Granted	10,000	7.77
Vested	(8,413)	9.04
Cancelled	(26,437)	8.99
Non-vested at December 31, 2018	21,992	6.86
Granted	1,000	8.34
Vested	(10,878)	7.07
Cancelled	(7,248)	7.25
Non-vested at December 31, 2019	4,866	$5.79

The Company’s aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock. Based on the fair value of the common stock at December 31, 2019 there was $43,000 of intrinsic value arising from 19,500 stock options exercisable or outstanding.

The Company used historical stock prices as the basis for its volatility assumptions. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The expected term for the year ended December 31, 2019, is based upon the Company’s median average life of its options. The forfeiture rate is based on the past history of forfeited options. The expense is being allocated using the straight-line method. For the years ended December 31, 2019 and 2018, the Company recorded $24,000 and $47,000, respectively, of stock option compensation expense. As of December 31, 2019, the Company has $12,000 of total unrecognized compensation cost related to non-vested options granted under the Company’s stock-based plans that it expects to recognize over a weighted-average period of 0.75 years.

For the year ended December 31, 2019, the assumptions used for the estimated fair value at the date of option grant using the Black-Scholes option-pricing model were as follows:

2019
Weighted-average fair value per option	$6.09
Expected term	5.1 years
Risk-free interest rate	2.95%
Volatility	47%
Dividend yield	None
Forfeiture rate	24.43%

Pursuant to an employment agreement in March 2017, which was subsequently amended on May 12, 2017, the Company granted 30,902 and 59,098 RSUs to a key executive in years ended December 31, 2018 and 2017, respectively.

The following table summarizes the award vesting terms for the RSUs granted in 2019:

Number of RSUs	Target price
925	$7.95

The following table summarizes the award vesting terms for the RSUs granted in 2018:

Number of restricted stock units	Target price
902	$11.00
15,000	$12.50
15,000	$14.00

The RSUs vest in the amounts set forth below on the first date the 15-trading day average closing price of the Company’s common stock equals or exceeds the corresponding target price for the common stock before May 12, 2021. At the time the negotiation of the terms of the employment agreement began, the closing price of the common stock was $5.50. On the date of grant, the closing price of the common stock was $6.30. During the twelve months ended December 31, 2017, the first three tranches of the grant vested. No additional tranches vested during the years ended December 31, 2019 and 2018.

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

The daily expected stock price volatility is based on a four-year historical volatility of the Company’s common stock. The daily expected dividend yield is based on annual expected dividend payments. The average daily risk-free interest rate is based on the three-year treasury yield as of the grant date. Each of the tranches is calculated to have its own fair value and requisite service period. The fair value of each tranche is amortized over the requisite or derived service period which is up to four years. The RSUs granted in January 2018 and March 2017 had a grant date fair value of $209,000 and $323,000, respectively. There were no grants with market price targets issued in the year ended December 31, 2019.

A summary of the Company’s RSUs is as follows:

	RSUs outstanding	Weighted-average price at time of grant	Aggregate intrinsic value
Non-vested RSUs as of January 1, 2018	22,384	$4.65
Granted	36,075	7.88
Vested	(5,300)	8.51
Cancelled	(2,983)	8.88
Non-vested RSUs as of December 31, 2018	50,176	6.31
Granted	9,925	8.32
Vested	(6,098)	7.40
Cancelled	—	—
Non-vested RSUs at December 31, 2019	54,003	$6.56	$354,250

The fair value of each RSU is the market price on the date of grant and is being recorded as compensation expense ratably over the vesting terms or the expected achievement of market price targets based on the Monte Carlo simulation model. For the years ended December 31, 2019 and 2018, the Company recorded $7,000 and $265,000 of RSU expense, respectively. The RSUs are forfeited by a participant upon termination for any reason, and there is no proportionate or partial vesting in the periods between the vesting dates. As of December 31, 2019, there was no unrecognized compensation cost related to the non-vested RSUs.

An analysis of restricted stock issued is as follows:

Non-vested restricted stock as of January 1, 2018	4,904
Granted	1,878
Vested	(4,328)
Non-vested restricted stock as of December 31, 2018	2,454
Granted	—
Vested	(2,454)

Non-vested restricted stock as of December 31, 2019	—

For the year ended December 31, 2019 the Company recorded $14,000 related to restricted stock compared to $69,000 in the prior year.

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

Components of income before income taxes and the income tax provision are as follows:

Income (loss) before income taxes

	Year ended December 31,
	2019	2018
	(in thousands)

U.S.	$(1,142)	$1,017
Foreign	17	(30)

Total	$(1,125)	$987

Income taxes

	Year ended December 31,
	2019	2018
	(in thousands)

Current
U.S.	$—	$—
State	—	—
Foreign	22	24
Total current income tax expense	22	24
Deferred
U.S.	—	—
State	—	—
Foreign	—	—
Total deferred income tax expense (benefit)	—	—
Total income tax expense (benefit)	$22	$24

The reconciliation of income tax computed at the federal statutory rate to income before taxes is as follows:

	Year ended December 31,
	2019	2018
U.S. federal statutory rate	(21.0)%	(21.0)%
State taxes net of federal benefit	(7.6)	(7.7)
Foreign rate differential and transactional tax	0.1	0.1
Tax credits	—	(14.0)
Valuation allowance	28.5	42.7
Other	2.0	(2.5)

	2.0%	(2.4)%

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s net deferred income taxes are as follows at December 31:

	2019	2018
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$11	$2
Inventory reserves	3,185	3,323
Consumables excess reserve	169	170
Accrued liabilities	52	55
Warrant interest expense	196	196
Stock compensation expense	789	881
State net operating loss	15,010	14,633
Net operating loss carryforward	40,437	38,525
Tax credits	740	740
Depreciation	1,329	2,993
Valuation allowance	(61,869)	(61,512)
Total deferred tax assets	49	6
Deferred tax liability:
Prepaid expenses	(49)	(6)
Net deferred tax liability	$—	$—

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

At December 31, 2019, the Company had separate Federal and Illinois NOL carryforwards of $188.1 million and $200.0 million, respectively, which begin to expire in 2021 and 2020, respectively. In addition, at December 31, 2019, the Company had Federal and Illinois research and development credits and Illinois investment tax credits of $662,000, $66,000 and $23,000, respectively, which began to expire in 2019. Tax credits are accounted for using the flow-through method and therefore are taken in the year earned.

The Company completed an analysis of the utilization of NOLs subject to limits based upon certain ownership changes as of December 31, 2019. The results of this analysis indicated no ownership change limiting the utilization of net operating losses and tax credits.

The Company prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. At December 31, 2019 and 2018, the Company had $1.1 million of unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on the Company’s financial statements as an offset to the valuation allowance related to tax positions taken in 2012. It is not reasonably possible that the amount will change in the next twelve months. There were no material changes to prior year or current year positions taken during the year ended December 31, 2019.

There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2019 and 2018.

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

The Company’s federal tax returns for the periods ended December 31, 2010, 2008 and 2007 have been audited by the Internal Revenue Service (IRS) with no changes made to the Company’s taxable losses for those years. The Company’s state tax returns for the periods ended December 31, 2009 through 2012 have been audited by the Illinois Department of Revenue with no changes made to the Company’s taxable losses for those years. Due to the existence of NOL carryforwards, tax years ended December 31, 2001 through 2006, 2008, 2009 and 2011 through 2018 are open to examination by tax authorities for Federal purposes. Due to NOL carryforwards at the State level, tax years ended 2008, 2009 and 2012 through 2018 are open to examination by state tax authorities.

Due to the closing of the Rubicon Malaysia operations, the Company no longer considers the undistributed earnings of Rubicon Malaysia to be indefinitely reinvested. Upon liquidation of Rubicon Malaysia, it is anticipated any cash left after the liquidation will be brought back to the U.S. via a payment of principal towards the intercompany loan. A withholding tax will be payable to the Malaysian government on the interest portion of the loan. At December 31, 2019 and 2018, the Company accrued the withholding tax on the interest balance of the loan in the amount of $22,000 and $24,000, respectively, which represents the incremental tax.

10. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company adopted ASU 2016-02 in the first quarter of the fiscal year ending December 31, 2019. The adoption of ASU 2016-02 did not have a material impact on the Company’s consolidated financial statements, as the Company does not have any material lease agreements Rubicon DTP leases a building for its manufacturing and offices, however such lease was not considered material to the Company’s financial statements.

Net rent expense under operating leases in 2019 and 2018 amounted to $35,000 and $418,000, respectively.

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

11. BENEFIT PLAN

The Company sponsors a 401(k) savings plan (the “Plan”). Employees are eligible to participate in the Plan upon reaching 18 years of age. Employees make contributions to the Plan through payroll deferrals. Employer matching contributions are discretionary. There were no employer matching contributions for the years ended December 31, 2019 and 2018.

12. SUBSEQUENT EVENTS

None.