Form 10-K/A
period 2019-12-31
Rubicon Technology, Inc.
filed 2020-04-29
CIK 1410172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Documents incorporated by reference:

None

 EXPLANATORY NOTE

Rubicon Technology, Inc. (“Rubicon” or the “Company”) is filing this Amendment No. 1 (“Amended Report”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission (SEC) on March 23, 2020 (“Original Report”), in order to add certain information required by the following items in Part III of Form 10-K:

We hereby amend Items 10, 11, 12, 13 and 14 of Part III of our Original Report by deleting the text of such Items 10, 11, 12, 13 and 14 in their entirety and replacing them with the information provided below under the respective headings. The Amended Report does not affect any other items in our Original Report. As a result of this amendment, we are also filing as exhibits to this Amended Report the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and amending Item 15 of Part IV to include such certifications. Because no financial statements are contained in this Amended Report, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Except as otherwise expressly stated for the items amended in this Amended Report, this Amended Report continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amended Report should be read in conjunction with our Original Report. Capitalized terms used but not otherwise defined herein have the meanings ascribed to such terms in the Original Report.

i

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our bylaws permit our Board of Directors to establish by resolution the authorized number of directors. Our Board of Directors currently consists of four directors, who are divided into three classes with staggered three-year terms.

All of our directors bring to our Board of Directors a wealth of executive leadership experience derived from their service as corporate executives as well as service as directors on other boards. When evaluating director candidates, the Nominating and Governance Committee takes into account all factors it considers appropriate, which include (i) ensuring that the Board of Directors, as a whole, is diverse and consists of individuals with various and relevant career experience, relevant technical skills, industry knowledge and experience, and financial expertise (including expertise that could qualify a director as a “financial expert,” as that term is defined by the rules of the SEC), and (ii) minimum individual qualifications, including strength of character, mature judgment, familiarity with the Company’s business and industry and independence of thought. The Nominating and Governance Committee also considers geographical, cultural, experiential and other forms of diversity when evaluating director candidates. In addition, the Nominating and Governance Committee also may consider the extent to which the candidate would fill a present need on the Board of Directors. Information about our current directors, including their business experience for the past five years, appears below.

Class I Director

Susan M. Westphal, 54, is a continuing Class I director whose current term expires at our 2020 Annual Meeting. Ms. Westphal has served as a member of our Board of Directors since March 17, 2017. She currently serves as a member of the Audit, Compensation, and Nominating and Governance Committees. Ms. Westphal, is Chief Counsel at Melissa & Doug, LLC, a leading designer of educational toys and children’s’ products, since February 2016. Ms. Westphal is responsible for a range of legal, strategic, and organizational matters. From January 2012 to January 2016, Ms. Westphal was an attorney with Brody and Associates, LLC. Ms. Westphal was previously an attorney at law firms including Epstein, Becker, & Green, p.c, where she represented corporate clients in litigations and negotiations in commercial, real estate, and employment matters. She holds a JD from The George Washington University National Law Center and a BA from Tufts University. Ms. Westphal’s qualifications to serve on our Board of Directors include her extensive legal and negotiation experience.

Class II Directors

Timothy Brog, 56, is a continuing Class II director whose current term expires at our 2021 Annual Meeting. Mr. Brog joined us in May 2016 as a member of our Board of Directors and was appointed as our President and Chief Executive Officer effective March 17, 2017. Mr. Brog served on our Audit Committee from July 1, 2016 until March 17, 2017 and on the Compensation Committee from December 14, 2016 to March 17, 2017. From March 2015 until March 17, 2017, Mr. Brog served as the president of Locksmith Capital Management LLC, an investment advisory firm. Previously, he served as Chairman of the Board of Directors of Peerless Systems Corporation from June 2008 to February 2015, Chief Executive Officer from August 2010 to March 2015 and a director beginning in July 2007. Mr. Brog served as a Managing Director and Portfolio Manager to Locksmith Value Opportunity Fund LP from September 2007 to August 2010. He also served as Managing Director of E2 Investment Partners LLC, a special purpose vehicle to invest in Peerless, from March 2007 to July 2008. Prior to his experience at Locksmith Capital and E2 Investment Partners, Mr. Brog was President of Pembridge Capital Management LLC and the Portfolio Manager of Pembridge Value Opportunity Fund LP, a small cap value hedge fund, from June 2004 to September 2007. He also worked as the Managing Director of The Edward Andrews Group Inc., a boutique investment bank, from 1996 to 2007. From 1989 to 1995, Mr. Brog was a corporate finance and mergers and acquisitions associate of the law firm Skadden, Arps, Slate, Meagher & Flom LLP. Mr. Brog has previously served as a director of Eco-Bat Technologies Limited from October 2007 to July 2019, Chairman of the Board and Chairman of the Audit Committee of Deer Valley Corporation from October 2014 to April 2015, and as a member of the board of directors of the Topps Company Inc., from July 2006 to October 2007. Mr. Brog received a JD from Fordham University School of Law in 1989 and a BA from Tufts University in 1986. Mr. Brog’s qualifications to serve on our Board of Directors include his operational, legal, investment banking, executive management and financial analysis experience.

Michael Mikolajczyk, 68, is a continuing Class II director whose current term expires at our 2021 Annual Meeting. Mr. Mikolajczyk has served as a member of our Board of Directors from June 2001 until May 2002 and rejoined our Board of Directors in March 2004. Mr. Mikolajczyk was elected as the chairman of our Board of Directors in December 2017. Mr. Mikolajczyk also serves as a member of our Audit, Compensation, and Nominating and Governance Committees. Since September 2003, Mr. Mikolajczyk has served as managing director of Catalyst Capital Management, LLC, a private equity firm. From 2001 through 2003, Mr. Mikolajczyk worked as an independent consultant providing business and financial advisory services to early stage and mid-cap companies. Mr. Mikolajczyk also served as vice chairman of Diamond Management & Technology Consultants, Inc., a management and technology consulting firm, from 2000 to 2001, president from 1998 to 2000 and chief financial officer from 1994 to 1998. Mr. Mikolajczyk served as chief financial officer of Technology Solutions Company, a business solutions provider, from 1993 to 1994. In addition, Mr. Mikolajczyk served as a director of Diamond Management & Technology Consultants, Inc. from 1994 to 2010 and served as director of Kanbay International, Inc. from 2004 to 2007. Mr. Mikolajczyk is a CPA in the State of Michigan and holds an MBA from Harvard Business School and a BS in business from Wayne State University. Mr. Mikolajczyk’s qualifications to serve on our Board of Directors include his experience as an operating executive and his years of experience providing business and financial advisory services. Mr. Mikolajczyk is a financial expert with extensive experience in corporate governance.

Class III Director

Jefferson Gramm, 44, is a continuing Class III director whose current term will expire at our 2022 Annual Meeting. Mr. Gramm, in connection with a Stock Purchase Agreement dated November 16, 2017, was appointed to the Board on November 16, 2017. He currently serves as a member of our Audit, Compensation and Nominating and Governance Committees. Mr. Gramm has served as managing director, managing partner and portfolio manager of Bandera Partners, LLC, a value-oriented investment partnership, and Bandera Partners Management LLC, an affiliate general partner entity, since August 2006. Previous to Bandera Partners, Mr. Gramm was a managing director of Arklow Capital LLC, a hedge fund manager focused on distressed and value investments, from October 2004 to July 2006. Mr. Gramm serves as a director of Tandy Leather Company, a distributor of leather and related products, since 2014 and as chairman of the board since 2017. Mr. Gramm served as director of Peerless Systems Corporation from June 2009 to November 2010, as director of Morgan’s Foods Inc., a restaurant company, from April 2013 to May 2014, and as director of Ambassadors Group, Inc., an educational travel company, from May 2014 to October 2015. He holds an MBA from Columbia University and a BA from the University of Chicago. Mr. Gramm’s qualifications to serve on our Board of Directors include his extensive experience in finance, especially in areas of reviewing acquisition targets and negotiating and the consummation of potential acquisitions.

Current Executive Officers

Timothy E. Brog, age 56, was appointed as our President and Chief Executive Officer effective March 17, 2017. Mr. Brog has also been a member of our Board of Directors since May 2016. His biographical information is provided above.

Mathew J. Rich, age 47, was appointed as our Chief Financial Officer effective November 18, 2019. From August 15, 2019 to November 15, 2019, Mr. Rich was a financial consultant to the Company. Prior to August 2019, Mr. Rich was a regional strategy lead for Cargill’s food ingredients business. From 2007 to 2016, Mr. Rich held roles of increasing responsibility across Unilever’s North American foods businesses. Prior to that, Mr. Rich served in various capacities for Abbott Laboratories and The Procter & Gamble Company. Mr. Rich holds an MBA from the University of Chicago Booth School of Business and is registered as a Certified Public Accountant.

CORPORATE GOVERNANCE

Director Independence

Our Board of Directors undertook a review of the independence of each director and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board of Directors determined that Messrs. Mikolajczyk, Gramm and Ms. Westphal are independent under the standards for director independence adopted by the Board of Directors and are “independent directors” as defined under the rules of the NASDAQ Stock Market. Based on the foregoing, our Board of Directors has concluded that a majority of our Board of Directors has been independent during 2019, as required by the rules of the NASDAQ Stock Market. The standards for director independence adopted by the Board of Directors are available for review on our website www.rubicontechnology.com.

Board of Directors Leadership Structure

Our Board of Directors is led by an independent Chairman, Mr. Mikolajczyk. The Board has determined that having an independent Chairman is in the best interest of the Company’s stockholders at this time and adopted a formal policy to that effect on December 14, 2016. The Board believes that this leadership structure is appropriate because it strikes an effective balance between management and independent director participation in the Board process. The independent Chairman role allows our Chief Executive Officer to focus on his management responsibilities in leading the business, setting the strategic direction of the Company and optimizing the day-to-day performance and operations of the Company. At the same time, the independent Chairman can focus on Board leadership, providing guidance to the Chief Executive Officer and the Company’s overall business strategy. The Board believes that the separation of functions between the Chief Executive Officer and Chairman of the Board provides independent leadership of the Board in the exercise of its management oversight responsibilities, increases the accountability of the Chief Executive Officer and creates transparency into the relationship among executive management, the Board of Directors and the stockholders. The independent Chairman regularly presides at executive sessions of the independent directors, without the presence of management.

Board of Directors Oversight of Risk

Our executive management team is responsible for our day-to-day risk management activities. The Board of Directors oversees these risk management activities, delegating its authority in this regard to the standing committees of the Board of Directors. The Audit Committee is responsible for discussing with executive management policies with respect to financial risk and enterprise risk management. The Audit Committee also oversees the Company’s corporate compliance programs. The Compensation Committee considers risk in connection with its design of compensation programs for our executives. The Nominating and Governance Committee reviews the Company’s corporate governance principles and their implementation. Each committee regularly reports to the Board of Directors. In addition to each committee’s risk management oversight, the Board of Directors regularly engages in discussions of the most significant risks that the Company is facing and how these risks are being managed.

The Board of Directors believes that each committee’s risk oversight function, together with the efforts of the full Board of Directors and the Chief Executive Officer in this regard, enables the Board of Directors to effectively oversee the Company’s risk management activities.

Committees of the Board of Directors and Meetings

Our Board of Directors has established three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. Described below are the membership and principal responsibilities of each of the standing committees of the Board of Directors, as well as the number of meetings held during 2019. Each of these committees is composed entirely of non-employee directors who have been determined by our Board of Directors to be independent under the current requirements of the NASDAQ Stock Market and the rules and regulations of the SEC. Each committee operates under a charter approved by the Board of Directors setting out the purposes and responsibilities of the committee. All committee charters are available for review on our website, www.rubicontechnology.com.

The Board of Directors held five meetings during 2019. Each of our directors attended at least 75% of the aggregate of the total number of meetings of the Board of Directors and the committees on which he or she served during 2019. Our non-employee directors meet regularly without our Chief Executive Officer present.

Audit Committee

From January 1, 2019 to December 31, 2019, our Audit Committee was comprised of Michael E. Mikolajczyk, Susan M. Westphal and Jefferson Gramm.

Mr. Mikolajczyk is the chairman of our Audit Committee. Our Board of Directors has determined that each member of our Audit Committee, during the period served on the committee, met or meets the requirements for financial sophistication and independence for Audit Committee membership under the current requirements of the NASDAQ Stock Market and SEC rules and regulations. Our Board of Directors has also determined that Mr. Mikolajczyk is an “audit committee financial expert” as defined in the SEC rules. The Audit Committee’s responsibilities include, but are not limited to:

●	selecting and hiring our independent registered public accounting firm, and approving the audit and permitted non-audit services to be performed by our independent registered public accounting firm;

●	evaluating the qualifications, experience, performance and independence of our independent registered public accounting firm;

●	monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters;

●	reviewing the adequacy, effectiveness and integrity of our internal control policies and procedures;

●	discussing the scope and results of the audit with the independent registered public accounting firm and reviewing with management and the independent registered public accounting firm our interim and year-end operating results;

●	preparing the Audit Committee report required by the SEC in our annual proxy statement; and

●	overseeing management with respect to enterprise and financial risk management.

Our Audit Committee held six meetings during 2019.

Compensation Committee

From January 1, 2019 to December 31, 2019, our Compensation Committee was comprised of Jefferson Gramm, Michael E. Mikolajczyk and Susan M. Westphal.

Mr. Gramm is the chairman of our Compensation Committee. The Compensation Committee’s responsibilities include, but are not limited to:

●	reviewing and approving our Chief Executive Officer’s and other executive officers’ annual base salaries and annual bonuses;

●	evaluating and recommending to the Board of Directors incentive compensation plans;

●	overseeing an evaluation of the performance of our executive officers;

●	administering, reviewing and making recommendations with respect to our equity compensation plans; and

●	reviewing and making recommendations to the Board of Directors with respect to director compensation.

The Compensation Committee may, in its sole discretion, retain or obtain the advice of one or more compensation consultants or other advisors to assist it with these duties.

Our Compensation Committee held two meetings during 2019.

Nominating and Governance Committee

From January 1, 2019 to December 31, 2019, our Nominating and Governance Committee was comprised of Susan M. Westphal, Jefferson Gramm and Michael E. Mikolajczyk.

Ms. Westphal is the chairman of our Nominating and Governance Committee. The Nominating and Governance Committee’s responsibilities include, but are not limited to:

●	developing and recommending to the Board of Directors criteria for Board of Directors and committee membership;

●	assisting our Board of Directors in identifying prospective director nominees and recommending to the Board of Directors nominees for each annual meeting of stockholders;

●	recommending members for each committee to our Board of Directors;

●	reviewing developments in corporate governance practices and developing and recommending governance principles applicable to our Board of Directors; and

●	overseeing the evaluation of the Board of Directors.

Our Nominating and Governance Committee held one meeting during 2019.

Code of Conduct

We have adopted a Business Code of Conduct that applies to all of our employees, officers and directors. A copy of the Business Code of Conduct is available on our website at www.rubicontechnology.com, and any waiver from or amendment to the Business Code of Conduct granted to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, will be timely disclosed on the Company’s website as set forth above rather than by filing a Form 8-K. The information found on our website is not part of any report filed with or furnished to the SEC.

Policies and Procedures Governing Director Nominations

The Nominating and Governance Committee considers candidates for nomination to the Board of Directors from a number of sources, including recommendations by current members of the Board of Directors and members of management. Current members of the Board of Directors are considered for re-election unless they have notified us that they do not wish to stand for re-election. The Nominating and Governance Committee will also consider director candidates recommended by our stockholders, although a formal policy has not been adopted with respect to consideration of such candidates because stockholders may nominate director candidates pursuant to our bylaws. Stockholders desiring to submit recommendations for director candidates must follow the following procedures:

●	The Nominating and Governance Committee will accept recommendations of director candidates throughout the year; however, in order for a recommended candidate to be considered for nomination for election at an upcoming annual meeting of stockholders, the recommendation must be received by the Acting Secretary of the Company not later than the close of business on the 60th day nor earlier than the close of business on the 90th day prior to the anniversary date of our most recent annual meeting of stockholders, unless the date of the annual meeting is more than 30 days before or more than 60 days after the first anniversary of the preceding year’s annual meeting, in which case notice must be delivered not earlier than the 90th day prior to such annual meeting and not later than the close of business on the later of the 60th day prior to such annual meeting or the 10th day following the day on which we first publicly announce the date of such annual meeting. If the number of directors to be elected to the Board is increased and the Company does not make public announcement naming all of the nominees for director or specifying the size of the increased Board at least 70 days prior to the first anniversary of the preceding year’s annual meeting, a stockholder’s nomination notice will also be considered timely with respect to nominees for any newly created positions if such notice is delivered to the Acting Secretary not later than the close of business on the 10th day following the day on which such public announcement is first made by the Company.

●	A stockholder making the recommendation must be a stockholder of record at the time of giving of notice, be entitled to vote at the meeting and comply with the notice procedures set forth in the bylaws. Furthermore, this recommendation must be in writing and must include the following initial information: (i) as to each person whom the stockholder proposes to nominate for election as a director, all information relating to such person that would be required to be disclosed in proxy solicitations for election of directors in an election contest, or would otherwise be required, in each case pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 14a-11 promulgated under the Exchange Act, including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected; and (ii) as to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination is made, the name and address of such stockholder and beneficial owner, and the class and number of shares of the Company that are owned beneficially and of record by such stockholder and beneficial owner. The Nominating and Governance Committee may subsequently request additional information regarding the candidate.

●	Recommendations must be sent by U.S. Mail, courier or expedited delivery service to Timothy E. Brog, Acting Secretary, Rubicon Technology, Inc., 900 East Green Street, Bensenville, Illinois 60106.

In evaluating nominees for director, the Nominating and Governance Committee is guided by, among other things, the objective that the Board of Directors be composed of qualified, dedicated and highly regarded individuals who have experience relevant to our operations and who understand the complexities of our business environment. The Nominating and Governance Committee may also consider other factors such as whether the candidate is independent under the standards adopted by the Board of Directors and within the meaning of the listing standards of the NASDAQ Stock Market, and whether the candidate meets any additional requirements for service on the Audit Committee. The Nominating and Governance Committee does not intend to evaluate candidates recommended by stockholders any differently than other candidates.

Stockholder Communications with the Board of Directors

Interested parties, including stockholders, may communicate by mail with all or selected members of the Board of Directors. Correspondence should be addressed to the Board of Directors or any individual director(s) or group or committee of directors either by name or title (for example, “Chairman of the Nominating and Governance Committee” or “All Non-Management Directors”). All correspondence should be sent c/o Timothy E. Brog, Acting Secretary, Rubicon Technology, Inc., 900 East Green Street, Bensenville, Illinois 60106. The Acting Secretary will, in consultation with the appropriate members of the Board, as necessary, generally screen out communications from stockholders to identify communications that are (i) commercial, charitable or other solicitations for products, services and funds, (ii) matters of a personal nature not relevant for stockholders, or (iii) matters that are of a type that render them improper or irrelevant to the functioning of the Board and the Company.

Attendance at Annual Meeting

Directors are encouraged, but not required, to attend our annual stockholders’ meeting. All directors attended the 2019 Annual Meeting of Stockholders.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and to provide us copies of these reports. Based solely on a review of the copies of these reports furnished to us and written representations that no other reports were required to be filed, we believe that all such filings applicable to our officers, directors and beneficial owners of greater than 10% of our common stock were made timely during the fiscal year ended December 31, 2019.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The table below sets forth, the compensation earned by Timothy E. Brog, the President and Chief Executive Officer, William F. Weissman, our former President and Chief Executive Officer, Mathew J. Rich, the Chief Financial Officer, and Inga A. Slavutsky and Mardel A. Graffy, our former Chief Financial Officers, during fiscal 2018 and fiscal 2019. Such persons are referred to in this Report on Form 10-K/A as our “named executive officers.” Mr. Weissman’s employment with us ended on March 16, 2017. Ms. Slavutsky was the Company’s Chief Financial Officer from June 1, 2018 to April 24, 2019 and prior to that she was our comptroller. Ms. Graffy’s employment with us ended on June 1, 2018. Per terms of Mr. Weissman’s employment agreement severance payments continued through part of 2018.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		All Other Compensation ($)		Total ($)
Timothy E. Brog	2019	350,000	—		445,410	(1)	—		795,410
President & Chief Executive Officer	2018	350,000	—		209,169	(2)	—		559,169

Mathew J. Rich(12)	2019	19,238	—		—		—		19,238
Chief Financial Officer

William F. Weissman(3)	2018	—	—		—		68,120	(4)	68,120
Former President & Chief Executive Officer

Inga A. Slavutsky(5)	2019	41,500	13,750	(6)	—		—		55,250
Former Chief Financial Officer	2018	112,050	3,700	(7)	3,250	(8)	—		119,000

Mardel A. Graffy(9)	2018	91,775	3,750	(10)	3,086	(11)	—		98,611
Former Chief Financial Officer

(1)	Pursuant to Mr. Brog’s employment agreement, he was eligible for a bonus based upon certain objectives set forth by the Compensation Committee and agreed to by him. For work performed in 2018 and paid in 2019, Mr. Brog was eligible to earn up to 49,000 shares (the “Objective Bonus Shares”) of the Company’s common stock if certain goals were achieved. The Board of Directors determined that Mr. Brog’s objectives were met and such shares were issued to Mr. Brog in 2019.

(2)	On January 1, 2018, we granted Mr. Brog 30,902 RSUs. The equity grant is subject to price-based vesting and was not an outright stock grant. Amount represents the full aggregate grant date fair value of this grant, calculated in accordance with FASB ASC Topic 718. For a discussion of the assumptions and methodologies used in calculating the grant date fair value of the RSU awards in 2018, please see Note 8 to the Company’s consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018.

(3)	Mr. Weissman served as our President and Chief Executive Officer from December 2014 to March 16, 2017. The table includes his compensation for the year ended December 31, 2018.

(4)	Reflects severance and continuation of benefits paid in 2018 in accordance with Mr. Weissman’s employment agreement for termination without cause on March 16, 2017.

(5)	Ms. Slavutsky was our Chief Financial Officer from June 2018 to April 2019. The table includes her compensation for the years ended December 31, 2018 and December 31, 2019. In addition, after her resignation, Ms. Slavutsky performed services for the Company on a fee basis and was paid an additional $950 for such services. Such payment was excluded from the table above.

(6)	Amount represents a $13,750 cash bonus paid to Ms. Slavutsky in 2019.

(7)	Amount represents a $3,700 cash bonus paid to Ms. Slavutsky in 2018.

(8)	In 2018, we granted Ms. Slavutsky 438 shares of Rubicon common stock.

(9)	Ms. Graffy was our Chief Financial Officer from December 2014 to June 2018. The table includes her compensation for the year ended December 31, 2018.

(10)	Amount represents a $3,750 cash bonus paid to Ms. Graffy.

(11)	In 2018, we granted Ms. Graffy 444 shares of Rubicon common stock.

(12)	Prior to his appointment as CFO in November 2019, Mr. Rich served as a consultant to the Company from August 2019 to the date of such appointment and was paid $46,250 for his services during that period.

Discussion of Summary Compensation Table

Our executive compensation policies and practices for fiscal 2019 and 2018, pursuant to which the compensation set forth in the “Summary Compensation Table” table was paid or awarded, are described below.

Base salary

Pursuant to the terms of their employment agreements, the annual base salaries for 2019 for Mr. Brog, Mr. Rich and Ms. Slavutsky were $350,000, $165,000 and $130,000, respectively. For 2018, the annual base salaries for Mr. Brog, Ms. Slavutsky and Ms. Graffy were $350,000, $130,000 and $200,000, respectively. We formally evaluate executive performance on an annual basis, and these evaluations are one of the factors considered in making adjustments to base salaries.

Incentive bonuses

The primary objectives of our incentive bonus plan are to provide an incentive for superior work, to motivate our executives toward even higher achievement and business results, to tie our executives’ goals and interests to ours and our stockholders’ and to enable us to attract and retain highly qualified individuals. These targets are typically set in the first three months of the year. The targets under our objective incentive bonus plan are mutually agreed upon by the independent directors and each of the executives.

Discretionary Incentive bonuses

In 2019, the Compensation Committee approved a bonus plan for some of our employees in key areas of operations. Accordingly, in 2019 Ms. Slavutsky received a cash bonus of $13,750. Mr. Brog did not receive a discretionary bonus in 2019.

In 2018, Ms. Graffy received a discretionary cash bonus of $3,750 and Ms. Slavutsky received a discretionary cash bonus of $3,700.

Objective incentive compensation

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

Pursuant to Mr. Brog’s employment agreement, he was eligible for a bonus based upon certain objectives set forth by the Compensation Committee and agreed to by him.

In 2019, Mr. Brog was eligible to earn up to 40,500 shares (the “2019 Objective Bonus Shares”) of the Company’s common stock if certain goals were achieved. While Mr. Brog’s 2018 goal for earning his bonus was based solely on preserving and building capital through liquidation of assets, management of short-term investments, and reductions of liabilities, his 2019 goals included several specific, and more qualitative, targets that the Board believes are critical to the long term success of the Company. There is no set formula to weight the importance of each target -- the Board will consider Mr. Brog’s performance in relation to all three targets when determining the amount of his bonus.

Goal 1: Progress towards an acquisition

The Board wishes to incentivize Mr. Brog to further develop the Company’s acquisition pipeline, with the ultimate goal of finding suitable acquisition targets and eventually closing a transaction. To achieve Goal 1, the Board wants to see material progress from Mr. Brog in improving deal-flow and allocating more time to the search for acquisitions. A signed purchase agreement or the actual consummation of an acquisition would also satisfy Goal 1.

Goal 2: Signed purchase agreements for the Malaysia properties

The Board believes the Company’s assets in Malaysia continue to be an unwanted distraction from Rubicon’s domestic operations. Mr. Brog would achieve Goal 2 by negotiating and signing a purchase agreement for one or both of the Malaysia properties with Board approval. Material progress in finding a buyer for the properties will also be considered by the Board for achieving Goal 2.

Goal 3: 2019 Year-End Cash

Similar to in 2018, the Board wishes to incentivize Mr. Brog in his efforts to preserve capital.

As of December 31, 2018, Rubicon’s net short-term investments, cash and cash equivalents and restricted cash were as follows:

Cash and cash equivalents:	$11,241,000
Restricted Cash:	$169,000
Short-term investments:	$14,356,000
Total:	$25,766,000

The term “Total Cash” is defined as cash and cash equivalents, restricted cash and short-term investments. The total current liabilities as of December 31, 2018 were $1,194,000 (“TCL”). The difference between the Total Cash ($25,766,000) and the TCL ($1,194,000) as of December 31, 2018 was $24,572,000.

If the difference between the Total Cash and the TCL as of December 31, 2019 (“2019 YE Cash”) is equal to or greater than $25,000,000 then Mr. Brog would satisfy Goal 3.

The 2019 YE Cash would be adjusted for any unusual items that occur in 2019. For instance, if Rubicon merges or acquires another entity, then the cash used in such transactions and the related costs thereto should be added back into the 2019 YE Cash. If cash is raised pursuant to the sale of Rubicon’s Common Stock then the net cash raised shall be subtracted from the 2019 YE Cash. If Rubicon uses cash to repurchase shares of its Common Stock, that cash shall be subtracted from 2019 YE Cash. The above examples are for illustrative purposes only and are not a complete list of the types of unusual items that may occur in 2019.

Prior to December 31, 2019, Mr. Brog had no rights, interest or title in the 2019 Objective Bonus Shares and such shares were not deemed issued or granted in 2019. If setting the bonus objectives described above violates any provision of the 2016 Rubicon Stock Incentive Plan, then the payment of this bonus shall be null and void and Mr. Brog and the Compensation Committee shall negotiate in good faith a new bonus that will be approximately equal to the value of the bonus described above.

Notwithstanding that Mr. Brog reached certain of the objectives set forth by the Compensation Committee, due to the Covid-19 crisis, the fact that no other employee earned a bonus for 2019 and a relatively poor performance of certain investments made by the Company, Mr. Brog requested that the Board not consider him for the payment of a bonus, at least not until the sale of the Company’s real estate located in Malaysia is consummated. The Board accepted Mr. Brog’s request and no 2019 Objective Bonus Shares have been granted.

For work performed in 2018 and paid in 2019, Mr. Brog was eligible to earn up to 49,000 shares (the “2018 Objective Bonus Shares”) of the Company’s common stock if certain goals were achieved. The Board of Directors determined that Mr. Brog’s objectives were met and such shares were issued to Mr. Brog in 2019.

Mr. Brog’s 2018 objective incentive compensation goals, in order to earn the 2018 Objective Bonus Shares, was based upon the (a) liquidation of certain of Rubicon’s assets, (b) generation and preservation of Rubicon’s net short-term investments, cash and cash equivalents and restricted cash and (c) reduction of current liabilities, each of which were on the Company’s Balance Sheet as of December 31, 2018. As of December 31, 2017, Rubicon’s net short-term investments, cash and cash equivalents and restricted cash were as follows:

Cash and cash equivalents:	$11,544,190
Restricted Cash:	$180,655
Short-term investments:	$6,450,833
Total:	$18,175,678

The term “2017 Total Cash” was defined as cash and cash equivalents, restricted cash and short-term investments. The total current liabilities as of December 31, 2017 were $1,715,000 (“2017 TCL”). The difference between the 2017 Total Cash ($18,175,678) and the 2017 TCL ($1,714,851) as of December 31, 2017 was $16,460,827. The closing price of the Common Stock the day prior to the agreement of these bonus objectives was $7.16 per share.

If the difference between the 2018 Total Cash and the 2018 TCL as of December 31, 2018 (“2018 YE Cash”) is equal to or greater than $26,000,000 then Mr. Brog shall earn all of the 2018 Objective Bonus Shares. If the 2018 YE Cash is equal to or less than $23,000,000 then Brog shall earn none of the 2018 Objective Bonus Shares. If the 2018 YE Cash is less than $26,000,000 and greater than $23,000,000 then Brog shall earn a pro rata percentage of the 2018 Objective Bonus Shares.

The 2018 YE Cash would be adjusted for any unusual items that occur in 2018. In 2018, the purchase by the Company of its building located at 900 East Green Street, Bensenville, Illinois and the amount of cash used in the Company’s Stock Repurchase Plan were deemed to be unusual items.

The Board determined that in 2018, Mr. Brog achieved all of the goals set forth by the Compensation Committee and therefore all of the 2018 Objective Bonus Shares were earned and subsequently issued.

Severance and change in control arrangements

Payments upon termination are described below under “Termination of Employment or Change in Control”.

OUTSTANDING EQUITY AWARDS AT 2019 FISCAL YEAR-END

The following table sets forth the outstanding equity awards for our named executive officers as of December 31, 2019.

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercis-able	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)(2)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Timothy Brog	—	—	—		14,098	(1)	117,295
	—	—	—		30,902	(3)	257,105

(1)	The award of 14,098 RSUs vests in the amounts set forth below on the first date the 15-trading day average closing price of the Company’s common stock equals or exceeds the corresponding target price of $11.00 for the common stock before March 15, 2021, provided that Mr. Brog remains employed with us through the applicable vesting dates. This award did not vest in 2019.

(2)	The market value of unvested stock awards is calculated by multiplying the number of unvested RSUs by $8.32, the closing price of the Company’s common stock on The NASDAQ Stock Market on December 31, 2019.
(3)	The award of 30,902 RSUs vest in the amounts set forth below on the first date the 15-trading day average closing price of the Company’s common stock equals or exceeds the corresponding target price for the common stock before March 15, 2021: 902 - $11.00, 15,000 - $12.50 and 15,000 - $14.00, provided that Mr. Brog remains employed with us through the applicable vesting dates. No tranches vested in 2019.

TERMINATION OF EMPLOYMENT OR CHANGE IN CONTROL

Mr. Brog’s Severance Terms. Pursuant to the terms of his employment agreement, if Mr. Brog’s employment is terminated by us without “cause” or if he resigns for “good reason,” he will receive a continuation of his annual base salary for twelve months thereafter and all of his outstanding RSU awards will become vested, provided that Mr. Brog delivers a release of claims to the Company. In addition, he is entitled to receive any unused vacation pay, any bonus earned prior to the termination date that remained unpaid, and continuation of his medical and welfare benefits for a period of twelve months thereafter. If within two years after a “change in control,” as defined in the 2016 Plan and summarized below, we terminate Mr. Brog without cause or he resigns for good reason, he will be entitled to a lump sum payment equal to 100% of his annual base salary in lieu of the salary continuation described above.

For purposes of Mr. Brog’s agreement (i) “cause” generally is defined as willful misconduct materially and adversely affecting us; theft, fraud, embezzlement or similar behavior; indictment or conviction of a felony; or willfully failing to substantially perform the material duties of his position, other than failure resulting from incapacity due to physical or mental illness, following a demand for performance delivered by the Board of Directors and a specified cure period of not less than 10 days; and (ii) “good reason” generally is defined as a material reduction in base salary or benefits; substantial diminution in Mr. Brog’s duties, responsibilities or title, if uncured by us within 30 days of receipt of notice from Mr. Brog; or Mr. Brog is required by the Board to work in the Company’s office located in any place other than in the New York metropolitan area for more than 12 days in any one month in order to maintain employment with the Company.

Restrictive Covenants.   Each executive’s employment agreement contained or contains customary non-competition and non-solicitation covenants. These restrictions survive for a period of 12 months after the executive’s resignation or termination, and in the event of a breach of his or her employment agreement, the period is automatically extended by the period of the breach.

Equity Compensation Awards.   The equity compensation awards granted under the 2016 Plan or 2007 Plan may become vested upon a change in control. The 2016 and 2007 Plans provide that in the event of “change in control,” as defined in the 2016 and 2007 Plans, each outstanding award will be treated as the Compensation Committee determines, including that the successor corporation or its parent or subsidiary may be required to assume or substitute an equivalent award for each outstanding award. The Compensation Committee is not required to treat all awards similarly. If there is no assumption or substitution of outstanding awards, the award recipient will fully vest in and have the right to exercise all of his or her outstanding options and stock appreciation rights, all restrictions on restricted stock and RSUs will lapse and all performance goals or other vesting requirements for performance awards will be deemed achieved at 100% of target levels and all other terms and conditions will be deemed met. If an option or stock appreciation right is not assumed or substituted, the Compensation Committee will provide notice to the award recipient that the option or stock appreciation right will be fully vested and exercisable for a period of time determined by the Compensation Committee in its discretion, and the option or stock appreciation right will terminate upon the expiration of such period. Notwithstanding the Compensation Committee’s general discretionary authority described above, the individual award agreements may provide for the vesting of such awards upon the occurrence of a change in control. Under the 2016 and 2007 Plans, a “change in control” is deemed to occur when (i) a person becomes the beneficial owner (directly or indirectly) of at least 50% of the voting power represented by the Company’s outstanding voting securities, (ii) the Company sells or disposes of all or substantially all of its assets, (iii) the composition of the Board of Directors changes within a two-year period resulting in fewer than a majority of the directors being “incumbent directors” (as defined in the 2016 and 2007 Plans), or (iv) a merger or consolidation of the Company is consummated with any other corporation resulting in the voting securities of the Company outstanding immediately prior thereto representing (either by remaining outstanding or by being converted into voting securities of the surviving entity or its parent) less than 50% of the total voting power represented by the voting securities of the Company or such surviving entity or its parent outstanding immediately after such merger or consolidation.

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

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under the equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	76,842	$13.48	281,386

(1)	The Rubicon Technology Inc. 2007 Stock Incentive Plan was approved by stockholders before our initial public offering. The Rubicon Technology Inc. 2016 Stock Incentive Plan was approved by stockholders in June 2016.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Unless otherwise noted, the following table sets forth, as of April 6, 2020, the beneficial ownership of our common stock by:

●	each person that was a beneficial owner of 5% of more of our outstanding shares of common stock;

●	each of our named executive officers;

●	each of our directors, including the director nominees; and

●	all of our named executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Except as described below, in computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to RSUs, options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 6, 2020 are deemed outstanding for such person, but are not deemed outstanding for computing the percentage ownership of any other person. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to such securities. Except as otherwise indicated, all of the shares reflected in the table are shares of common stock and all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. Percentage of beneficial ownership is based on 2,554,336 shares of common stock outstanding as of April 6, 2020. Unless otherwise indicated in the footnotes below, the address for each beneficial owner is c/o Rubicon Technology, Inc., 900 East Green Street, Bensenville, Illinois 60106.

	Shares beneficially owned
Name of beneficial owner	Number	Percent
5% stockholders:
Bandera Master Fund L.P.(1) (7)	258,256	10.1%
Aldebaran Capital, LLC(2)	160,373	6.3%
Sententia Capital Management LLC(3)	143,120	5.6%

Named Executive Officers and Directors:
Timothy Brog(4)	75,000	2.9%
Mathew J. Rich	—	*
Jefferson Gramm(5)	260,251	10.2%
Michael E. Mikolajczyk(6)	59,848	2.4%
Susan M. Westphal(7)	5,429	*

All executive officers and directors as a group (5 persons)(8)	400,528	15.7%

*	Represents less than 1% of the outstanding shares of common stock.

(1)	The ownership information set forth in the table is based on information contained in a statement on Schedule 13D (the “Bandera 13D”), filed on November 11, 2017, with the SEC by Bandera Master Fund L.P. (“Bandera”), together with Bandera Partners LLC, Gregory Bylinsky and Jefferson Gramm, Managing Partners, Managing Directors and Portfolio Managers of Bandera Partners (“Reporting Persons”) with respect to ownership of shares of our common stock. The Bandera 13D reflects that each of Bandera Master Fund L.P. and Bandera Partners has sole dispositive and voting power with respect to 258,256 of the reported shares. Bandera reports on the Bandera 13D that each of Messrs. Bylinsky and Gramm as Managing Partners, Managing Directors and Portfolio Managers of Bandera Partners may be deemed to have shared power to vote or dispose of the shares owned by Bandera. Bandera reports on the Bandera 13D that no person other than the Reporting Persons have the right to receive or the power to direct the receipts of dividends from, or the proceeds from the sale of, our common stock. Mr. Gramm is a director of the Company. The principal business address of Bandera is 50 Broad Street, Suite 1820, New York, New York 10004.

(2)	The ownership information set forth in the table is based on information contained in a statement on Schedule 13D (the “Aldebaran 13D”), filed on June 30 2017, with the SEC by Aldebaran Capital LLC (“Aldebaran”), together with Kenneth R. Skarbeck (“Reporting Persons”) with respect to ownership of shares of our common stock. The Aldebaran 13D reports that included in the 160,373 shares held by Aldebaran are 3,770 shares beneficially held in family accounts related to Kenneth R. Skarbeck. The Aldebaran 13D reflects that the Reporting Persons have shared dispositive and voting power with respect to 160,373 of the reported shares. Aldebaran reports on the Aldebaran 13D that no person other than the Reporting Persons have the right to receive or the power to direct the receipts of dividends from, or the proceeds from the sale of, our common stock and that none of Aldebaran’s clients have an economic interest in more than 5% of the Company’s outstanding shares. The principal business address of Aldebaran is 10293 N. Meridian Street, Suite 100, Indianapolis, Indiana 46290.

(3)	The ownership information set forth in the table is based on information contained in a statement on Schedule 13D (the “Sententia 13D”), filed on December 5, 2017, with the SEC by Sententia Capital Management LLC (“Sententia”), together with Sententia Group, LP, Sententia CI-I, LP and Michael R. Zapata (“Reporting Persons”) with respect to ownership of shares of our common stock. The Senentia 13D reflects that each of the Reporting Persons have dispositive and voting power with respect to 143,120 of the reported shares. Sententia reports on the Sententia 13D that no person other than the Reporting Persons have the right to receive or the power to direct the receipts of dividends from, or the proceeds from the sale of, our common stock but that none of Sententia’s clients have an economic interest of more than 5% of the Company’s outstanding shares. The principal business address of Sententia is 745 Fifth Avenue, 14th Floor, New York, New York 10151.

(4)	Excludes 45,000 restricted stock units granted to Mr. Brog. One third of such RSUs will vest if prior to May 12, 2021, the 15-trading day average closing price of the Company's common stock is greater than or equal to the target prices of $11.00, $12.50 and $14.00, respectively.

(5)	Includes 1,995 shares of common stock, owned by Mr. Gramm, and 258,256 shares of common stock beneficially owned by Bandera Master Fund LLP. See footnote (1) above for a description of the relationship between Mr. Gramm and Bandera Master Fund LLP. Mr. Gramm disclaims beneficial ownership of the shares beneficially owned by Bandera Master Fund LLP. Excludes 1,199 RSUs that will vest on the date of the 2020 stockholder meeting.

(6)	Excludes 1,199 RSUs that will vest on the date of the 2020 stockholder meeting.

(7)	Excludes 1,199 RSUs that will vest on the date of the 2020 stockholder meeting.

(8)	Includes 400,528 shares of common stock, and excludes 3,597 RSUs that will vest on the date of the 2020 stockholder meeting, beneficially owned by our executive officers and directors.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policy and Procedures for Review, Approval or Ratification

We recognize that transactions between the Company and related persons present a potential for actual or perceived conflicts of interest. Our general policies with respect to such transactions are included in our Code of Conduct which is administered by our Audit Committee. All employees and members of our Board of Directors agree to be bound by the Code of Conduct. As a supplement to the Code of Conduct, the Audit Committee adopted a written policy setting out the procedures and standards to be followed for the identification and evaluation of “related party transactions.” For purposes of the policy, a related party transaction is any transaction or series of related transactions in excess of $120,000 in which we are a party and in which a “related person” has a material interest. Related persons include our directors, director nominees, executive officers, beneficial owners of 5% or more of any class of our voting securities and members of their immediate families. The Audit Committee has determined that certain transactions are deemed to be pre-approved under this policy. These include (i) transactions with another company in which the related person’s only interest is as a director or beneficial owner of less than 10% of the equity interests in that other company and (ii) certain compensation arrangements that have either been disclosed in our public filings with the SEC or approved by our Compensation Committee.

We collect information about potential related party transactions in our annual questionnaires completed by directors, executive officers and certain beneficial owners of 5% or more of any class of our voting securities. Potential related party transactions are first reviewed and assessed by our Acting Secretary to consider the materiality of the transactions and then reported to the Audit Committee. If a related party transaction is identified during the year, it is reported promptly to the Audit Committee. The Audit Committee reviews and considers all relevant information available to it about each related party transaction. A related party transaction is approved or ratified only if the Audit Committee determines that it is in, or is not inconsistent with, our best interests and those of our stockholders and is in compliance with the Code of Conduct.

On June 10, 2019, the Company acquired 12,818 shares of Common Stock at a price of $8.12 per share from Michael Mikolajczyk, the Company’s Chairman of the Audit Committee and the Board of Directors. This purchase was unanimously approved by all of the disinterested directors of the Company.

Director Independence

Our Board of Directors undertook a review of the independence of each director and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board of Directors determined that Messrs. Mikolajczyk, Gramm and Ms. Westphal are independent under the standards for director independence adopted by the Board of Directors and are “independent directors” as defined under the rules of the NASDAQ Stock Market. Based on the foregoing, our Board of Directors has concluded that a majority of our Board of Directors has been independent during 2019, as required by the rules of the NASDAQ Stock Market. The standards for director independence adopted by the Board of Directors are available for review on our website www.rubicontechnology.com.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Board of Directors has selected Marcum LLP (“Marcum”) to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2020, and is submitting this matter to the stockholders for ratification at the Annual Meeting. Marcum has served as the Company’s independent registered public accounting firm since 2017.

Neither our bylaws nor other governing documents or law require stockholder ratification of the selection of Marcum as our independent registered public accounting firm. However, the Board is submitting the selection of Marcum to the stockholders for ratification as a matter of good corporate practice. In the event the proposal to ratify the selection of Marcum is defeated, the adverse vote will be considered as a direction to the Board to select another independent registered public accounting firm for the next fiscal year ending December 31, 2021. However, because of the expense and difficulty in changing independent registered public accounting firms after the beginning of a year, the Board intends to allow the appointment of Marcum for the fiscal year ending December 31, 2020 to stand unless the Board finds other reasons for making a change.

Audit Fees

The aggregate fees billed by Marcum for audit services of the Company’s annual financial statements and review services of the Company’s quarterly financial statements for the fiscal year 2019 were $146,481. The aggregate fees billed by Marcum for audit services of the Company’s annual financial statements and assistance with and review of SEC filings for the fiscal year 2018 were $150,000.

Audit-Related Fees

There were no audit-related fees billed by Marcum in the fiscal years 2019 and 2018.

Tax Fees

There were no tax fees billed by Marcum in the fiscal years 2019 and 2018.

All Other Fees

There were no other fees billed by Marcum in the fiscal years 2019 and 2018 for any other services.

Pre-Approval Policy and Procedures

In accordance with the Sarbanes-Oxley Act of 2002, the Audit Committee is required to pre-approve all auditing services and permissible non-audit services, including related fees and terms, to be performed for the Company by its independent registered public accounting firm subject to the de minimis exceptions for non-audit services described under the Exchange Act, which are approved by the Audit Committee prior to the completion of the audit. In the fiscal years 2019 and 2018, the Audit Committee pre-approved all audit and non-audit services provided to the Company by its independent registered public accounting firm.

PART IV

ITEM 15.	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report: The financial statements of Rubicon Technology, Inc. listed below were set forth in Item 8 of the Original Report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Operations for each of the two years in the period ended December 31, 2019
Consolidated Statements of Comprehensive Income (Loss) for each of the two years in the period ended December 31, 2019
Consolidated Statements of Stockholders’ Equity for each of the two years in the period ended December 31, 2019
Consolidated Statements of Cash Flows for each of the two years in the period ended December 31, 2019
Notes to Consolidated Financial Statements

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2020.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 29, 2020.

Signature	Title

/s/ Timothy E. Brog	Director, President and Chief Executive Officer
Timothy E. Brog	(Principal Executive Officer)

/s/ Mathew J. Rich	Chief Financial Officer
Mathew J. Rich	(Principal Financial and Accounting Officer)

/s/ Michael E. Mikolajczyk	Chairman of the Board of Directors
Michael E. Mikolajczyk

/s/ Susan Westphal	Director
Susan Westphal

/s/ Jefferson Gramm	Director
Jefferson Gramm

EXHIBIT INDEX

The Exhibits listed below are filed or incorporated by reference as part of this Amendment No. 1 of the Annual Report on Form 10-K.

24.1**	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**	Submitted electronically with this Annual Report on Form 10-K.