Form 10-Q
period 2020-03-31
Rubicon Technology, Inc.
filed 2020-05-14
CIK 1410172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 1, 2020, the Registrant had 2,485,461 shares of common stock, par value $.001 per share, outstanding.

RUBICON TECHNOLOGY, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2020

i

PART I FINANCIAL INFORMATION

Rubicon Technology, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
	(unaudited)
	(in thousands, other than per share data)
Assets
Cash and cash equivalents	$11,273	$8,709
Restricted cash	—	171
Short-term investments	10,065	15,458
Accounts receivable, net	739	1,053
Inventories	1,394	1,710
Other inventory supplies	142	140
Prepaid expenses and other current assets	458	488
Assets held for sale	3,957	3,957
Total current assets	28,028	31,686
Inventories, non-current	468	468
Property and equipment, net	2,605	2,647
Total assets	$31,101	$34,801

Liabilities and stockholders’ equity
Accounts payable	$441	$733
Accrued payroll	80	53
Accrued and other current liabilities	280	344
Corporate income and franchise taxes	313	296
Accrued real estate taxes	134	114
Advance payments	—	16
Total current liabilities	1,248	1,556
Total liabilities	1,248	1,556

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $.001 par value, 1,000,000 undesignated shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 8,200,000 shares authorized; 2,955,253 and 2,955,253 shares issued; 2,555,497 and 2,702,171 shares outstanding, respectively	29	29
Additional paid-in capital	376,317	376,306
Treasury stock, at cost, 399,756 and 253,082 shares	(13,954)	(12,749)
Accumulated other comprehensive income/(loss)	10	(1)
Accumulated deficit	(332,549)	(330,340)
Total stockholders’ equity	29,853	33,245
Total liabilities and stockholders’ equity	$31,101	$34,801

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Technology, Inc.

Condensed Consolidated Statements of Operations

	Three months ended March 31,
	2020	2019
	(unaudited) (in thousands, other than share and per share data)
Revenue	$1,160	$920
Cost of goods sold	812	585
Gross profit	348	335
Operating expenses:
General and administrative	584	426
Sales and marketing	87	95
Research and development	—	—
Gain on sale or disposal of assets	—	(75)
Loss from operations	(323)	(111)
Other income:
Interest income	74	168
Realized gain/(loss) on investments	(1,786)	—
Realized gain/(loss) on foreign currency translation	(14)	3
Unrealized gain/(loss) on equity investments	(156)	—
Total other income/(loss)	(1,882)	171
Income/ (loss) before taxes	(2,205)	60
Income tax expense	(4)	(4)
Net income/ (loss)	$(2,209)	$56
Net income (loss) per common share
Basic	$(0.84)	$0.02
Diluted	$(0.84)	$0.02
Weighted average common shares outstanding used in computing net income (loss) per common share
Basic	2,629,467	2,730,122
Diluted	2,629,467	2,735,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Technology, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three months ended March 31,
	2020	2019
	(in thousands)

Net income (loss)	$(2,209)	$56
Other comprehensive loss:
Unrealized gain/(loss) on investments, net of taxes	11	(19)
Other comprehensive gain/(loss)	11	(19)
Comprehensive income/(loss)	$(2,198)	$37

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Technology, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

	Common stock		Treasury stock			Stockholders’ equity
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accum other comp loss	Accum deficit	Total stockholders’ equity
	(in thousands other than share data)
Balance at January 1, 2019	2,919,542	$29	(185,941)	$(12,213)	$375,979	$(2)	$(329,193)	$34,600
Stock-based compensation	—	—	—	—	11	—	—	11
Common stock issued, net of shares withheld for employee taxes	1,946	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	—	—	(3,999)	(31)	—	—	—	(31)
Unrealized loss on investments, net of tax	—	—	—	—	—	(19)	—	(19)
Net Income	—	—	—	—	—	—	56	56

Balance at March 31, 2019	2,921,488	$29	(189,940)	$(12,244)	375,990	(21)	(329,137)	34,617

	Common stock		Treasury stock			Stockholders’ equity
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accum other comp loss	Accum deficit	Total stockholders’ equity
	(in thousands other than share data)
Balance at January 1, 2020	2,955,253	$29	(253,082)	$(12,749)	$376,306	$(1)	$(330,340)	$33,245
Stock-based compensation	—	—	—	—	11	—	—	11
Purchase of treasury stock, at cost	—	—	(146,674)	(1,205)	—	—	—	(1,205)
Unrealized loss on investments, net of tax	—	—	—	—	—	11	—	11
Net income/(loss)	—	—	—	—	—	—	(2,209)	(2,209)

Balance at March 31, 2020	2,955,253	$29	(399,756)	$(13,954)	$376,317	$10	$(332,549)	$29,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Technology, Inc.

Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2020	2019
	(unaudited) (in thousands)
Cash flows from operating activities
Net income (loss)	$(2,209)	$56
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	42	45
(Gain)/loss on disposal of assets	—	(75)
Unrealized (gain)/loss on investments	156	—
Realized (gain)/loss on investments	1,786	—
Stock-based compensation	11	11
Changes in operating assets and liabilities:
Accounts receivable	314	120
Inventories	316	30
Other inventory supplies	(1)	43
Prepaid expenses and other assets	29	(107)
Accounts payable	(291)	(53)
Accrued payroll	28	83
Accrued real estate taxes	19	12
Corporate income and franchise taxes	16	(3)
Advanced payments	(16)	(23)
Accrued and other current liabilities	(62)	(58)
Net cash provided by operating activities	138	81

Cash flows from investing activities
Proceeds from sale or disposal of assets	—	75
Purchases of investments	(1,720)	(1,992)
Proceeds from sale of investments	5,180	119
Net cash provided by (used in) investing activities	3,460	(1,798)

Cash flows from financing activities
Purchases of treasury stock	(1,205)	(32)
Net cash used in financing activities	(1,205)	(32)

Net effect of currency translation	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	2,393	(1,749)
Cash, cash equivalents and restricted cash, beginning of period	8,880	11,410
Cash, cash equivalents and restricted cash, end of period	$11,273	$9,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Technology, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

1. BASIS OF PRESENTATION

Interim financial data

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements and should be read in conjunction with Rubicon Technology, Inc.’s (the “Company”) annual report filed on Form 10-K for the fiscal year ended December 31, 2019. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Consolidated operating results for the three-month period ended March 31, 2020, are not necessarily indicative of results that may be expected for the year ending December 31, 2020.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Rubicon Technology Worldwide LLC, Rubicon Technology BP LLC, Rubicon DTP LLC, Rubicon Sapphire Technology (Malaysia) SDN BHD and Rubicon Technology Hong Kong Limited. All intercompany transactions and balances have been eliminated in consolidation.

Investments

The Company invests available cash primarily in U.S. Treasury securities, investment grade commercial paper, FDIC guaranteed certificates of deposit, equity related securities and corporate notes. Investments classified as available-for-sale debt securities are carried at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Investments in equity securities are reported at fair value, with both realized and unrealized gains and losses recorded in other income (expense), in the Consolidated Statement of Operations. Investments in which the Company has the ability and intent, if necessary, to liquidate are classified as short-term.

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

Share repurchase activity during the three months ended March 31, 2020, was as follows:

Periods	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (in thousands)
January 1, 2020 to January 31, 2020	33,664	$8.30	33,664	$2,119
February 1, 2020 to February 29, 2020	—		—	2,119
March 1, 2020 to March 31, 2020	113,010	8.19	113,010	1,194
Total	146,674

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

Inventories consisted of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Raw materials	$468	$468
Work-in-process	816	901
Finished goods	578	809
	$1,862	$2,178

In the year ended December 31, 2019, the Company made the determination that raw material inventories were such that the likelihood of significant usage within the current year was doubtful and reclassified such raw material inventories as non-current in the reported financial statements.

Property and equipment

Property and equipment consisted of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Machinery, equipment and tooling	$3,341	$3,341
Buildings	1,711	1,711
Information systems	835	835
Land and land improvements	594	594
Furniture and fixtures	8	8
Total cost	6,489	6,489
Accumulated depreciation and amortization	(3,884)	(3,842)
Property and equipment, net	$2,605	$2,647

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

For the year ended December 31, 2019, the Company reviewed the current fair value of its assets and concluded no adjustments were needed. Additionally, no adjustments were recorded for the three months ended March 31, 2020. The Company will continue to assess its long-lived assets to ensure the carrying amount of these assets is still appropriate given any changes in the asset usage, marketplace and other factors used in determining the current fair value.

The Company did not record any sales of its equipment or consumable assets for the three months ended March 31, 2020.

The Company is pursuing the sale of its parcels of land in Batavia, Illinois and Penang, Malaysia, as well as the sale or lease of its 65,000 square-foot facility located in Penang, Malaysia. We have entered into an agreement for the sale of our manufacturing facility located in Penang, Malaysia and the transaction has been stalled due to certain actions taken by the Malaysian government in response to the COVID-19 pandemic. Although the Company cannot assure the timing of these sales, these properties were classified as current assets held for sale at March 31, 2020 and December 31, 2019, as it is the Company’s intention to complete these sales within the next twelve-month period. The Company cannot guarantee that it will be able to successfully complete the sale or lease of any assets.

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

The Company does not provide maintenance or other services and it does not have sales that involve bill & hold arrangements, multiple elements or deliverables. However, the Company does provide product warranty for up to 90 days, for which the Company has accrued a warranty reserve of $500 and $3,000 at March 31, 2020 and December 31, 2019, respectively.

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

Diluted net income per common share was the same as basic net income per common share for the three months ended March 31, 2020 and 2019, because the effects of potentially dilutive securities did not have a material impact on the calculation of diluted net income per share. The Company had outstanding options exercisable into 19,500 and 34,000 shares of the Company’s common stock that would have had an anti-dilutive effect at March 31, 2020 and 2019, respectively.

3. INVESTMENTS

The Company invests its available cash primarily in U.S. Treasury securities, investment grade commercial paper, FDIC guaranteed certificates of deposit, equity-related securities and corporate notes. Investments classified as available-for-sale debt securities are carried at fair value with unrealized gains and losses recorded in accumulated other comprehensive income/(loss). Investments in equity securities are reported at fair value, with both realized and unrealized gains and losses recorded in other income (expense), in the consolidated statements of operations.

The following table presents the amortized cost and gross unrealized losses on all securities at March 31, 2020:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Short-term investments:
U.S. Treasury securities	$9,934	$11	$—	$9,945
Marketable securities	276	—	(156)	$120
Total short-term investments	$10,210	$11	$(156)	$10,065

The following table presents the amortized cost and gross unrealized losses on all securities at December 31, 2019:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Short-term investments:
U.S. Treasury securities	$14,668	—	—	14,668
Marketable securities	961	—	(171)	790
Total short-term investments	$15,629	$—	$(171)	$15,458

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

The Company’s fixed-income available-for-sale debt securities consist of U.S. Treasury securities, high-quality investment grade commercial paper, FDIC guaranteed certificates of deposit, equity related securities and corporate notes. The Company values these securities based on pricing from pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. The valuation techniques used to measure the fair value of the Company’s financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2020:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash equivalents:
Money market funds	$8,094	$—	$—	$8,094
Investments:
Available-for-sale securities — current:
U.S. Treasury securities	—	9,945	—	9,945
Marketable securities	120	—	—	120
Total	$8,214	$9,945	$—	$18,159

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash equivalents:
Money market funds	$3,759	$—	$—	$3,759
Investments:
Available-for-sale securities — current:
U.S. Treasury securities	—	14,668	—	14,668
Marketable securities	790	—	—	790
Total	$4,549	$14,668	$—	$19,217

There are no terms or conditions restricting the Company from redeeming any of its investments.

In addition to the debt securities noted above, the Company had approximately $3.2 million and $6.4 million of time deposits included in cash and cash equivalents as of March 31, 2020 and December 31, 2019, respectively.

4. SIGNIFICANT CUSTOMERS

For the three months ended March 31, 2020, the Company had four customers individually that accounted for approximately 18%, 18%, 16% and 13% of revenue. For the three months ended March 31, 2019, the Company had three customers individually that accounted for approximately 21%, 20% and 18% of revenue. No other customer accounted for 10% or more of the Company’s revenues during the three months ended March 31, 2020 and 2019.

Customers individually representing more than 10% of trade receivables accounted for approximately 70% and 74% of accounts receivable as of March 31, 2020 and December 31, 2019, respectively.

5. STOCKHOLDERS’ EQUITY

Common shares reserved

As of March 31, 2020, the Company had reserved 76,530 shares of common stock for issuance upon the exercise of outstanding common stock options and vesting of RSUs. Also, 281,698 shares of the Company’s common stock were reserved for future grants of stock options and RSUs (or other similar equity instruments) under the Rubicon Technology, Inc. 2016 Stock Incentive Plan (the “2016 Plan”) as of March 31, 2019.

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

Pursuant to the 2016 Plan, 281,698 shares of the Company’s common stock plus any shares subject to outstanding awards under the 2007 Plan that subsequently expire unexercised, are forfeited without the delivery of shares or are settled in cash, will be available for issuance under the 2016 Plan. The 2016 Plan will automatically terminate on March 17, 2026, unless the Company terminates it sooner.

The following table summarizes the activity of the stock incentive and equity plans as of March 31, 2020, and changes during the three months then ended:

	Shares available for grant	Number of options outstanding	Weighted- average option exercise price	Number of restricted stock and board shares issued	Number of RSUs outstanding
At January 1, 2020	281,386	22,839	$13.48	99,570	54,003
Granted	—	—	—	—	—
Exercised/issued	—	—	—	—	—
Cancelled/forfeited	312	(312)	194.90	—	—
At March 31, 2020	281,698	22,527	$10.97	99,570	54,003

The Company’s aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock. Based on the fair value of the common stock at March 31, 2020, there was $31,590 of intrinsic value arising from 19,500 stock options exercisable or outstanding.

The Company uses the Black-Scholes option pricing model to value stock options. The Company uses historical stock price average to determine its volatility assumptions. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The expected term is based upon the vesting term of the Company’s options. The forfeiture rate of 28.99% is based on the history of forfeited options. The expense is allocated using the straight-line method. For the three months ended March 31, 2020 and 2019, the Company recorded $3,000 and $7,000, respectively, of stock option compensation expense. As of March 31, 2020, the Company had $8,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s stock-based plans that it expects to recognize over a weighted-average period of 0.5 years.

A summary of the Company’s non-vested options during the three months ended March 31, 2020, is presented below:

	Options	Weighted- average exercise price
Non-vested options at January 1, 2020	4,866	$5.79
Granted	—	—
Vested	—	—
Canceled/forfeited	—	—
Non-vested options at March 31, 2020	4,866	$5.79

Pursuant to an employment agreement, the Company granted 30,902 and 59,098 RSUs to a key executive in 2018 and 2017, respectively.

The following table summarizes the award vesting terms for the remaining unvested RSUs under this grant:

Number of RSUs	Target price
15,000	$11.00
15,000	$12.50
15,000	$14.00

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

The Company did not record any RSU expense for the three months ended March 31, 2020. For the three months ended March 31, 2019, the Company recorded $8,000 in RSU expense.

A summary of the Company’s RSUs during the three months ended March 31, 2020, is presented below:

	RSUs outstanding	Weighted average price at time of grant	Aggregate intrinsic value
Non-vested RSUs as of January 1, 2020	54,003	$6.56
Granted	—	—
Vested	—	—
Cancelled	—	—
Non-vested RSUs at March 31, 2020	54,003	$6.56	$354,250

For the three months ended March 31, 2020 and 2019, the Company recorded $8,000 and $4,000, respectively, of stock compensation expense related to restricted stock.

The Company’s board of directors are compensated partially in cash and partially in restricted stock. For the three months ended March 31, 2020 and 2019, no restricted stock shares were issued to our directors. As of March 31, 2020 and December 31, 2019, there were no outstanding non-vested restricted stock shares.

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

See Note 10 to the Condensed Financial Statements for a discussion of the settlement of the litigation.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic. The full impact of the COVID-19 outbreak is unknown and cannot be reasonably estimated. The magnitude and duration of the COVID-19 outbreak, as well as other factors, could result in a material impact to the Company’s financial statements in future reporting periods.

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

The Company is subject to taxation in the U.S., Malaysia and in a U.S. state jurisdiction. On a quarterly basis, the Company assesses the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment, and multiple factors, both positive and negative, are considered. For the period ended March 31, 2020, a valuation allowance has been included in the 2020 forecasted effective tax rate. The Company is in a cumulative loss position for the past three years, which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. Under the accounting standards, objective verifiable evidence is given greater weight than subjective evidence such as the Company’s projections for future growth. Based on an evaluation in accordance with the accounting standards, as of December 31, 2015, a valuation allowance has been recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all available evidence. At March 31, 2020, the Company continues to be in a three-year cumulative loss position, therefore, until an appropriate level of profitability is attained, the Company expects to maintain a full valuation allowance on its U.S. and Malaysia net deferred tax assets. Any U.S. and Malaysia tax benefits or tax expense recorded on the Company’s consolidated statement of operations will be offset with a corresponding adjustment from the use of the net operating loss (“NOL”) carryforward asset which currently has a full valuation allowance. In the event that the Company changes its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

The tax provision for the three months ended March 31, 2020, is based on an estimated combined statutory effective tax rate. The Company recorded for the three months ended March 31, 2020, a tax expense of $4,210, for an effective tax rate of (0. 2)%. For the three months ended March 31, 2020, the difference between the Company’s effective tax rate and the U.S. federal 21% statutory rate and state 6.2% (net of federal benefit) statutory rate was primarily related to the change in the Company’s U.S. and Malaysia valuation allowances, U.S. research and development credit, Malaysia foreign tax rate differential and Malaysia withholding taxes on intercompany loan interest.

9. SEGMENT INFORMATION

The Company has determined that it operates in two segments, the sapphire and pharmacy business.

Revenue is attributed by geographic region based on ship-to location of the Company’s customers. The following table summarizes revenue by geographic region:

	Three months ended March 31,
	2020	2019
	(in thousands)

North America	$1,040	$862
Asia	113	48
Other	7	10
Total revenue	$1,160	$920

The following table summarizes sales by product type:

	Three months ended March 31,
	2020	2019
	(in thousands)

Optical	$1,027	$910
Core	—	10
Rubicon DTP	133	—
Total revenue	$1,160	$920

The following table summarizes assets by geographic region:

	As of March 31,	As of December 31,
	2020	2019
	(in thousands)

United States	$26,105	$29,703
Malaysia	4,992	5,094
Other	4	4
Total assets	$31,101	$34,801

Rubicon DTP accounted for approximately $119,000 of the Company’s loss for the three months ended March 31, 2020. The Company established Rubicon DTP in May 2019.

10. SUBSEQUENT EVENTS

On May 6, 2020, the Company entered into a Settlement Agreement and Mutual General Release with its former landlord (the “Landlord”) at its Franklin Park facility, Bartmanns, Perales & Dolter, relating to a dispute regarding Rubicon’s restoration obligations, back rent and taxes owed. The settlement amount was $115,000, which consisted of a payment by Rubicon to the Landlord of $91,500 and the forfeiture of a security deposit in the amount of $23,500. The Company had previously recorded liabilities for approximately $119,000 related to this litigation and therefore this settlement will have no material impact on our financial statements.

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

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Before investing in our common stock, investors should be aware that the occurrence of the risks, uncertainties and events described in the section entitled “Risk Factors” in our Annual Report on Form 10-K, for the year ended December 31, 2019, and elsewhere in this Quarterly Report could have a material adverse effect on our business, results of operations and financial condition.

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

You should read this Quarterly Report, the documents that we reference in this Quarterly Report and have filed with the SEC as exhibits, and our Annual Report on Form 10-K for the year ended December 31, 2019, with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

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

In December 2019, we entered into an agreement for the sale of our manufacturing facility located in Penang, Malaysia and the transaction has been stalled due to certain actions taken by the Malaysian government in response to the COVID-19 pandemic. We are continuing to pursue the sale of our parcels of land in Batavia, Illinois, and in Penang, Malaysia. Although we cannot assure the timing of these sales, these properties were classified as current assets held for sale at March 31, 2020 and December 31, 2019, as it is our intention to complete these sales within the next twelve-month period. We cannot guarantee that we will be able to successfully complete the sale or lease of any assets.

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

Historically, a significant portion of our revenue has been derived from sales to relatively few customers. For the three months ended March 31, 2020, we had four customers individually that accounted for approximately 18%, 18%, 16% and 13% of revenue. For the three months ended March 31, 2019, we had three customers individually that accounted for approximately 21%, 20% and 18% of revenue. Our principal customers have been defense subcontractors, industrial manufacturers, fabricators and resellers. No other customer accounted for 10% or more of our revenues during the three months ended March 31, 2020 and 2019. We expect our sales to continue to be concentrated among a small number of customers. However, we also expect that our significant customers may change from time to time.

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

RESULTS OF CONSOLIDATED OPERATIONS THREE MONTHS ENDED MARCH 31, 2020 AND 2019

The following table sets forth our consolidated statements of operations for the periods indicated:

	Three months ended March 31,
	2020	2019
	(in thousands)
Revenue	$1,160	$920
Cost of goods sold	812	585
Gross profit	348	335
Operating expenses:
General and administrative	584	426
Sales and marketing	87	95
Research and development	—	—
Gain on sale or disposal of assets	—	(75)
Total operating expenses	671	446
Loss from operations	(323)	(111)
Other income/(loss)	(1,882)	171
Income (loss) before income taxes	(2,205)	60
Income tax expense	(4)	(4)
Net income (loss)	$(2,209)	$56

The following table sets forth our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Three months ended March 31,
	2020	2019
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	70	64
Gross profit	30	36
Operating expenses:
General and administrative	50	46
Sales and marketing	8	10
Research and development	—	—
Gain on sale or disposal of assets	—	(8)
Total operating expenses	58	48
Loss from operations	(28)	(12)
Other income/(loss)	(163)	19
Income (loss) before income taxes	(191)	7
Income tax expense	—	—
Net income (loss)	(191)%	7%

Revenue. Revenue was $1,160,000 and $920,000 for the three months ended March 31, 2020 and 2019, respectively, an increase of $240,000. This increase in revenue was largely due to the inclusion of Rubicon DTP with revenue of $133,000 and a moderate increase in revenue from the sapphire business of $107,000.

Gross profit. Gross profit was $348,000 and $335,000 for the three months ended March 31, 2020 and 2019, respectively, an increase of $13,000. This improvement was primarily attributable to increases in volume and pricing and a decrease in production costs of $56,000, as a result of improved production efficiency, partially offset by other inventory adjustments.

General and administrative expenses. General and administrative expenses were $584,000 and $426,000 for the three months ended March 31, 2020 and 2019, respectively, an increase of $158,000. The increase was primarily attributable to the inclusion of Rubicon DTP in the amount of $136,000 and expenses related to our Malaysia facilities of $32,000. These increases were partially offset by decreases in the administrative office maintenance, connectivity and travel costs of $10,000.

Sales and marketing expenses. Sales and marketing expenses were $87,000 and $95,000 for the three months ended March 31, 2020 and 2019, respectively, a decrease of $8,000. The decrease in sales and marketing expenses was primarily attributable to a decrease in employee compensation costs and a decrease in exhibition expenses.

Research and development expenses. We did not record any expenses attributable to the research and development in the three months ended March 31, 2020 or 2019. This was attributable to a temporary suspension of research and development activities in 2018.

Gain on sale or disposal of assets. No disposals occurred in the three months ended March 31, 2020. For the three months ended March 31, 2019, we recorded a gain on sale or disposal of assets of $75,000, which was attributable to a partial reimbursement for a dispute related to the purchase of equipment in 2016.

Other income. Other income was a loss of ($1,882,000) for the three months ended March 31, 2020 as compared to a gain of $171,000 for the three months ended March 31, 2019, a decrease of $2,053,000. The decrease in other income was primarily due to current equity market conditions impacting the company’s portfolio with a realized loss of ($1,846,000)   and an unrealized loss of ($156,000) on equity securities. Loss on foreign currency translation was ($14,000). These losses were partially offset by interest income of $74,000 and a payment from the potential purchaser of the Batavia, IL land due to the failure of the referendum of $60,000.

Income tax (benefit) expense. In accordance with ASC740 “Accounting for Income Taxes” (“ASC740”), we evaluate our deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted. At March 31, 2020, we continue to be in a three-year cumulative loss position; therefore, until an appropriate level of profitability is attained, we expect to maintain a valuation allowance on net deferred tax assets related to future U.S. and Malaysia tax benefits and will no longer accrue tax benefits or tax expense on our Consolidated Statement of Operations. The tax provision for the three months ended March 31, 2020, is based on an estimated combined statutory effective tax rate. For the three months ended March 31, 2020, the difference between the Company’s effective tax rate of (0.2)% and the U.S. federal 21% statutory rate and state 6.2% (net of federal benefit) statutory rate was primarily related to the change in our U.S. and Malaysia NOL valuation allowances, U.S. research and development credit, Malaysia foreign tax rate differential and Malaysia withholding taxes on intercompany loan interest.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations using a combination of issuances of common stock and cash generated from our operations. In addition to this, recently, we have used the funds obtained through selling our excess equipment to fund our operations.

As of March 31, 2020, we had cash, cash equivalents, restricted cash and short-term investments totaling $21.3 million, including cash of $3.2 million  held in deposits at major banks, $8.1 million invested in money market funds and $10.1 million of short-term investments including U.S. Treasury securities, investment grade commercial paper, FDIC guaranteed certificates of deposit, equity related securities and corporate notes.

Cash flows from operating activities

The following table represents the major components of our cash flows from operating activities for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
	(in thousands)
Net income (loss)	$(2,209)	$56
Adjustments to reconcile net income/(loss) to cash provided by/(used in) operating activities:
Depreciation and amortization	42	45
Unrealized (gain)/loss on equity investments	156	—
Realized (gain)/loss on investments	1,786	—
(Gain)/ loss on disposal of assets	—	(75)
Stock-based compensation	11	11

Total adjustments:	1,995	(19)
Working capital:
Accounts receivable	314	120
Inventories	316	73
Prepaid expenses and other assets	28	(107)
Accounts payable	(291)	(53)
Other accruals	(15)	11
Total working capital items:	352	44
Net cash provided by operating activities	$138	$81

Cash provided by operating activities was $138,000 for the three months ended March 31, 2020. During the period, we generated a net loss of $2,209,000, including adjusting items of $1,995,000, and an increase in cash from net working capital of $352,000. The net working capital cash increase was primarily driven by a decrease in accounts receivable of $314,000 and a decrease of $316,000 in inventories. This was partially offset by a decrease in accounts payable of $291,000 and a decrease in accruals and other liabilities of $15,000.

Cash provided by operating activities was $81,000 for the three months ended March 31, 2019. During such period, we generated a net income of $56,000, including adjusting items of ($19,000), and an increase in cash from net working capital of $44,000. The net working capital cash increase was primarily driven by a decrease in accounts receivable of $120,000 and a decrease of $73,000 in the work-in-process and consumable inventories used in production. This was partially offset by an increase in accrued payroll of $83 ,000 on the timing of payrolls and accrued discretionary bonus compensation, by an increase in prepaid expenses and other assets of $107,000 on renewed insurance policies and annual contracts, a decrease in accounts payable, accruals and other liabilities of $102,000 on lower spending and a decrease in advance payments of $23,000 on completed orders.

Cash flows from investing activities

The following table represents the major components of our cash flows from investing activities for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
	(in thousands)
Proceeds from sale or disposal of assets	$—	$75
Purchases of investments	(1,720)	(1,992)
Proceeds from sales of investments	5,180	119
Net cash provided by (used in) investing activities	$3,460	$(1,798)

Net cash provided by investing activities was $3.5 million for the three months ended March 31, 2020, primarily due to the proceeds from sales of investments in U.S. Treasury securities and equity related securities of $5.2 million. This was partially offset by the purchases of investments of $1.7 million.

Net cash used in investing activities was $1.8 million for the three months ended March 31, 2019, primarily due to the purchases of investments in U.S. Treasury securities and equity related securities of $1.9 million. This was partially offset by the proceeds from sales of investments of $119,000. Additionally, we received a partial reimbursement in the amount of $75,000 for a dispute related to the purchase of equipment in 2016.

We anticipate our capital expenditures for 2020 will be minimal.

Cash flows from financing activities

Net cash used in financing activities was $1,205,000 for the three months ended March 31, 2020 and $32,000 for the three months ended March 31,2019, both due to purchases of our treasury stock.

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

We do not provide maintenance or other services and do not have sales that involve bill & hold arrangements, multiple elements or deliverables. However, we do provide product warranty for up to 90 days, for which we have accrued a warranty reserve of $500 and $3,000 at March 31, 2020 and December 31, 2019, respectively.

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

For the year ended December 31, 2019, we reviewed the current fair value of our assets and concluded no adjustments were needed. Additionally, no adjustments were recorded for the three months ended March 31, 2020. We will continue to assess our long-lived assets to ensure the carrying amount of these assets is still appropriate given any changes in the asset usage, marketplace and other factors used in determining the current fair value.

We did not record any sales of our equipment or consumable assets for the three months ended March 31, 2020.

In December 2019, we entered into an agreement for the sale of our manufacturing facility located in Penang, Malaysia and the transaction has been stalled due to certain actions taken by the Malaysian government in response to the COVID-19 pandemic. We are continuing to pursue the sale of our parcels of land in Batavia, Illinois, and in Penang, Malaysia. Although we cannot assure the timing of these sales, these properties were classified as current assets held for sale at March 31, 2020 and December 31, 2019, as it is our intention to complete these sales within the next twelve-month period. We cannot guarantee that we will be able to successfully complete the sale or lease of any assets.

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

We determine our normal operating capacity and record as an expense costs attributable to lower utilization of equipment and staff. For the three months ended March 31, 2020 and 2019, we determined that we were not operating at capacity and recorded costs associated with lower utilization of equipment and staff of $39,000 and $97,000, respectively. It is likely we will incur additional adjustments for lower utilization of our equipment and staff in 2020.

Investments

We invest our available cash primarily in U.S. Treasury securities, investment grade commercial paper, FDIC guaranteed certificates of deposit, equity related securities and corporate notes. Investments classified as available-for-sale debt securities are carried at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Investments in equity securities are reported at fair value, with both realized and unrealized gains and losses recorded in other income in the Consolidated Statements of Operations. Investments in which we have the ability and intent, if necessary, to liquidate are classified as short-term.

We review our available-for-sale debt securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When we conclude that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Consolidated Statement of Operations. As of March 31, 2020 and 2019, no impairment was recorded.

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

All option grants are granted at an exercise price per share equal to the closing market price of our common stock on the day before the date of grant. Therefore, there is no intrinsic value on the date of grant because the exercise price per share of each option was equal to the fair value of the common stock on the date of grant.

Based on the fair value of the common stock at March 31, 2020, there was $31,590 of intrinsic value arising from 19,500 stock options exercisable and outstanding.

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

Income tax valuation allowance

In accordance with ASC 740 “Accounting for Income Taxes” (“ASC 740”), we evaluate our deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted. Evaluating the need for and amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all positive and negative evidence available to determine whether all or some portion of the deferred tax assets will not be realized. A valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50%) that they will not be realized. In general, “realization” refers to the incremental benefit achieved through the reduction in future taxes payable or an increase in future taxes refundable from the deferred tax assets, assuming that the underlying deductible differences and carryforwards are the last items to enter into the determination of future taxable income. In determining our valuation allowance, we consider the source of taxable income including taxable income in prior carryback years, future reversals of existing temporary differences, the required use of tax planning strategies, and future taxable income exclusive of reversing temporary differences and carryforwards. We are in a cumulative loss position for the past three years, which is considered significant negative evidence by the accounting standards that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. The accounting standards attribute greater weight to objective verifiable evidence than to subjective positive evidence, such as our projections for future growth. Based on an evaluation in accordance with the accounting standards, as of March 31, 2020, a valuation allowance has been recorded against the net U.S. and Malaysia deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all available evidence. Any U.S. and Malaysia tax benefits or tax expense recorded on the Consolidated Statement of Operations will be offset with a corresponding adjustment from the use of the NOL carryforward asset which currently has a full valuation allowance. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the Condensed Financial Statements for a discussion of new accounting standards.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For the three months ended March 31, 2020, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Management’s evaluation of disclosure controls and procedures

Based on evaluations at March 31, 2020, our chief executive officer and chief financial officer (together, our “certifying officers”), with the participation of the management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting

Our certifying officers have concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Rubicon Technology, Inc.

Date: May 14, 2020	By:	/s/ Timothy E. Brog
Timothy E. Brog
President and Chief Executive Officer

Date: May 14, 2020	By:	/s/ Mathew J. Rich
Mathew J. Rich
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