Form 10-Q
period 2020-06-30
Rubicon Technology, Inc.
filed 2020-08-14
CIK 1410172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of August 3, 2020, the Registrant had 2,406,225 shares of common stock, par value $.001 per share, outstanding.

RUBICON TECHNOLOGY, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended June 30, 2020

i

PART I FINANCIAL INFORMATION

Rubicon Technology, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(unaudited)
	(in thousands, other than share data)
Assets
Cash and cash equivalents	$10,882	$8,709
Restricted cash	—	171
Short-term investments	14,743	15,458
Accounts receivable, net	579	1,053
Inventories	1,236	1,710
Other inventory supplies	141	140
Prepaid expenses and other current assets	255	488
Assets held for sale	1,011	3,957
Total current assets	28,847	31,686
Inventories, non-current	468	468
Property and equipment, net	2,566	2,647
Total assets	$31,881	$34,801

Liabilities and stockholders’ equity
Accounts payable	$355	$733
Accrued payroll	56	53
Accrued and other current liabilities	209	344
Corporate income and franchise taxes	298	296
Accrued real estate taxes	71	114
Advance payments	—	16
Total current liabilities	989	1,556
Total liabilities	989	1,556

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $.001 par value, 1,000,000 undesignated shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 8,200,000 shares authorized; 2,955,253 and 2,955,253 shares issued; 2,472,393 and 2,702,171 shares outstanding, respectively	29	29
Additional paid-in capital	376,319	376,306
Treasury stock, at cost, 482,860 and 253,082 shares	(14,617)	(12,749)
Accumulated other comprehensive income (loss)	(1)	(1)
Accumulated deficit	(330,838)	(330,340)
Total stockholders’ equity	30,892	33,245
Total liabilities and stockholders’ equity	$31,881	$34,801

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Technology, Inc.

Condensed Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(unaudited)
	(in thousands, other than share and per share data)
Revenue	$1,290	$769	$2,450	$1,689
Cost of goods sold	939	729	1,751	1,314
Gross profit	351	40	699	375
Operating expenses:
General and administrative	545	928	1,129	1,354
Sales and marketing	70	69	156	164
Gain on sale or disposal of assets	(1,823)	(76)	(1,823)	(151)

Income (loss) from operations	1,559	(881)	1,237	(992)
Other income:
Interest income	32	93	106	261
Unrealized gain (loss) on investments	156	(105)	—	(105)
Realized gain (loss) on investments	(37)	66	(1,824)	66
Realized gain (loss) on foreign currency translation	5	(3)	(8)	—
Total other income (loss)	156	51	(1,726)	222
Income (loss) before income taxes	1,715	(830)	(489)	(770)
Income tax expense	(4)	(6)	(9)	(10)
Net income (loss)	$1,711	$(836)	$(498)	$(780)
Net income (loss) per common share
Basic	$0.68	$(0.31)	$(0.19)	$(0.29)
Diluted	$0.68	$(0.31)	$(0.19)	$(0.29)
Weighted average common shares outstanding used in computing net income (loss) per common share
Basic	2,513,945	2,704,357	2,571,706	2,717,240
Diluted	2,517,936	2,704,357	2,571,706	2,717,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Technology, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(unaudited)
	(in thousands)
Net income (loss)	$1,711	$(836)	$(498)	$(780)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax	(11)	21	—	3
Other comprehensive income (loss)	(11)	21	—	3
Comprehensive income (loss)	$1,700	$(815)	$(498)	$(777)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Technology, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2020 and 2019

	Common stock		Treasury stock			Stockholders’ equity
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accum other comp loss	Accum deficit	Total stockholders’ equity
	(in thousands other than share data)
Balance at January 1, 2019	2,919,542	$29	(185,941)	$(12,213)	$375,979	$(2)	$(329,193)	$34,600
Stock-based compensation	—	—	—	—	11	—	—	11
Common stock issued, net of shares withheld for employee taxes	1,946	—	—	—	—	—	—	—
Purchase of treasury stock, at cost	—	—	(3,999)	(31)	—	—	—	(31)
Unrealized loss on investments, net of tax	—	—	—	—	—	(19)	—	(19)
Net income	—	—	—	—	—	—	56	56
Balance at March 31, 2019	2,921,488	$29	(189,940)	$(12,244)	$375,990	$(21)	$(329,137)	$34,617
Stock-based compensation	—	—	—	—	9	—	—	9
Common stock issued, net of shares withheld for employee taxes	4,469	—	—	—	36	—	—	36
Purchase of treasury stock, at cost	—	—	(58,850)	(470)	—	—	—	(470)
Unrealized gain on investments, net of tax	—	—	—	—	—	22	—	22
Net loss	—	—	—	—	—	—	(836)	(836)
Balance at June 30, 2019	2,925,957	$29	(248,790)	$(12,714)	$376,035	$1	$(329,973)	$33,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common stock		Treasury stock			Stockholders’ equity
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accum other comp loss	Accum deficit	Total stockholders’ equity
	(in thousands other than share data)
Balance at January 1, 2020	2,955,253	$29	(253,082)	$(12,749)	$376,306	$(1)	$(330,340)	$33,245
Stock-based compensation	—	—	—	—	11	—	—	11
Purchase of treasury stock, at cost	—	—	(146,674)	(1,205)	—	—	—	(1,205)
Unrealized loss on investments, net of tax	—	—	—	—	—	11	—	11
Net loss	—	—	—	—	—	—	(2,209)	(2,209)
Balance at March 31, 2020	2,955,253	$29	(399,756)	$(13,954)	$376,317	$10	$(332,549)	$29,853
Stock-based compensation	—	—	—	—	2	—	—	2
Purchase of treasury stock, at cost			(83,104)	(663)	—	—	—	(663)
Unrealized gain on investments, net of tax	—	—	—	—	—	(11)	—	(11)
Net income	—	—	—	—			1,711	1,711
Balance at June 30, 2020	2,955,253	$29	(482,860)	$(14,617)	$376,319	$(1)	$(330,838)	$30,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Technology, Inc.

Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2020	2019
	(unaudited) (in thousands)
Cash flows from operating activities
Net income (loss)	$(498)	$(780)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	84	85
(Gain)/loss on sale or disposal of assets	(1,823)	(151)
Stock-based compensation	13	471
Realized (gain) loss on equity investments, net	1,824	—
Changes in operating assets and liabilities:
Accounts receivable	474	204
Inventories	474	189
Other inventory supplies	(1)	44
Prepaid expenses and other assets	232	(76)
Accounts payable	(378)	(30)
Accrued payroll	3	37
Accrued real estate taxes	(43)	5
Corporate income and franchise taxes	(1)	(7)
Advanced payments	(16)	(22)
Accrued and other current liabilities	(132)	(54)
Net cash provided by (used in) operating activities	212	(85)

Cash flows from investing activities
Purchase of property and equipment	(2)	(48)
Proceeds from sale or disposal of assets	4,773	151
Purchases of investments	(2,769)	(1,354)
Proceeds from sale of investments	1,660	235
Net cash provided by (used in) investing activities	3,662	(1,016)

Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	—	(2)
Purchases of treasury stock	(1,868)	(501)
Net cash used in financing activities	(1,868)	(503)

Net effect of currency translation	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	2,006	(1,604)
Cash, cash equivalents and restricted cash, beginning of period	8,876	11,410
Cash, cash equivalents and restricted cash, end of period	$10,882	$9,806

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Technology, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

1. BASIS OF PRESENTATION

Interim financial data

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements and should be read in conjunction with Rubicon Technology, Inc.’s (the “Company”) annual report filed on Form 10-K for the fiscal year ended December 31, 2019. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Consolidated operating results for the three- and six-month periods ended June 30, 2020, are not necessarily indicative of results that may be expected for the year ending December 31, 2020.

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

Accounts receivable

The majority of the Company’s accounts receivable is due from defense subcontractors, industrial manufacturers, fabricators, resellers and pharmacy benefit managers. Credit is extended based on an evaluation of the customer’s financial condition. Accounts receivable are due based on contract terms and at stated amounts due from customers, net of an allowance for doubtful accounts. Losses from credit sales are provided for in the financial statements.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. In November 2018, the Company’s Board of Directors authorized a program to repurchase up to $3 million of the Company’s common stock. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions. The timing, price and volume of repurchases are based upon market conditions, relevant securities laws and other factors. The stock repurchase plan expires on November 19, 2021 and may be terminated at any time. See Note 10 Subsequent Events to the Condensed Financial Statements.

Share repurchase activity during the three months ended June 30, 2020, was as follows:

Periods	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (in thousands)
April 1, 2020 to April 30, 2020	69,336	$7.98	69,336	$640
May 1, 2020 to May 31, 2020	9,805	8.05	9,805	561
June 1, 2020 to June 30, 2020	3,963	7.67	3,963	531

Total	83,104

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

Inventories consisted of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Raw materials	$468	$468
Work-in-process	758	901
Finished goods	478	809
	$1,704	$2,178

In the year ended December 31, 2019, the Company made the determination that raw material inventories were such that the likelihood of significant usage within the current year was doubtful and reclassified such raw material inventories as non-current in the reported financial statements.

Property and equipment

Property and equipment consisted of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Machinery, equipment and tooling	$3,343	$3,341
Buildings	1,711	1,711
Information systems	835	835
Land and land improvements	594	594
Furniture and fixtures	8	8
Total cost	6,491	6,489
Accumulated depreciation and amortization	(3,925)	(3,842)
Property and equipment, net	$2,566	$2,647

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

For the year ended December 31, 2019, the Company reviewed the current fair value of its assets and concluded no adjustments were needed. Additionally, no adjustments were recorded for the six months ended June 30, 2020. The Company will continue to assess its long-lived assets to ensure the carrying amount of these assets is still appropriate given any changes in the asset usage, marketplace and other factors used in determining the current fair value.

The Company completed the sale of its Malaysian facility for a sale price of Ringgit Malaysia 20,750,000. The Company realized net proceeds of approximately Ringgit Malaysia 20,364,000 (approximately $4.8 million based on the exchange rate on June 30, 2020 of $1=MYR4.27) after the payment of consent fees, real estate taxes, brokerage and legal fees, transfer and other expenses. The Company recorded a gain on the disposal of the Malaysian facility of approximately $1.8 million.

The Company completed a sale of excess consumable assets in the amount of approximately $76,000 during the three months ended June 30, 2019. For the six months ended June 30, 2019, the Company sold $151,000 of excess consumable assets.

The Company is pursuing the sale of its remaining parcels of land in Batavia, Illinois, and Penang, Malaysia. Although the Company cannot assure the timing of these sales, these properties were classified as current assets held for sale at June 30, 2020 and December 31, 2019, as it is the Company’s intention to complete these sales within the next twelve-month period. The Company cannot guarantee that it will be able to successfully complete the sale or lease of any assets.

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

The Company does not provide maintenance or other services and it does not have sales that involve bill & hold arrangements, multiple elements or deliverables. However, the Company does provide product warranty for up to 90 days, for which the Company has accrued a warranty reserve of $1,000 and $3,000 at June 30, 2020 and December 31, 2019, respectively.

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

Diluted net income (loss) per common share was the same as basic net income (loss) per common share for the three and six months ended June 30, 2020 and 2019, because the effects of potentially dilutive securities did not have a material impact on the calculation of diluted net income (loss) per share. The Company had outstanding options exercisable into 19,500 and 32,126 shares of the Company’s common stock that would have had an anti-dilutive or immaterial effect at June 30, 2020 and 2019, respectively.

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

The following table presents the amortized cost and gross unrealized losses on all securities at June 30, 2020:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Short-term investments:
U.S. Treasury securities	$14,743	$—	$—	$14,743
Total short-term investments	$14,743	$—	$—	$14,743

The following table presents the amortized cost and gross unrealized losses on all securities at December 31, 2019:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Short-term investments:
U.S. Treasury securities	$14,668	—	—	$14,668
Marketable securities	961	—	(171)	790
Total short-term investments	$15,629	$—	$(171)	$15,458

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

The Company’s fixed-income available-for-sale debt securities consist of U.S. Treasury securities, high-quality investment grade commercial paper, FDIC guaranteed certificates of deposit, equity-related securities and corporate notes. The Company values these securities based on pricing from pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. The valuation techniques used to measure the fair value of the Company’s financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2020:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash equivalents:
Money market funds	$3,136	$—	$—	$3,136
Investments:
Available-for-sale securities — current:
U.S. Treasury securities	—	14,743	—	14,743
Total	$3,136	$14,743	$—	$17,879

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash equivalents:
Money market funds	$3,759	$—	$—	$3,759
Investments:
Available-for-sale securities — current:
U.S. Treasury securities	—	14,668	—	14,668
Marketable securities	790	—	—	790
Total	$4,549	$14,668	$—	$19,217

There are no terms or conditions restricting the Company from redeeming any of its investments.

In addition to the debt securities noted above, the Company had approximately $7.8 million and $4.9 million of time deposits included in cash and cash equivalents as of June 30, 2020 and December 31, 2019, respectively.

4. SIGNIFICANT CUSTOMERS

For the three months ended June 30, 2020, the Company had four customers individually that accounted for approximately 28%, 12%, 12% and 11%, of revenue. For the three months ended June 30, 2019, the Company had three customers individually that accounted for approximately 19%, 17% and 12% of revenue. For the six months ended June 30, 2020, the Company had five customers that accounted for approximately 24%, 14%, 12%, 10% and 10% of revenue. For the six months ended June 30, 2019, the Company had three customers that accounted for approximately 20%, 18% and 15% of revenue. No other customer accounted for 10% or more of the Company’s revenues during the three and six months ended June 30, 2020 and 2019.

Customers individually representing more than 10% of trade receivables accounted for approximately 60% and 74% of accounts receivable as of June 30, 2020 and December 31, 2019, respectively.

5. STOCKHOLDERS’ EQUITY

Common shares reserved

As of June 30, 2020, the Company had reserved 76,453 shares of common stock for issuance upon the exercise of outstanding common stock options and vesting of RSUs. Also, 281,775 shares of the Company’s common stock were reserved for future grants of stock options and RSUs (or other similar equity instruments) under the Rubicon Technology, Inc. 2016 Stock Incentive Plan (the “2016 Plan”) as of June 30, 2020.

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

Pursuant to the 2016 Plan, 281,775 shares of the Company’s common stock plus any shares subject to outstanding awards under the 2007 Plan that subsequently expire unexercised, are forfeited without the delivery of shares or are settled in cash, will be available for issuance under the 2016 Plan. The 2016 Plan will automatically terminate on March 17, 2026, unless the Company terminates it sooner.

The following table summarizes the activity of the stock incentive and equity plans as of June 30, 2020, and changes during the six months then ended:

	Shares available for grant	Number of options outstanding	Weighted- average option exercise price	Number of restricted stock and board shares issued	Number of RSUs outstanding
At January 1, 2020	281,386	22,839	$13.48	99,570	54,003
Granted	—	—	—	—	—
Exercised/issued	—	—	—	—	—
Cancelled/forfeited	389	(389)	196.31	—	—
At June 30, 2020	281,775	22,450	$10.31	99,570	54,003

The Company’s aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock. Based on the fair value of the common stock at June 30, 2020, there was $39,585 of intrinsic value arising from 19,500 stock options exercisable and outstanding.

The Company uses the Black-Scholes option pricing model to value stock options. The Company uses historical stock price average to determine its volatility assumptions. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The expected term is based upon the vesting term of the Company’s options. The forfeiture rate of 36.13% is based on the history of forfeited options. The expense is allocated using the straight-line method. For the three and six months ended June 30, 2020, the Company recorded $2,000 and $5,000, respectively, of stock option compensation expense. For the three and six months ended June 30, 2019, the Company recorded $6,000 and $13,000, respectively, of stock option compensation expense. As of June 30, 2020, the Company had $4,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s stock-based plans that it expects to recognize over a weighted-average period of 0.25 years.

A summary of the Company’s non-vested options during the six months ended June 30, 2020, is presented below:

	Options	Weighted- average exercise price
Non-vested options at January 1, 2020	4,866	$5.79
Granted	—	—
Vested	—	—
Canceled/forfeited	—	—
Non-vested options at June 30, 2020	4,866	$5.79

For the three and six months ended June 30, 2020, the Company did not record a RSU expense. For the three months and six months ended June 30, 2019, the Company recorded $7,000 and $7,000, respectively, of RSU expense. As of June 30, 2020, there was no compensation cost related to the non-vested RSUs remaining.

A summary of the Company’s RSUs for the six month period ended June 30, 2020 is presented below:

	RSUs outstanding	Weighted average price at time of grant	Aggregate intrinsic value
Non-vested RSUs as of January 1, 2020	54,003	$6.56
Granted	—	—
Vested	—	—
Cancelled	—	—
Non-vested RSUs at June 30, 2020	54,003	$6.56	$354,250

The Company’s board of directors are compensated partially in cash and partially in restricted stock. For the three and six months ended June 30, 2020, the Company recorded $0 and $8,000, respectively, of stock compensation expense related to restricted stock. For the three and six months ended June 30, 2019, the Company recorded $3,000 and $7,000, respectively, of stock compensation expense related to restricted stock.

For the three months and six months ended June 30, 2020, no restricted stock awards were issued to our directors. For the three months and six months ended June 30, 2019, $30,000 in restricted stock was issued to our directors. As of June 30, 2020 and December 31, 2019, outstanding non-vested restricted stock shares were 0 and 0 respectively.

An analysis of restricted stock outstanding is as follows:

Non-vested restricted stock as of January 1, 2020	—
Granted	—
Vested	—
Non-vested restricted stock as of June 30, 2020	—

The Company recognized an expense of $414,000 during the three months ended June 30, 2019 for the granting of shares to an employee of the Company as a bonus.

7. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company experiences routine litigation in the normal course of its business. The management of the Company does not believe any pending litigation, will have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

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

The Company is subject to taxation in the U.S., Malaysia and in a U.S. state jurisdiction. On a quarterly basis, the Company assesses the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment, and multiple factors, both positive and negative, are considered. For the period ended June 30, 2020, a valuation allowance has been included in the 2020 forecasted effective tax rate. The Company is in a cumulative loss position for the past three years, which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. Under the accounting standards, objective verifiable evidence is given greater weight than subjective evidence such as the Company’s projections for future growth. Based on an evaluation in accordance with the accounting standards, as of December 31, 2015, a valuation allowance has been recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all available evidence. At June 30, 2020, the Company continues to be in a three-year cumulative loss position, therefore, until an appropriate level of profitability is attained, the Company expects to maintain a full valuation allowance on its U.S. and Malaysia net deferred tax assets. Any U.S. and Malaysia tax benefits or tax expense recorded on the Company’s consolidated statements of operations will be offset with a corresponding adjustment from the use of the net operating loss (“NOL”) carryforward asset which currently has a full valuation allowance. In the event that the Company changes its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

The tax provision for the six months ended June 30, 2020, is based on an estimated combined statutory effective tax rate. The Company recorded for the three and six months ended June 30, 2020, a tax expense of $4,000 and $9,000, respectively, for an effective tax rate of 0.23% and -1.86%, respectively. For the three and six months ended June 30, 2020 the difference between the Company’s effective tax rate and the U.S. federal 21% statutory rate and state 6.2% (net of federal benefit) statutory rate was primarily related to the change in the Company’s U.S. and Malaysia valuation allowances, U.S. research and development credit, Malaysia foreign tax rate differential and Malaysia withholding taxes on intercompany loan interest.

9. SEGMENT INFORMATION

The Company has determined that it operates in two segments, the sapphire and pharmacy businesses.

Revenue is attributed by geographic region based on ship-to location of the Company’s customers. The following table summarizes revenue by geographic region:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)

North America	$1,135	$697	$2,175	$1,560
Asia	155	72	268	119
Other	—	—	7	10
Total revenue	$1,290	$769	$2,450	$1,689

The following table summarizes sales by product type:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)

Optical	$1,090	$738	$2,117	$1,658
Direct Dose Rx	200	31	333	31
Total revenue	$1,290	$769	$2,450	$1,689

The following table summarizes assets by geographic region:

	As of June 30,	As of December 31,
	2020	2019
	(in thousands)

North America	$25,038	$29,703
Asia	6,843	5,094
Other	—	4
Total assets	$31,881	$34,801

Direct Dose Rx accounted for a loss of approximately $76,000 for the three months ended June 30, 2020 and approximately $195,000 for the six months ended June 30, 2020. The Company established Direct Dose Rx in May 2019.

10. SUBSEQUENT EVENTS

In November 2018, the Company’s Board of Directors authorized a program to repurchase up to $3 million of the Company’s common stock. Subsequent to June 30, 2020, the Company repurchased additional shares of its common stock and used up all of the remaining amount of the original $3 million.

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

OVERVIEW

The Company consists of two primary operating subsidiaries, Rubicon Technology Worldwide LLC (“RTW”) and Rubicon DTP LLC dba Direct Dose Rx (“Direct Dose”).

RTW is a vertically integrated, advanced materials provider specializing in monocrystalline sapphire for applications in optical and industrial systems. We use our proprietary crystal growth technology to produce high-quality sapphire products to meet our customers exacting specifications. We believe that we continue to have a reputation as one of the highest quality sapphire producers in the market. We provide optical and industrial sapphire products in various shapes and sizes, including round and rectangular windows and blanks, domes, tubes and rods.

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

Direct Dose Rx is a specialized pharmacy that provides prescription medications, over-the-counter drugs and vitamins to patients being discharged from skilled nursing facilities and hospitals and directly to retail customers who want such medications delivered to their home. The delivered products are sorted by the dose, date and time to be taken and come in easy to use perforated strip-packaging as opposed to separate pill bottles. Direct Dose Rx is currently licensed to operate in 11 states. The services offered by Direct Dose Rx benefits patients, skilled nursing facilities and hospitals by reducing the risk of hospital readmissions.

Historically, a significant portion of the Company’s revenue has been derived from sales to relatively few customers. For the three months ended June 30, 2020, we had four customers individually that accounted for approximately 28%, 12%, 12% and 11% of revenue. For the three months ended June 30, 2019, we had three customers individually that accounted for approximately 19%, 17% and 12% of revenue. For the six months ended June 30, 2020, we had five customers individually that accounted for approximately 24%, 14%, 12%, 10% and 10% of revenue. For the six months ended June 30, 2019, we had three customers individually that accounted for approximately 20%, 18% and 15% of revenue. Our principal customers have been defense subcontractors, industrial manufacturers, fabricators, resellers and pharmacy benefit managers. No other customer accounted for 10% or more of our revenues during the three and six months ended June 30, 2020 and 2019. We expect our sales to continue to be concentrated among a small number of customers. However, we also expect that our significant customers may change from time to time.

Customers individually representing more than 10% of trade receivables accounted for approximately 60% and 74% of accounts receivable as of June 30, 2020 and December 31, 2019, respectively.

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

We manage direct sales, grow and fabricate sapphire parts and ship from our facility located in Bensenville, Illinois. Previously, we leased this property, and it served as the headquarters of our operations and one of our growth facilities. In 2018, we vacated our leased Franklin Park, Illinois, facility due to the expiration of our lease, and completed the purchase of our Bensenville property, consolidating all of our operations into this facility.

Our cost of goods sold consists primarily of manufacturing materials, labor, manufacturing-related overhead, such as utilities, depreciation, provisions for excess and obsolete inventory reserves, idle plant charges, outsourcing costs, freight, warranties and pharmaceutical products. We purchase materials and supplies to support current and future demand for our products. We are subject to variations in the cost of consumable assets from period to period because we do not have long-term fixed-price agreements with our suppliers. We currently outsource some of our production processes and needs.

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

Other income consists of interest income, unrealized gain (loss) on investments, realized gain (loss) on investments and realized gains (loss) on currency translation.

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

Direct Dose Rx revenue and expenses are currently not material to the consolidated financial information of the Company and therefore there is limited disclosure relating specifically to it.

RESULTS OF CONSOLIDATED OPERATIONS THREE MONTHS ENDED JUNE 30, 2020 AND 2019

The following table sets forth our consolidated statements of operations for the periods indicated:

	Three months ended June 30,
	2020	2019
	(in thousands)
Revenue	$1,290	$769
Cost of goods sold	939	729
Gross profit (loss)	351	40
Operating expenses:
General and administrative	545	928
Sales and marketing	70	69
Gain on sale or disposal of assets	(1,823)	(76)
Total operating expenses	(1,208)	921
Income (loss) from operations	1,559	(881)
Other income	156	51
Income (loss) before income taxes	1,715	(830)
Income tax expense	(4)	(6)
Net income (loss)	$1,711	$(836)

The following table sets forth our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Three months ended June 30,
	2020	2019
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	73	95
Gross profit (loss)	27	5
Operating expenses:
General and administrative	42	121
Sales and marketing	5	9
Gain on sale or disposal of assets	(141)	(10)
Total operating expenses	94	(120)
Income (loss) from operations	121	(115)
Other income	12	7
Income (loss) before income taxes	133	(108)
Income tax expense	-	1
Net income (loss)	133%	(109)%

Revenue. Revenue was $1,290,000 and $769,000 for the three months ended June 30, 2020 and 2019, respectively, an increase of $521,000. This increase in revenue was primarily due to an increase in orders from our optical and industrial sapphire business of $351,000, due to fluctuations in demand and timing of orders. In addition our revenue for the three months ended June 30, 2020 includes $200,000 of revenue from Direct Dose Rx, which was launched on May 19, 2019, as compared to $30,605 for the three months ended June 30, 2019.

Gross profit. Gross profit was $351,000 and $40,000 for the three months ended June 30, 2020 and 2019, respectively, an increase of $311,000. Gross profit increased by $96,000 due to increased sales, overall higher gross margins in the sapphire business, a decrease in production costs at RWT of $167,000 as a result of the consolidation of our facilities and improved production efficiency, and $48,000 due to the growth in sales by Direct Dose Rx.

General and administrative expenses. General and administrative expenses were $545,000 and $928,000 for the three months ended June 30, 2020 and 2019, respectively, a decrease of $383,000. The decrease was primarily attributable to no stock grants issued for the three months ended June 30, 2020 as compared to a non-cash stock grant expense of $414,000  and approximately $22,000  for costs and expenses related to the acquisition of assets and the launch of Direct Dose Rx during the three months ended June 30, 2019. This decrease in general and administrative expenses was partially offset by an increase in employee compensation and consultant costs of $70,000 in 2020 due to the operations of Direct Dose Rx.

Sales and marketing expenses. Sales and marketing expenses were $70,000 and $69,000 for the three months ended June 30, 2020 and 2019, respectively, an increase of $1,000.

Gain on sale or disposal of assets. For the three months ended June 30, 2020, we recorded a gain on sale or disposal of our facility in Penang, Malaysia of approximately $1.8 million. For the three months ended June 30, 2019, we sold excess consumable assets, recording a gain of $76,000.

Other income. Other income was $156,000 and $51,000 for the three months ended June 30, 2020 and 2019, respectively, an increase of $105,000. This increase was primarily due to gains on the Company’s equity-related investments.

Income tax (benefit) expense. In accordance with ASC740 “Accounting for Income Taxes” (“ASC740”), we evaluate our deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted. At June 30, 2020, we continue to be in a three-year cumulative loss position; therefore, until an appropriate level of profitability is attained, we expect to maintain a valuation allowance on net deferred tax assets related to future U.S. and Malaysia tax benefits and will no longer accrue tax benefits or tax expense on our Consolidated Statements of Operations. The tax provision for the three months ended June 30, 2020 is based on an estimated combined statutory effective tax rate. For the three months ended June 30, 2020, the difference between the Company’s effective tax rate of 0.23% and the U.S. federal 21% statutory rate and state 6.2% (net of federal benefit) statutory rate was primarily related to the change in our U.S. and Malaysia NOL valuation allowances, U.S. research and development credit, Malaysia foreign tax rate differential and Malaysia withholding taxes on intercompany loan interest.

RESULTS OF CONSOLIDATED OPERATIONS SIX MONTHS ENDED JUNE 30, 2020 AND 2019

The following table sets forth our consolidated statements of operations for the periods indicated:

	Six months ended June 30,
	2020	2019
	(in thousands)
Revenue	$2,450	$1,689
Cost of goods sold	1,751	1,314
Gross profit (loss)	699	375
Operating expenses:
General and administrative	1,129	1,354
Sales and marketing	156	164
Gain on sale or disposal of assets	(1,823)	(151)
Total operating expenses	(538)	(1,367)
Gain (loss) from operations	1,237	(992)
Other income	(1,726)	222
Income (loss) before income taxes	(489)	(770)
Income tax expense	(9)	(10)
Net income (loss)	$(498)	$(780)

The following table sets forth our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Six months ended June 30,
	2020	2019
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	71	78
Gross profit	29	22
Operating expenses:
General and administrative	46	80
Sales and marketing	6	10
Gain on sale or disposal of assets	(74)	(9)
Total operating expenses	(22)	81
Gain (loss) from operations	51	(59)
Other income	(70)	13
Income (loss) before income taxes	(19)	(46)
Income tax expense	—	1
Net income (loss)	(19)%	(47)%

Revenue. Revenue was $2,450,000 and $1,689,000 for the six months ended June 30, 2020 and 2019, respectively, an increase of $761,000. This increase in revenue was primarily due to an increase in orders from our optical and industrial sapphire business of $428,000, due to fluctuations in demand and timing of orders. In addition our revenue for the six months ended June 30, 2020 includes $333,000 of revenue from Direct Dose Rx, which was launched on May 19, 2019, as compared to revenue of $30,605 for the six months ended June 30, 2019.

Gross profit. Gross profit was $699,000 and $375,000 for the six months ended June 30, 2020 and 2019, respectively, an increase of $324,000. Gross profit increased by $107,000 due to increased sales and overall higher gross margins in the sapphire business, a decrease in production costs at RWT of $140,000, as a result of the consolidation of our facilities and improved production efficiency and $77,000  due to the growth in sales by Direct Dose Rx.

General and administrative expenses. General and administrative expenses were $1,129,000 and $1,354,000 for the six months ended June 30, 2020 and 2019, respectively, a decrease of $225,000. The decrease was primarily attributable to no stock grants issued for the six months ended June 30, 2020, as compared to a non-cash stock grant expense of $414,000, and approximately $22,000  for costs and expenses related to the acquisition of assets and the launch of Direct Dose Rx during the six months ended June 30, 2019. This decrease in general and administrative expenses was partially offset by an increase in employee compensation and consultant costs of $186,000 in 2020 due to the operations of Direct Dose Rx.

Sales and marketing expenses. Sales and marketing expenses were $156,000 and $164,000 for the six months ended June 30, 2020 and 2019, respectively, a decrease of $8,000.

Gain on sale or disposal of assets. For the six months ended June 30, 2020, we recorded a gain on sale or disposal of the Company’s Penang, Malaysia facility of approximately $1.8 million. For the six months ended June 30, 2019, we recorded a gain on sale or disposal of assets of $151,000 on the sales of excess equipment and consumable assets located in the U.S. and Malaysia.

Other income. Other income was $(1,726,000) and $222,000 for the six months ended June 30, 2020 and 2019, respectively, a decrease of $1,948,000. This decrease in other income was primarily due to realized losses on the Company’s equity related investments in the quarter ended March 31, 2020.

Income tax (benefit) expense. In accordance with ASC740 “Accounting for Income Taxes” (“ASC740”), we evaluate our deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted.

At June 30, 2020, we continue to be in a three-year cumulative loss position; therefore, until an appropriate level of profitability is attained, we expect to maintain a valuation allowance on net deferred tax assets related to future U.S. and Malaysia tax benefits and will no longer accrue tax benefits or tax expense on our Consolidated Statements of Operations. The tax provision for the six months ended June 30, 2020, is based on an estimated combined statutory effective tax rate. For the six months ended June 30, 2020, the difference between the Company’s effective tax rate of -1.86% and the U.S. federal 21% statutory rate and state 6.2% (net of federal benefit) statutory rate was primarily related to the change in our U.S. and Malaysia NOL valuation allowances, U.S. research and development credit, Malaysia foreign tax rate differential and Malaysia withholding taxes on intercompany loan interest.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations using a combination of issuances of common stock and cash generated from our operations. In addition to this, recently, we have used the funds obtained through selling our excess equipment to fund our operations.

As of June 30, 2020, we had cash, cash equivalents and short-term investments totaling $25.6 million, consisting of cash of $7.8 million held in deposits at major banks, $3.1 million invested in money market funds and $14.7 million of short-term investments, which includes U.S. Treasury securities, investment grade commercial paper, FDIC guaranteed certificates of deposit, equity-related securities and corporate notes.

Cash flows from operating activities

The following table represents the major components of our cash flows from operating activities for the six months ended June 30, 2020 and 2019:

	Six months ended June 30,
	2020	2019
	(in thousands)
Net income (loss)	$(498)	$(780)
Adjustments to reconcile net income/(loss) to cash provided by/(used in) operating activities:
Depreciation and amortization	84	85
(Gain) on sale or disposal of assets	(1,823)	(151)
Stock-based compensation	13	471
Realized (gain) loss on equity investments, net	1,824	—

Total adjustments:	98	405
Working capital:
Accounts receivable	474	204
Inventories	474	233
Prepaid expenses and other assets	232	(76)
Accounts payable	(378)	(53)
Other accruals	(190)	(71)
Total working capital items:	612	290
Net cash provided by (used in) operating activities	$212	$(85)

Cash provided by operating activities was $212,000 for the six months ended June 30, 2020. During such period, we generated a net loss of $498,000, including non-cash items of $98,000, and an increase in cash from net working capital of $612,000. The net working capital cash increase was primarily driven by a decrease in accounts receivable of $474,000 and a decrease of $474,000 in inventories. This was partially offset by an increase in other accruals of $189,000 and a decrease in accounts payable of $378,000.

Cash used in operating activities was $85,000 for the six months ended June 30, 2019. During such period, we generated a net loss of $780,000, including non-cash items of $405,000, and an increase in cash from net working capital of $290,000. The net working capital cash increase was primarily driven by a decrease in accounts receivable of $204,000 and a decrease of $233,000 in raw material, work-in-process and consumable inventories used in production. This was partially offset by an increase in prepaid expenses and other assets of $76,000 on renewed insurance policies and annual contracts.

Cash flows from investing activities

The following table represents the major components of our cash flows from investing activities for the six months ended June 30, 2020 and 2019:

	Six months ended June 30,
	2020	2019
	(in thousands)
Purchase of property and equipment	$(2)	$(48)
Proceeds from sale or disposal of assets	4,773	151
Purchases of investments	(2,769)	(1,354)
Proceeds from sales of investments	1,660	235
Net cash provided by (used in) investing activities	$3,662	$(1,016)

Net cash provided by investing activities was $3,662,000 for the six months ended June 30, 2020, primarily due to the proceeds from the sale of the Company’s facility in Penang, Malaysia, partially offset by purchases of investments of U.S. Treasury securities of $415,000 and equity-related securities of $2.4 million. Additional cash was generated by proceeds from sales of investments of $1,660,000.

Net cash used in investing activities was $1,016,000 for the six months ended June 30, 2019, primarily due to the purchases of investments in U.S. Treasury securities and equity-based securities of $1,354,000. This was partially offset by the proceeds from sales of investments of $235,000. Additionally, we invested in certain property and equipment for $48,000 and received proceeds from the sale or disposal of assets of $151,000.

We anticipate our capital expenditures related to our sapphire and pharmacy businesses to be minimal.

Cash flows from financing activities

Net cash used in financing activities was $1,868,000 for the six months ended June 30, 2020, which was due to purchases of our treasury stock.

Net cash used in financing activities was $503,000 for the six months ended June 30, 2019. This was primarily due to purchases of our treasury stock of $501,000 and $2,000 for shares issued, net of taxes for employee awards.

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

We do not provide maintenance or other services and do not have sales that involve bill & hold arrangements, multiple elements or deliverables. However, we do provide product warranty for up to 90 days, for which we have accrued a warranty reserve of $1,000 and $3,000 at June 30, 2020 and December 31, 2019, respectively.

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

For the year ended December 31, 2019, we reviewed the current fair value of our assets and concluded no adjustments were needed. Additionally, no adjustments were recorded for the six months ended June 30, 2020. We will continue to assess our long-lived assets to ensure the carrying amount of these assets is still appropriate given any changes in the asset usage, marketplace and other factors used in determining the current fair value.

The Company is pursuing the sale of its parcels of land in Batavia, Illinois, and in Penang, Malaysia. Although the Company cannot assure the timing of these sales, these properties were classified as current assets held for sale at June 30, 2020 and December 31, 2019, as it is the Company’s intention to complete these sales within the next twelve-month period. The Company cannot guarantee that it will be able to successfully complete the sale or lease of any assets.

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

We review our available-for-sale debt securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When we conclude that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Consolidated Statements of Operations. As of June 30, 2020 and 2019, no impairment was recorded.

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

The expected term represents the weighted-average period that our stock options are expected to be outstanding and is based upon the historical data. We estimate the volatility of our common stock based on a historical range of stock price fluctuations. We base the risk-free interest rate that we use in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected terms on the options. We do not anticipate paying any cash dividends in the foreseeable future and, therefore, use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The current forfeiture rate of 36.13% was based on our past history of forfeitures.

All option grants are granted at an exercise price per share equal to the closing market price of our common stock on the day before the date of grant. Therefore, there is no intrinsic value on the date of grant because the exercise price per share of each option was equal to the fair value of the common stock on the date of grant.

Based on the fair value of the common stock at June 30, 2020, there was $39,585 of intrinsic value arising from 19,500 stock options exercisable and outstanding.

We allocate stock-based compensation costs using a straight-line method, which amortizes the fair value of each award on a straight-line basis over the service period.

Income tax valuation allowance

In accordance with ASC 740 “Accounting for Income Taxes” (“ASC 740”), we evaluate our deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted. Evaluating the need for and amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all positive and negative evidence available to determine whether all or some portion of the deferred tax assets will not be realized. A valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50%) that they will not be realized. In general, “realization” refers to the incremental benefit achieved through the reduction in future taxes payable or an increase in future taxes refundable from the deferred tax assets, assuming that the underlying deductible differences and carryforwards are the last items to enter into the determination of future taxable income. In determining our valuation allowance, we consider the source of taxable income including taxable income in prior carryback years, future reversals of existing temporary differences, the required use of tax planning strategies, and future taxable income exclusive of reversing temporary differences and carryforwards. We are in a cumulative loss position for the past three years, which is considered significant negative evidence by the accounting standards that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. The accounting standards attribute greater weight to objective verifiable evidence than to subjective positive evidence, such as our projections for future growth. Based on an evaluation in accordance with the accounting standards, as of June 30, 2020, a valuation allowance has been recorded against the net U.S. and Malaysia deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all available evidence. Any U.S. and Malaysia tax benefits or tax expense recorded on the Consolidated Statements of Operations will be offset with a corresponding adjustment from the use of the NOL carryforward asset which currently has a full valuation allowance. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the Condensed Financial Statements for a discussion of new accounting standards.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For the six months ended June 30, 2020, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

ITEM 4.	CONTROLS AND PROCEDURES

Management’s evaluation of disclosure controls and procedures

Based on evaluations at June 30, 2020, our chief executive officer and chief financial officer (together, our “certifying officers”), with the participation of the management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting

Our certifying officers have concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Rubicon Technology, Inc.

Date: August 14, 2020	By:	/s/ Timothy E. Brog
Timothy E. Brog
President and Chief Executive Officer

	By:	/s/ Mathew J. Rich
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