Form 10-Q
period 2020-09-30
Rubicon Technology, Inc.
filed 2020-11-13
CIK 1410172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 4, 2020, the Registrant had 2,421,822 shares of common stock, par value $.001 per share, outstanding.

RUBICON TECHNOLOGY, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended September 30, 2020

i

PART I FINANCIAL INFORMATION

Rubicon Technology, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(unaudited)
	(in thousands, other than share data)
Assets
Cash and cash equivalents	$10,326	$8,709
Restricted cash	—	171
Short-term investments	14,745	15,458
Accounts receivable, net	703	1,053
Inventories	1,033	1,710
Other inventory supplies	139	140
Prepaid expenses and other current assets	142	488
Assets held for sale	1,011	3,957
Total current assets	28,099	31,686
Inventories, non-current	468	468
Property and equipment, net	2,524	2,647
Total assets	$31,091	$34,801

Liabilities and stockholders’ equity
Accounts payable	$326	$733
Accrued payroll	34	53
Accrued and other current liabilities	175	344
Corporate income and franchise taxes	304	296
Accrued real estate taxes	54	114
Advance payments	—	16
Total current liabilities	893	1,556
Total liabilities	893	1,556

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $.001 par value, 1,000,000 undesignated shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 8,200,000 shares authorized; 2,958,850 and 2,955,253 shares issued; 2,409,822 and 2,702,171 shares outstanding, respectively	29	29
Additional paid-in capital	376,352	376,306
Treasury stock, at cost, 549,028 and 253,082 shares	(15,148)	(12,749)
Accumulated other comprehensive loss	(1)	(1)
Accumulated deficit	(331,034)	(330,340)
Total stockholders’ equity	30,198	33,245
Total liabilities and stockholders’ equity	$31,091	$34,801

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Technology, Inc.

Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(unaudited)
	(in thousands, other than share and per share data)
Revenue	$1,118	$583	$3,568	$2,272
Cost of goods sold	826	585	2,577	1,899
Gross profit (loss)	292	(2)	991	373
Operating expenses:
General and administrative	541	585	1,670	1,939
Sales and marketing	87	111	243	275
Gain on sale or disposal of assets	—	(122)	(1,823)	(273)

Income (loss) from operations	(336)	(576)	901	(1,568)
Other income (loss):
Interest income	3	107	109	368
Unrealized gain on investments	—	119	—	14
Realized gain (loss) on investments	—	6	(1,824)	72
Realized gain (loss) on foreign currency translation	140	(2)	132	(2)
Total other income (loss)	143	230	(1,583)	452
Loss before income taxes	(193)	(346)	(682)	(1,116)
Income tax expense	3	6	12	16
Net loss	$(196)	$(352)	$(694)	$(1,132)
Net loss per common share
Basic	$(0.08)	$(0.13)	$(0.27)	$(0.42)
Diluted	$(0.08)	$(0.13)	$(0.27)	$(0.42)
Weighted average common shares outstanding used in computing net loss per common share
Basic	2,439,309	2,691,815	2,527,574	2,708,765
Diluted	2,439,309	2,691,815	2,527,574	2,708,765

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Technology, Inc.

Condensed Consolidated Statements of Comprehensive Loss

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(unaudited)
	(in thousands)
Net loss	$(196)	$(352)	$(694)	$(1,132)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax	—	—	—	2
Other comprehensive income (loss)		—	—	2
Comprehensive loss	$(196)	$(352)	$(694)	$(1,130)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Technology, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2020 and 2019

	Common stock		Treasury stock			Stockholders’ equity
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accum other comp loss	Accum deficit	Total stockholders’ equity
	(in thousands other than share data)
Balance at January 1, 2019	2,919,542	$29	(185,941)	$(12,213)	$375,979	$(2)	$(329,193)	$34,600
Stock-based compensation	—	—	—	—	20	—	—	20
Common stock issued, net of shares withheld for employee taxes	6,415	—	—	—	36	—	—	36
Purchase of treasury stock, at cost	—	—	(62,849)	(501)	—	—	—	(501)
Unrealized gain on investments, net of tax	—	—	—	—	—	3	—	3
Net loss	—	—	—	—	—	—	(780)	(780)
Balance at June 30, 2019	2,925,957	$29	(248,790)	$(12,714)	$376,035	$1	$(329,973)	$33,378
Stock-based compensation	—	—	—	—	8	—	—	8
Common stock issued, net of shares withheld for employee taxes	29,296	—	—	—	264	—	—	264
Unrealized loss on investments, net of tax	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	(352)	(352)
Balance at September 30, 2019	2,955,253	$29	(248,790)	$(12,714)	$376,307	$(1)	$(330,325)	$33,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common stock		Treasury stock			Stockholders’ equity
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accum other comp loss	Accum deficit	Total stockholders’ equity
	(in thousands other than share data)
Balance at January 1, 2020	2,955,253	$29	(253,082)	$(12,749)	$376,306	$(1)	$(330,340)	$33,245
Stock-based compensation	—	—	—	—	13	—	—	13
Purchase of treasury stock, at cost	—	—	(229,778)	(1,868)	—	—	—	(1,868)
Net loss	—	—	—	—	—	—	(498)	(498)
Balance at June 30, 2020	2,955,253	$29	(482,860)	$(14,617)	$376,319	$(1)	$(330,838)	$30,892
Stock-based compensation	3,597	—	—	—	33	—	—	33
Purchase of treasury stock, at cost			(66,168)	(531)	—	—	—	(531)
Net loss	—	—	—	—			(196)	(196)
Balance at September 30, 2020	2,958,850	$29	(549,028)	$(15,148)	$376,352	$(1)	$(331,034)	$30,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Technology, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2020	2019
	(unaudited) (in thousands)
Cash flows from operating activities
Net loss	$(694)	$(1,132)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	125	127
(Gain) on sale or disposal of assets	(1,823)	(273)
Stock-based compensation	46	525
Realized loss on equity investments, net	1,824	—
Changes in operating assets and liabilities:
Accounts receivable	351	388
Inventories	677	332
Other inventory supplies	1	39
Prepaid expenses and other assets	346	(3)
Accounts payable	(406)	(143)
Accrued payroll	(19)	43
Accrued real estate taxes	(60)	(9)
Corporate income and franchise taxes	8	2
Advanced payments	(16)	(16)
Accrued and other current liabilities	(169)	(36)
Net cash provided by (used in) operating activities	191	(156)

Cash flows from investing activities
Purchase of property and equipment	(2)	(64)
Proceeds from sale or disposal of assets	4,769	273
Purchases of investments	(2,779)	(1,606)
Proceeds from sale of investments	1,666	536
Net cash provided by (used in) investing activities	3,654	(861)

Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	—	(7)
Purchases of treasury stock	(2,399)	(501)
Net cash used in financing activities	(2,399)	(508)

Net effect of currency translation	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	1,446	(1,525)
Cash, cash equivalents and restricted cash, beginning of period	8,880	11,410
Cash, cash equivalents and restricted cash, end of period	$10,326	$9,885

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Technology, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

1. BASIS OF PRESENTATION

Interim financial data

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements and should be read in conjunction with Rubicon Technology, Inc.’s (the “Company”) annual report filed on Form 10-K for the fiscal year ended December 31, 2019. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Consolidated operating results for the three- and nine-month periods ended September 30, 2020, are not necessarily indicative of results that may be expected for the year ending December 31, 2020.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Rubicon Technology Worldwide LLC, Rubicon DTP LLC, Rubicon Technology BP LLC and Rubicon Sapphire Technology (Malaysia) SDN BHD. All intercompany transactions and balances have been eliminated in consolidation.

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

After the purchases described below, the Company used up all of the remaining amount of the original authorized $3 million.

Share repurchase activity during the three months ended September 30, 2020, was as follows:

Periods	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (in thousands)
July 1, 2020 to July 31, 2020	66,168	$8.01	66,168	$0
August 1, 2020 to August 31, 2020	—
September 1, 2020 to September 30, 2020	—

Total	66,168

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

Inventories consisted of the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Raw materials	$468	$468
Work-in-process	712	901
Finished goods	321	809
	$1,501	$2,178

As of December 31, 2019 and September 30, 2020, the Company made the determination that raw material inventories were such that the likelihood of significant usage within the current year was doubtful and reclassified such raw material inventories as non-current in the reported financial statements.

Property and equipment

Property and equipment consisted of the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Machinery, equipment and tooling	$3,343	$3,341
Buildings	1,711	1,711
Information systems	835	835
Land and land improvements	594	594
Furniture and fixtures	8	8
Total cost	6,491	6,489
Accumulated depreciation and amortization	(3,967)	(3,842)
Property and equipment, net	$2,524	$2,647

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

For the year ended December 31, 2019, the Company reviewed the current fair value of its assets and concluded no adjustments were needed. Additionally, no adjustments were recorded for the nine months ended September 30, 2020. The Company will continue to assess its long-lived assets to ensure the carrying amount of these assets is still appropriate given any changes in the asset usage, marketplace and other factors used in determining the current fair value.

In June 2020, the Company completed the sale of its Malaysian facility for a sale price of Ringgit Malaysia 20,750,000. The Company realized net proceeds of approximately Ringgit Malaysia 20,364,000 (approximately $4.8 million based on the exchange rate on June 30, 2020 of $1=MYR4.27) after the payment of consent fees, real estate taxes, brokerage and legal fees, transfer and other expenses. The Company recorded a gain on the disposal of the Malaysian facility of approximately $1.8 million.

The Company collected a payment of $125,000 during the three months ended September 30, 2019 related to a settled dispute. For the nine months ended September 30, 2019, the Company sold $76,000 of excess consumable assets and received a total of $200,000 related to such settled dispute.

The Company is pursuing the sale of its remaining parcels of land in Batavia, Illinois, and Penang, Malaysia. Although the Company cannot assure the timing of these sales, these properties were classified as current assets held for sale at September 30, 2020 and December 31, 2019, as it is the Company’s intention to complete these sales within the next twelve-month period. The Company cannot guarantee that it will be able to successfully complete the sale of these properties.

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

The Company does not provide maintenance or other services and it does not have sales that involve bill & hold arrangements, multiple elements or deliverables. However, the Company does provide product warranty for up to 90 days, for which the Company has accrued a warranty reserve of $1,000 and $3,000 at September 30, 2020 and December 31, 2019, respectively.

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

Diluted net income (loss) per common share was the same as basic net income (loss) per common share for the three and nine months ended September 30, 2020 and 2019, because the effects of potentially dilutive securities did not have a material impact on the calculation of diluted net income (loss) per share. The Company had outstanding options exercisable into 20,500 and 32,839 shares of the Company’s common stock that would have had an anti-dilutive or immaterial effect at September 30, 2020 and 2019, respectively.

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

The following table presents the amortized cost and gross unrealized losses on all securities at September 30, 2020:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Short-term investments:
U.S. Treasury securities	$14,745	$—	$—	$14,745
Total short-term investments	$14,745	$—	$—	$14,745

The following table presents the amortized cost and gross unrealized losses on all securities at December 31, 2019:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Short-term investments:
U.S. Treasury securities	$14,668	—	—	$14,668
Marketable securities	961	—	(171)	790
Total short-term investments	$15,629	$—	$(171)	$15,458

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2020:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash equivalents:
Money market funds	$3,137	$—	$—	$3,137
Investments:
Available-for-sale securities — current:
U.S. Treasury securities	—	14,745	—	14,745
Total	$3,137	$14,745	$—	$17,882

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash equivalents:
Money market funds	$3,759	$—	$—	$3,759
Investments:
Available-for-sale securities — current:
U.S. Treasury securities	—	14,668	—	14,668
Marketable securities	790	—	—	790
Total	$4,549	$14,668	$—	$19,217

There are no terms or conditions restricting the Company from redeeming any of its investments.

In addition to the debt securities noted above, the Company had approximately $7.2 million and $4.8 million of time deposits included in cash and cash equivalents as of September 30, 2020 and December 31, 2019, respectively.

4. SIGNIFICANT CUSTOMERS

For the three months ended September 30, 2020, the Company had three customers individually that accounted for approximately 24%, 18%, and 12%, of revenue. For the three months ended September 30, 2019, the Company had four customers individually that accounted for approximately 26%, 13%, 12% and 11% of revenue. For the nine months ended September 30, 2020, the Company had four customers that accounted for approximately 22%, 15%, 12% and 10% of revenue. For the nine months ended September 30, 2019, the Company had three customers that accounted for approximately 21%, 16% and 12% of revenue. No other customer accounted for 10% or more of the Company’s revenues during the three and nine months ended September 30, 2020 and 2019.

Customers individually representing more than 10% of trade receivables accounted for approximately 65% and 74% of accounts receivable as of September 30, 2020 and December 31, 2019, respectively.

5. STOCKHOLDERS’ EQUITY

Common shares reserved

As of September 30, 2020, the Company had reserved 76,450 shares of common stock for issuance upon the exercise of outstanding common stock options and vesting of RSUs. Also, 281,775 shares of the Company’s common stock were reserved for future grants of stock options and RSUs (or other similar equity instruments) under the Rubicon Technology, Inc. 2016 Stock Incentive Plan (the “2016 Plan”) as of September 30, 2020.

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

The following table summarizes the activity of the stock incentive and equity plans as of September 30, 2020, and changes during the nine months then ended:

	Shares available for grant	Number of options outstanding	Weighted- average option exercise price	Number of restricted stock and board shares issued	Number of RSUs outstanding
At January 1, 2020	281,386	22,839	$13.48	99,570	54,003
Granted	—	—	—	—	—
Exercised/issued	—	—	—	—	—
Cancelled/forfeited	389	(389)	196.31	—	—
At September 30, 2020	281,775	22,450	$10.31	99,570	54,003

The Company’s aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock. Based on the fair value of the common stock at September 30, 2020, there was $46,960 of intrinsic value arising from 20,500 stock options exercisable and outstanding.

The Company uses the Black-Scholes option pricing model to value stock options. The Company uses historical stock price average to determine its volatility assumptions. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The expected term is based upon the vesting term of the Company’s options. The forfeiture rate of 36.13% is based on the history of forfeited options. The expense is allocated using the straight-line method. For the three and nine months ended September 30, 2020, the Company recorded $3,000 and $8,000, respectively, of stock option compensation expense. For the three and nine months ended September 30, 2019, the Company recorded $6,000 and $19,000, respectively, of stock option compensation expense. As of September 30, 2020, the Company had $0.00 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s stock-based plans.

A summary of the Company’s non-vested options during the nine months ended September 30, 2020, is presented below:

	Options	Weighted- average exercise price
Non-vested options at January 1, 2020	4,866	$6.10
Granted	—	—
Vested	(4,866)	6.10
Cancelled/forfeited	—	—
Non-vested options at September 30, 2020	0	$0

For the three and nine months ended September 30, 2020, the Company recorded $30,000 and $30,000, respectively, of RSU expense related to Board compensation. For the three months and nine months ended September 30, 2019, the Company recorded $0 and $7,000, respectively, of RSU expense.

A summary of the Company’s RSUs for the nine month period ended September 30, 2020 is presented below:

	RSUs outstanding	Weighted average price at time of grant	Aggregate intrinsic value
Non-vested RSUs as of January 1, 2020	54,003	$6.56
Granted	—	—
Vested	—	—
Cancelled	—	—
Non-vested RSUs at September 30, 2020	54,003	$6.56	$354,250

Every year at the Company’s annual meeting each member of the Board of Directors is issued an RSU and it vests the following year at the next annual meeting. When such RSU vests, it is automatically converted into $10,000 of the Company’s common stock based upon the closing price the day before the annual meeting.

For the three and nine months ended September 30, 2020, the Company recorded $0 and $8,000, respectively, of stock compensation expense related to restricted stock. For the three and nine months ended September 30, 2019, the Company recorded $2,000 and $7,000, respectively, of stock compensation expense related to restricted stock.

The Company recognized an expense of $414,000 during the nine months ended September 30, 2019 for the granting of shares to an officer of the Company as a bonus.

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

The Company is subject to taxation in the U.S., Malaysia and in a U.S. state jurisdiction. On a quarterly basis, the Company assesses the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment, and multiple factors, both positive and negative, are considered. For the period ended September 30, 2020, a valuation allowance has been included in the 2020 forecasted effective tax rate. The Company is in a cumulative loss position for the past three years, which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. Under the accounting standards, objective verifiable evidence is given greater weight than subjective evidence such as the Company’s projections for future growth. Based on an evaluation in accordance with the accounting standards, as of December 31, 2015, a valuation allowance has been recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all available evidence. At September 30, 2020, the Company continues to be in a three-year cumulative loss position, therefore, until an appropriate level of profitability is attained, the Company expects to maintain a full valuation allowance on its U.S. and Malaysia net deferred tax assets. Any U.S. and Malaysia tax benefits or tax expense recorded on the Company’s consolidated statements of operations will be offset with a corresponding adjustment from the use of the net operating loss (“NOL”) carry forward asset which currently has a full valuation allowance. In the event that the Company changes its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

The tax provision for the nine months ended September 30, 2020, is based on an estimated combined statutory effective tax rate. The Company recorded for the three and nine months ended September 30, 2020, a tax expense of $3,000 and $12,000, respectively, for an effective tax rate of -1.59% and -1.71%, respectively. For the three and nine months ended September 30, 2020 the difference between the Company’s effective tax rate and the U.S. federal 21% statutory rate and state 6.2% (net of federal benefit) statutory rate was primarily related to the change in the Company’s U.S. and Malaysia valuation allowances, U.S. research and development credit, Malaysia foreign tax rate differential and Malaysia withholding taxes on intercompany loan interest.

9. SEGMENT INFORMATION

The Company has determined that it operates in two segments, the sapphire and pharmacy businesses.

Revenue is attributed by geographic region based on ship-to location of the Company’s customers. The following table summarizes revenue by geographic region:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)

North America	$1,014	$561	$3,188	$2,120
Asia	91	14	359	134
Other	13	8	21	18
Total revenue	$1,118	$583	$3,568	$2,272

The following table summarizes sales by product type:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)

Optical	$892	$520	$3.009	$2,178
Direct Dose Rx	226	63	559	94
Total revenue	$1,118	$583	$3,568	$2,272

The following table summarizes assets by geographic region:

	As of September 30,	As of December 31,
	2020	2019
	(in thousands)

North America	$30,381	$29,703
Asia	710	5,094
Other	—	4
Total assets	$31,091	$34,801

Direct Dose Rx accounted for a loss of approximately $92,000 and $192,000 for the three months ended September 30, 2020 and 2019, respectively, and approximately $287,000 and $277,000 for the nine months ended September 30, 2020 and 2019, respectively. The Company established Direct Dose Rx in May 2019.

Direct Dose Rx assets are currently not material to the consolidated financial information of the Company and therefore there is limited disclosure relating specifically to them.

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

OVERVIEW

The Company consists of two primary operating subsidiaries, Rubicon Technology Worldwide LLC and Rubicon DTP LLC dba Direct Dose Rx.

Rubicon Technology Worldwide is a vertically integrated, advanced materials provider specializing in monocrystalline sapphire for applications in optical and industrial systems. We use our proprietary crystal growth technology to produce high-quality sapphire products to meet our customers exacting specifications. We believe that we continue to have a reputation as one of the highest quality sapphire producers in the market. We provide optical and industrial sapphire products in various shapes and sizes, including round and rectangular windows and blanks, domes, tubes and rods.

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

In addition to our current optical and industrial sapphire business and our Direct Dose Rx existing business, we are actively evaluating the acquisition of profitable companies outside of these markets to utilize our substantial NOL carry forwards.

Historically, a significant portion of the Company’s revenue has been derived from sales to relatively few customers. For the three months ended September 30, 2020, we had three customers individually that accounted for approximately 24%, 18% and 12% of revenue. For the three months ended September 30, 2019, we had four customers individually that accounted for approximately 26%, 13%, 12% and 11% of revenue. For the nine months ended September 30, 2020, we had four customers individually that accounted for approximately 22%, 15%, 12% and 10% of revenue. For the nine months ended September 30, 2019, we had three customers individually that accounted for approximately 21%, 16% and 12% of revenue. Our principal customers have been defense subcontractors, industrial manufacturers, fabricators, resellers and pharmacy benefit managers. No other customer accounted for 10% or more of our revenues during the three and nine months ended September 30, 2020 and 2019. We expect our sales to continue to be concentrated among a small number of customers. However, we also expect that our significant customers may change from time to time.

Customers individually representing more than 10% of trade receivables accounted for approximately 65% and 74% of accounts receivable as of September 30, 2020 and December 31, 2019, respectively.

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

Our cost of goods sold consists primarily of manufacturing materials, labor, manufacturing related overhead, such as utilities, depreciation, provisions for excess and obsolete inventory reserves, idle plant charges, outsourcing costs, freight, warranties and pharmaceutical products. We purchase materials and supplies to support current and future demand for our products. We are subject to variations in the cost of consumable assets from period to period because we do not have long-term fixed-price agreements with our suppliers. We currently outsource some of our production processes and needs.

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

We account for income taxes under the asset and liability method, whereby the expected future tax consequences of temporary differences between the book value and the tax basis of assets and liabilities are recognized as deferred tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to be recognized. Our analysis of ownership changes that limit the utilization of our NOL carry forwards as of December 31, 2019, shows no impact on such utilization. In order to protect our NOL carry forwards, in December 2017, we implemented a stockholders’ rights plan. We are in a cumulative loss position for the past three years. Based on an evaluation in accordance with the accounting standards, a valuation allowance has been recorded against the net U.S. and Malaysia deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all available evidence. Until an appropriate level of profitability is attained, we expect to maintain a full valuation allowance on our U.S. and Malaysia net deferred tax assets.

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

RESULTS OF CONSOLIDATED OPERATIONS THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

The following table sets forth our consolidated statements of operations for the periods indicated:

	Three months ended September 30,
	2020	2019
	(in thousands)
Revenue	$1,118	$583
Cost of goods sold	826	585
Gross profit (loss)	292	(2)
Operating expenses:
General and administrative	541	585
Sales and marketing	87	111
Gain on sale or disposal of assets	—	(122)
Total operating expenses	628	574
Income (loss) from operations	(336)	(576)
Other income	143	230
Income (loss) before income taxes	(193)	(346)
Income tax expense	3	6
Net loss	$(196)	$(352)

The following table sets forth our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Three months ended September 30,
	2020	2019
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	74	100
Gross profit (loss)	26	—
Operating expenses:
General and administrative	48	100
Sales and marketing	8	19
Gain on sale or disposal of assets	—	(21)
Total operating expenses	56	98
Income (loss) from operations	(30)	(98)
Other income	13	39
Income (loss) before income taxes	(17)	(59)
Income tax expense	—	1
Net income (loss)	(17)%	(60)%

Revenue. Revenue was $1,118,000 and $583,000 for the three months ended September 30, 2020 and 2019, respectively, an increase of $535,000. This increase in revenue was primarily due to an increase in orders from our optical and industrial sapphire business of $372,000, due to fluctuations in demand and timing of orders. In addition our revenue for the three months ended September 30, 2020 includes an additional $163,000 of revenue from Direct Dose Rx, which was launched on May 19, 2019.

Gross profit (loss). Gross profit was $292,000 and ($2,000) for the three months ended September 30, 2020 and 2019, respectively, an increase of $294,000. Gross profit primarily increased by $197,000 due to increased sales, overall higher gross margins in the sapphire business, a decrease in production costs in its sapphire business of $73,000 as a result of the consolidation of our facilities and improved production efficiency, and $24,000 due to the growth in sales by Direct Dose Rx.

General and administrative expenses. General and administrative expenses were $541,000 and $585,000 for the three months ended September 30, 2020 and 2019, respectively, a decrease of $44,000. The decrease was primarily attributable to the elimination of the cost to manage and maintain the Company’s facility in Malaysia due to its sale and a decrease in operating expenses at Direct Dose Rx.

Sales and marketing expenses. Sales and marketing expenses were $87,000 and $111,000 for the three months ended September 30, 2020 and 2019, respectively, a decrease of $24,000 primarily driven by a reduction in compensation, travel and attending trade shows.

Gain on sale or disposal of assets. For the three months ended September 30, 2020, no gain on asset disposal was recorded. For the three months ended September 30, 2019, we recorded a gain of $122,000 on the recovery of a previously written off receivable of $125,000 offset by ($3,000) property tax adjustment for 2019.

Other income. Other income was $143,000 and $230,000 for the three months ended September 30, 2020 and 2019, respectively, a decrease of $87,000. This decrease was primarily due to higher interest income of $104,000 and unrealized gain on the Company’s equity-related investments of $119,000 in 2019, partially offset by $140,000 in realized gain on foreign currency translation in 2020.

Income tax (benefit) expense. In accordance with ASC740 “Accounting for Income Taxes” (“ASC740”), we evaluate our deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted. At September 30, 2020, we continue to be in a three-year cumulative loss position; therefore, until an appropriate level of profitability is attained, we expect to maintain a valuation allowance on net deferred tax assets related to future U.S. and Malaysia tax benefits and will no longer accrue tax benefits or tax expense on our Consolidated Statements of Operations. The tax provision for the three months ended September 30, 2020 is based on an estimated combined statutory effective tax rate. For the three months ended September 30, 2020, the difference between the Company’s effective tax rate of -1.59% and the U.S. federal 21% statutory rate and state 6.2% (net of federal benefit) statutory rate was primarily related to the change in our U.S. and Malaysia NOL valuation allowances, U.S. research and development credit, Malaysia foreign tax rate differential and Malaysia withholding taxes on intercompany loan interest.

RESULTS OF CONSOLIDATED OPERATIONS NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

The following table sets forth our consolidated statements of operations for the periods indicated:

	Nine months ended September 30,
	2020	2019
	(in thousands)
Revenue	$3,568	$2,272
Cost of goods sold	2,577	1,899
Gross profit (loss)	991	373
Operating expenses:
General and administrative	1,670	1,939
Sales and marketing	243	275
Gain on sale or disposal of assets	(1,823)	(273)
Total operating expenses	90	1,941
Gain (loss) from operations	901	(1,568)
Other income	(1,583)	452
Income (loss) before income taxes	(682)	(1,116)
Income tax expense	12	16
Net loss	$(694)	$(1,132)

The following table sets forth our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Nine months ended September 30,
	2020	2019
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	72	84
Gross profit	28	16
Operating expenses:
General and administrative	47	85
Sales and marketing	7	12
Gain on sale or disposal of assets	(51)	(12)
Total operating expenses	3	85
Gain (loss) from operations	25	(69)
Other income	(44)	20
Income (loss) before income taxes	(19)	(49)
Income tax expense	—	1
Net income (loss)	(19)%	(50)%

Revenue. Revenue was $3,568,000 and $2,272,000 for the nine months ended September 30, 2020 and 2019, respectively, an increase of $1,296,000. This increase in revenue was primarily due to an increase in orders from our optical and industrial sapphire business of $831,000, due to fluctuations in demand and timing of orders. In addition our revenue for the nine months ended September 30, 2020 includes $559,000 of revenue from Direct Dose Rx, which was launched on May 19, 2019, as compared to revenue of $94,000 for the nine months ended September 30, 2019.

Gross profit. Gross profit was $991,000 and $373,000 for the nine months ended September 30, 2020 and 2019, respectively, an increase of $618,000. Gross profit primarily increased by $441,000 due to increased sales and overall higher gross margins in the sapphire business, a decrease in idle plant costs by $108,000, as a result of the consolidation of our facilities and improved production efficiency and $100,000 due to the growth in sales by Direct Dose Rx.

General and administrative expenses. General and administrative expenses were $1,670,000 and $1,939,000 for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $269,000. The decrease was primarily attributable to no stock grants to the Company’s employees for the nine months ended September 30, 2020, as compared to a non-cash stock grant expense of $414,000, and approximately $22,000  for costs and expenses related to the acquisition of assets and the launch of Direct Dose Rx during the nine months ended September 30, 2019. This decrease in general and administrative expenses was partially offset by an increase in employee compensation and consultant costs of $186,000 for the nine months ended September 30, 2020 due to the operations of Direct Dose Rx.

Sales and marketing expenses. Sales and marketing expenses were $243,000 and $275,000 for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $32,000.

Gain on sale or disposal of assets. For the nine months ended September 30, 2020, we recorded a gain on sale or disposal of the Company’s Penang, Malaysia facility of approximately $1.8 million. For the nine months ended September 30, 2019, we recorded a gain on sale or disposal of assets of $273,000 on the sales of excess equipment and consumable assets located in the U.S. and Malaysia.

Other income. Other income was ($1,583,000) and $452,000 for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $2,031,000. This decrease in other income was primarily due to realized losses on the Company’s equity related investments in the quarter ended March 31, 2020.

Income tax (benefit) expense. In accordance with ASC740 “Accounting for Income Taxes” (“ASC740”), we evaluate our deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted.

At September 30, 2020, we continue to be in a three-year cumulative loss position; therefore, until an appropriate level of profitability is attained, we expect to maintain a valuation allowance on net deferred tax assets related to future U.S. and Malaysia tax benefits and will no longer accrue tax benefits or tax expense on our Consolidated Statements of Operations. The tax provision for the nine months ended September 30, 2020, is based on an estimated combined statutory effective tax rate. For the nine months ended September 30, 2020, the difference between the Company’s effective tax rate of -1.71% and the U.S. federal 21% statutory rate and state 6.2% (net of federal benefit) statutory rate was primarily related to the change in our U.S. and Malaysia NOL valuation allowances, U.S. research and development credit, Malaysia foreign tax rate differential and Malaysia withholding taxes on intercompany loan interest.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations using a combination of issuances of common stock and cash generated from our operations. In addition to this, recently, we have used the funds obtained through selling our excess equipment to fund our operations.

As of September 30, 2020, we had cash, cash equivalents and short-term investments totalling $25.1 million, consisting of cash of $7.2 million held in deposits at major banks, $3.1 million invested in money market funds and $14.8 million of short-term investments, which currently includes only U.S. Treasury securities, but may in the future include investment grade commercial paper, FDIC guaranteed certificates of deposit, equity-related securities and corporate notes.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic. The full impact of the COVID-19 outbreak is unknown and cannot be reasonably estimated. The magnitude and duration of the COVID-19 outbreak, as well as other factors, could result in a material impact to the Company’s financial statements in future reporting periods.

Cash flows from operating activities

Cash provided by operating activities was $191,000 for the nine months ended September 30, 2020. During such period, we generated a net loss of $694,000, including non-cash items of $172,000, and an increase in cash from net working capital of $713,000. The net working capital cash increase was primarily driven by a decrease in accounts receivable of $351,000 and a decrease of $677,000 in inventories. This was partially offset by an increase in other accruals of $256,000 and a decrease in accounts payable of $406,000.

Cash used by operating activities was $156,000 for the nine months ended September 30, 2019. During such period, we generated a net loss of $1,132,000, including non-cash items of $379,000 which primarily consisted of stock-based compensation of $525,000 partially offset by gains on the disposal of assets of ($273,000). An increase in cash from net working capital of $597,000 was primarily due to a decrease in accounts receivable of $388,000 on collected balances and a decrease of $371,000 in raw materials, work-in-process and consumable parts inventories used in operations.

Cash flows from investing activities

Net cash provided by investing activities was $3,654,000 for the nine months ended September 30, 2020, primarily due to $4,900,000 of net proceeds from the sale of the Company’s facility in Penang, Malaysia, partially offset by purchases of investments of U.S. Treasury securities of $2,779,000. Additional cash was generated by proceeds from sales of investments of $1,666,000.

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

Cash flows from financing activities

Net cash used in financing activities was $2,399,000 for the nine months ended September 30, 2020, which was due to purchases of our treasury stock.

Net cash used in financing activities was $508,000 for the nine months ended September 30, 2019. This was primarily due to purchases of our treasury stock of $501,000 and $7,000 for shares issued, net of taxes for employee awards.

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

We do not provide maintenance or other services and do not have sales that involve bill & hold arrangements, multiple elements or deliverables. However, we do provide product warranty for up to 90 days, for which we have accrued a warranty reserve of $1,000 and $3,000 at September 30, 2020 and December 31, 2019, respectively.

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

For the year ended December 31, 2019, we reviewed the current fair value of our assets and concluded no adjustments were needed. Additionally, no adjustments were recorded for the nine months ended September 30, 2020. We will continue to assess our long-lived assets to ensure the carrying amount of these assets is still appropriate given any changes in the asset usage, marketplace and other factors used in determining the current fair value.

The Company is pursuing the sale of its parcels of land in Batavia, Illinois, and in Penang, Malaysia. Although the Company cannot assure the timing of these sales, these properties were classified as current assets held for sale at September 30, 2020 and December 31, 2019, as it is the Company’s intention to complete these sales within the next twelve-month period. The Company cannot guarantee that it will be able to successfully complete the sale or lease of any assets.

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

We review our available-for-sale debt securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When we conclude that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Consolidated Statements of Operations. As of September 30, 2020 and 2019, no impairment was recorded.

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

Based on the fair value of the common stock at September 30, 2020, there was $46,960 of intrinsic value arising from 20,500 stock options exercisable and outstanding.

We allocate stock-based compensation costs using a straight-line method, which amortizes the fair value of each award on a straight-line basis over the service period.

Income tax valuation allowance

In accordance with ASC 740 “Accounting for Income Taxes” (“ASC 740”), we evaluate our deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted. Evaluating the need for and amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all positive and negative evidence available to determine whether all or some portion of the deferred tax assets will not be realized. A valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50%) that they will not be realized. In general, “realization” refers to the incremental benefit achieved through the reduction in future taxes payable or an increase in future taxes refundable from the deferred tax assets, assuming that the underlying deductible differences and carry forwards are the last items to enter into the determination of future taxable income. In determining our valuation allowance, we consider the source of taxable income including taxable income in prior carry back years, future reversals of existing temporary differences, the required use of tax planning strategies, and future taxable income exclusive of reversing temporary differences and carry forwards. We are in a cumulative loss position for the past three years, which is considered significant negative evidence by the accounting standards that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. The accounting standards attribute greater weight to objective verifiable evidence than to subjective positive evidence, such as our projections for future growth. Based on an evaluation in accordance with the accounting standards, as of September 30, 2020, a valuation allowance has been recorded against the net U.S. and Malaysia deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all available evidence. Any U.S. and Malaysia tax benefits or tax expense recorded on the Consolidated Statements of Operations will be offset with a corresponding adjustment from the use of the NOL carry forward asset which currently has a full valuation allowance. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the Condensed Financial Statements for a discussion of new accounting standards.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For the nine months ended September 30, 2020, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

ITEM 4.	CONTROLS AND PROCEDURES

Management’s evaluation of disclosure controls and procedures

Based on evaluations at September 30, 2020, our chief executive officer and acting chief financial officer (the “certifying officer”), with the participation of the management team, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting

The certifying officer has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Rubicon Technology, Inc.

Date: November 13, 2020	By:	/s/ Timothy E. Brog
Timothy E. Brog
President, Chief Executive Officer and Acting Chief Financial Officer

EXHIBIT INDEX

The Exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Incorporation by Reference

3.1	Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to the registrant’s Registration Statement on Form S-1/A, filed on November 1, 2007 (File No. 333-145880)

3.2	Amendment No. 1 to Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 29, 2011 (File No. 1-33834)

3.3	Amendment No. 2 to Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed on May 4, 2017 (File No. 1-33834)

3.4	Second Amended and Restated Bylaws of Rubicon Technology, Inc.	Filed as Exhibit 3.3 to the registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2016 (File No. 1-33834)

3.5	Certificate of Designations of Series A Junior Participating Preferred Stock of Rubicon Technology, Inc. filed with the Secretary of State of Delaware on December 18, 2017.	Filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed on December 18, 2017 (File No. 1-33834)

3.6	Amendment No. 3 to Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed on May 15, 2018 (File No. 1-33834)

31.1*	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed electronically with this Quarterly Report on Form 10-Q

