Form 10-K
period 2020-12-31
Rubicon Technology, Inc.
filed 2021-03-23
CIK 1410172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 001-33834

RUBICON TECHNOLOGY, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-4419301
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

900 East Green Street Bensenville, Illinois	60106
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (847) 295-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.001 per share Preferred Shares Purchase Rights	The NASDAQ Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

As of June 30, 2020, there were 2,071,865 shares of common stock outstanding held by non-affiliates of the registrant, with an aggregate market value of the common stock (based upon the closing price of these shares on the NASDAQ Capital Market) of approximately $16,844,262.

The number of shares of the registrant’s common stock outstanding as of the close of business on February 28, 2020 was 2,422,255.

Documents incorporated by reference:

Portions of the Registrant’s Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K provided, that if such Proxy Statement is not filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed no later than the end of such 120-day period.

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

Rubicon Technology, Inc. (“Rubicon” or the “Company”) consists of two operating subsidiaries, Rubicon Technology Worldwide LLC (“RTW”) and Rubicon DTP LLC (“Direct Dose” or “DDRX”).

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

Historically, we have also provided sapphire products to the LED and mobile device markets, which are the largest markets for sapphire. However, given competitive pressures in those markets, in the fourth quarter of 2016 we announced our decision to focus on the optical and industrial sapphire markets and exit the LED market. Following this decision, we closed our Malaysia facility and scaled down and consolidated our remaining operations in the U.S. In the succeeding years we have completed individual sales and held auctions for assets located in Malaysia and at each of our U.S. properties, resulting in the sale of certain of our excess equipment and consumable assets. In December 2019 we entered into a purchase and sale agreement to sell our manufacturing facility located in Malaysia and it was completed in June 2020. In December 2020, Rubicon sold all of the outstanding shares of capital stock of its wholly owned subsidiary Rubicon Sapphire Technology (Malaysia) SDN BHD. We are continuing to pursue the sale of our vacant parcel of land located in Batavia, Illinois. The timing on the sale of this real estate is difficult to predict.

We manage direct sales, grow and fabricate sapphire parts and ship from our owned facility located in Bensenville, Illinois.

Our sapphire business operates in a very competitive market. Our ability to expand our optical and industrial business and the acceptance of new product offerings are difficult to predict. Our total sales backlog was approximately $747,000 and $1,625,000 as of December 31, 2020 and 2019, respectively.

In May 2019, the Company established Direct Dose and acquired certain assets, hired employees and sublet a facility from a pharmacy that was in the process of liquidation. Direct Dose was launched as a start-up pharmacy primarily to deliver medications and vitamins to patients being discharged from skilled nursing facilities. As a result of the COVID-19 pandemic, patient census at skilled nursing facilities plummeted and DDRX started to work with home health care agencies for customer acquisitions.

Since RTW and Direct Dose serve smaller markets than our historical undertakings, we are actively evaluating the acquisition of profitable companies in order to utilize our substantial net operating loss (“NOL”) tax carryforwards.

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

RESEARCH AND DEVELOPMENT

In 2020 and 2019, Rubicon did not incur any research and development (“R&D”) expenses and it currently does not have any plans for expenditures in 2021 related to R&D.

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

All of our long-lived assets are located in the United States.

SALES AND MARKETING

We market and sell our products through our direct sales force to customers. Our direct sales team includes experienced and technically sophisticated sales professionals and engineers who are knowledgeable in the development, manufacturing and use of sapphire windows and other optical materials. Our sales staff works with customers during all stages of the manufacturing process, from developing the precise composition of the parts through manufacturing and processing the parts to the customers’ specifications.

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

CUSTOMERS

Our principal customers have been defense subcontractors, industrial manufacturers, fabricators and resellers. A substantial portion of our sales have been to a small number of customers. In 2020, our top four customers (each 10% or greater of our revenues) accounted for, in the aggregate, approximately 55% of our revenue and in 2019, the top three customers accounted for approximately 58% of our revenue. Although we are attempting to diversify and expand our customer base, we expect our sales to continue to be concentrated among a small number of customers. However, we also expect that our significant customers may change from time to time. No other customer accounted for 10% or more of our revenues during 2020 or 2019 other than those referred to above.

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

EMPLOYEES

As of December 31, 2020, we had 18 full-time employees. None of our employees are represented by a labor union. We consider our employee relations to be good.

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

We have incurred significant losses in prior periods and may incur significant losses in the future. These losses may have an adverse effect on our ability to attract new customers or retain existing customers. We have incurred net losses of $1.1 million, $1.1 million, $17.8 million and $62.9 million in 2020, 2019, 2017 and 2016, respectively. Although we recorded net income of $963,000 in 2018, there can be no assurance that we will achieve profitability in future periods.

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

If we are unable to raise additional capital when needed, we may not be able to execute the acquisition of other businesses.

We may require additional capital to fund operations, capital expenditures and or the acquisition of other businesses. We may finance future cash needs through public or private equity offerings, debt financings, corporate collaborations or licensing arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our acquisition opportunities. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through corporate collaborations or licensing arrangements, it may be necessary to relinquish some rights to our technologies or our new products, or grant licenses on terms that may not be favorable to us. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

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

Rubicon Technology Worldwide

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

Our business is subject to extensive regulation.

Our pharmacists and pharmacy are required to be licensed by State Boards of Pharmacy. The pharmacy is also registered with the United States Drug Enforcement Administration. By virtue of these license and registration requirements, the entities owned by us are obligated to observe certain rules and regulations, and a violation of such rules and regulations could result in fines and/or in a suspension or revocation of a license or registration.

Risk related to third party payors.

Our revenues and profitability are affected by the continuing efforts of all third-party payors, including but not limited to HMOs, managed care organizations, PBMs and government programs (which are subject to statutory and regulatory requirements, administrative rulings, interpretations of policy, implementation of reimbursement procedures, retroactive payment adjustments, governmental funding restrictions and changes to existing legislation such as Medicare, Medicaid and other federal and state funded programs) to contain or reduce the costs of health care by lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services and negotiating reduced contract pricing. Any changes in reimbursement levels from these third-party payor sources and any changes in applicable government regulations could have a material adverse effect on our revenues and profitability. While manufacturers have increased the price of drugs, payors have generally decreased reimbursement rates as a percentage of drug cost. We expect pricing pressures from third-party payors to continue given the high and increasing costs of pharmaceutical drugs. Changes in the mix of pharmacy prescriptions covered by third party payors among Medicare, Medicaid and other payor sources may also impact our revenues and profitability. There can be no assurance that we will continue to maintain the current payor, revenue or profitability mix.

We are substantially dependent on a limited number of suppliers of pharmaceutical products to sell products to us on satisfactory terms. A disruption in our relationship with this supplier could have a material adverse effect on our business.

We obtain a majority of our total merchandise, including over 90% of our pharmaceuticals, from two primary suppliers, Smith Drug and McKesson Corporation with whom we rely on for brand name pharmaceuticals. Any significant disruptions in our relationship with either supplier, or deterioration in their financial condition, could have a material adverse effect on us.

Failure to maintain a sufficient credit profile to qualify for favorable pricing and payment terms with suppliers could increase the costs of our products.

Our current agreements with our suppliers provides us with favorable pricing and credit terms. If we fail to meet certain minimum purchase commitments or are unable to make timely payments we may be required to purchase our pharmaceutical products on less favorable pricing and credit terms.

We could be adversely affected by a decrease in the introduction of new brand name and generic prescription drugs as well as increases in the cost to procure prescription drugs.

New brand name drugs can result in increased drug utilization and associated sales, while the introduction of lower priced generic alternatives typically results in relatively lower sales, but relatively higher gross profit margins. Accordingly, a decrease in the number or magnitude of significant new brand name drugs or generics successfully introduced, or delays in their introduction, could materially and adversely affect our results of operations.

In addition, if we experience an increase in the amounts we pay to procure pharmaceutical drugs, including generic drugs, it could have a material adverse effect on our results of operations. Our gross profit margins would be adversely affected to the extent we are not able to offset such cost increases. Any failure to fully offset any such increased prices and costs or to modify our activities to mitigate the impact could have a material adverse effect on our results of operations. Additionally, any future changes in drug prices could be significantly different than our projections.

Legislative or regulatory policies in the U.S. designed to manage healthcare costs or alter healthcare financing practices or changes to government policies in general may adversely impact our business and results of operations.

Currently, there are numerous congressional, legislative and/or regulatory proposals which seek to amend and or replace the Affordable Care Act including proposals to manage the cost of healthcare, including prescription drug cost. Such proposals may include changes in reimbursement rates, restrictions on rebates and discounts, restrictions on access or therapeutic substitution, limits on more efficient delivery channels, taxes on goods and services, price controls on prescription drugs, and other significant healthcare reform proposals, including their repeal or replacement. Further, more exacting regulatory policies and requirements specific to the pharmacy sector may cause a rise in costs, labor, and time to meet all such requirements. We are unable to predict whether any such policies or proposals will be enacted, or the specific terms thereof. Certain of these policies or proposals, if enacted, could have a material adverse impact on our business.

Our business operations involve the substantial receipt and use of confidential health information concerning individuals. A failure to adequately protect any of this information could result in severe harm to our reputation and subject us to significant liabilities, each of which could have a material adverse effect on our business.

Most of our activities involve the receipt or use of personal health information (“PHI”) concerning individuals. There is substantial regulation at the federal and state levels addressing the use, disclosure, and security of PHI. At the federal level, HIPAA and the regulations issued thereunder impose extensive requirements governing the transmission, use, and disclosure of health information by all participants in health care delivery, including physicians, hospitals, insurers, and other payors. Many of these obligations were expanded under Health Information Technology for Economic and Clinical Health, passed as part of the American Recovery and Reinvestment Act of 2009. Failure to comply with standards issued pursuant to federal or state statutes or regulations may result in criminal penalties and civil sanctions. In addition to regulating privacy of PHI, HIPAA includes several anti-fraud and abuse laws, extends criminal penalties to private health care benefit programs and, in addition to Medicare and Medicaid, to other federal health care programs, and expands the Office of Inspector General’s authority to exclude persons and entities from participating in the Medicare and Medicaid programs. Further, future regulations and legislation that severely restrict or prohibit our use of patient identifiable or other information could limit our ability to use information critical to the operation of our business. If we violate a patient’s privacy or are found to have violated any federal or state statute or regulation with regard to confidentiality or dissemination or use of PHI, we could be liable for significant damages, fines, or penalties and suffer severe reputational harm, each of which could have a material adverse effect on our reputation, our business, our results of operations, and our future prospects.

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

Historically, we have earned, and believe that in the future we will continue to earn, a substantial portion of our revenue from a small number of customers. In 2020 our top four customers accounted for, in the aggregate, approximately 55% of our revenue and in 2019 our top three customers accounted for approximately 58% of our revenue. If we were to lose one of our major customers or have a major customer significantly reduce its volume of business with us, our revenues and profitability would be materially reduced unless we are able to replace such demand with other orders promptly. We expect to continue to be dependent on our major customers, the number and identity of which may change from period to period.

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

If we are unable to attract or retain qualified personnel, our business could be harmed.

Our success depends on our continued ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, manufacturing, administrative and sales and marketing personnel. Competition for these individuals is intense, and we may not be able to successfully recruit, assimilate or retain sufficiently qualified personnel. In particular, we may encounter difficulties in recruiting and retaining a sufficient number of qualified personnel. The inability to attract and retain necessary technical, managerial, manufacturing, administrative and sales and marketing personnel could harm our ability to obtain new customers and develop new products and could adversely affect our business and operating results. In addition, the loss of the services, or distraction, of our senior management for any reason could adversely affect our business, operating results and financial condition.

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

RTW’s operations are concentrated in one facility, and the unavailability of this facility could harm our business.

Our manufacturing, research and development, sales and marketing, and administrative activities are concentrated in one facility located in Bensenville, Illinois. Going forward, this will be RTW’s sole operating facility. Should a casualty, natural disaster, inclement weather, an outbreak of disease, power loss, an act of terrorism or similar event affect the Chicagoland area, our operations could be significantly impacted. We may not be able to replicate the manufacturing capacity and other operations of our Bensenville facility or such replication could take significant time and resources to accomplish. The disruption from such an event could adversely affect or interrupt entirely our ability to conduct our business.

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

The Company’s business, results of operations, financial condition and stock price have been adversely affected and could in the future be materially adversely affected by the COVID-19 pandemic.

COVID-19 has spread rapidly throughout the world, prompting governments and businesses to take unprecedented measures in response. Such measures have included restrictions on travel and business operations, temporary closures of businesses, and quarantines and shelter-in-place orders. The COVID-19 pandemic has significantly curtailed global economic activity and caused significant volatility and disruption in global financial markets. The Company maintains a limited staff of full time employees in skilled technical, non-technical and key management positions at both of its RTW and DDRX operations. If employees become infected by the COVID-19 virus we may not be able to maintain normal business operations for an extended period of time.

The COVID-19 pandemic and the measures taken by many countries in response have adversely affected and could in the future materially adversely impact the Company’s business, results of operations, financial condition and stock price. Following the initial outbreak of the virus, the Company experienced disruptions to its manufacturing, supply chain and logistical services provided by outsourcing partners, resulting in temporary supply shortages that affected sales worldwide. Both the RTW and DDRX business are heavily reliant on domestic and foreign supply chains to operate its businesses. The COVID-19 pandemic may limit and restrict our access to necessary products that are required to operate. New customer acquisitions for DDRX requires establishing and maintaining ongoing relationships with health care facilities. The Covid-19 pandemic protocols at health care facilities restricts access to these facilities which may impact DDRX ability to gain access and attract new patients.

The Company is continuing to monitor the situation and take appropriate actions in accordance with the recommendations and requirements of relevant authorities. The full extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance is currently uncertain and will depend on many factors outside the Company’s control, including, without limitation, the timing, extent, trajectory and duration of the pandemic, the development and availability of effective treatments and vaccines, the imposition of and compliance with protective public safety measures, and the impact of the pandemic on the global economy and demand for consumer products. Additional future impacts on the Company may include, but are not limited to, material adverse effects on: demand for the Company’s products and services; the Company’s supply chain and sales and distribution channels; the Company’s ability to execute its strategic plans; and the Company’s profitability and cost structure.

To the extent the COVID-19 pandemic adversely affects the Company’s business, results of operations, financial condition and stock price, it may also have the effect of heightening many of the other risks described in this Part I, Item 1A of this Form 10-K.

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

All of our sapphire operations and certain of our executive functions are located in our Bensenville, Illinois, 30,000 square-foot facility that we purchased in September 2018.

We own a parcel of land in Batavia, Illinois, which was acquired in 2012 for future expansion. This property is currently available for sale and being marketed.

The Company completed the sale of its Malaysian facility in June 2020. In December 2020, Rubicon sold all of the outstanding shares of capital stock of its wholly owned subsidiary Rubicon Sapphire Technology (Malaysia) SDN BHD (“RST”). The sole asset of RST was a vacant parcel of land in Penang, Malaysia

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

There are no outstanding material matters as of December 31, 2020 and through the date of this filing.

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

Market Information

Our common stock trades on the NASDAQ Capital Market under the symbol “RBCN”. The following table sets forth the high and low sales prices for our common stock as reported on the NASDAQ for the periods indicated:

	High	Low
Fiscal year ended December 31, 2020
First Quarter	$9.16	$7.15
Second Quarter	$9.00	$7.25
Third Quarter	$8.85	$7.75
Fourth Quarter	$10.00	$8.39

	High	Low
Fiscal year ended December 31, 2019
First Quarter	$8.48	$7.62
Second Quarter	$8.62	$7.50
Third Quarter	$9.87	$8.16
Fourth Quarter	$10.09	$7.93

Holders

As of February 28, 2021, our common stock was held by approximately 15 stockholders of record and there were 2,422,255 shares of our common stock outstanding.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In November 2018, our Board of Directors authorized a program to repurchase up to $3 million of our common stock. As of July 2020, the Company used all of the original authorized $3 million.

On December 14, 2020, Rubicon’s Board of Directors authorized an additional $3 million for the repurchase of the Company’s common stock. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The stock repurchases may be made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions or pursuant to a Rule 10b5-1 plan. The program may be terminated, suspended or modified at any time.

There was no share repurchase activity during the quarter ended December 31, 2020.

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

OVERVIEW

Rubicon Technology, Inc. (“Rubicon” or the “Company”) consists of two operating subsidiaries, Rubicon Technology Worldwide LLC (“RTW”) and Rubicon DTP LLC (“Direct Dose” or DDRX”).

RTW is a vertically integrated, advanced materials provider specializing in monocrystalline sapphire for applications in optical and industrial systems. We design, assemble and maintain our own proprietary crystal growth furnaces to grow high-purity, low-stress, ultra-low-defect-density sapphire crystals. We use our proprietary crystal growth technology to produce high-quality sapphire products to meet our customers’ exacting specifications. Sapphire is a desirable material for high-performance applications due to its hardness and strength, transparency in the visible and infrared spectrum, thermal conductivity, thermal shock resistance, abrasion resistance, high melting point and chemical inertness. As a result, it is ideally suited for extreme environments in a range of industries where material durability is just as important as optical clarity. We believe that we continue to have a reputation as one of the highest quality sapphire producers in the market. We provide optical and industrial sapphire products in a variety of shapes and sizes, including round and rectangular windows and blanks, domes, tubes and rods.

Historically, RTW has also provided sapphire products to the LED and mobile device markets, which are the largest markets for sapphire. However, given competitive pressures in those markets, in the fourth quarter of 2016 we announced our decision to limit our focus to the optical and industrial sapphire markets and exit the LED market. Following this decision, we closed our Malaysia facility, and scaled down and consolidated our remaining operations in the U.S. In 2018 and 2019, we completed individual sales and held auctions for assets located in Malaysia and at each of our U.S. properties, resulting in the sale of certain of our excess equipment and consumable assets. The Company entered into an agreement for the sale of the Malaysia facility in December 2019. In June 2020, the Company completed the sale of its Malaysian facility for net proceeds of approximately $4.8 million after the payment of consent fees, real estate taxes, brokerage and legal fees, transfer and other expenses. The Company recorded a gain on the disposal of the Malaysian facility of approximately $1.8 million. In December 2020, Rubicon sold all of the outstanding shares of capital stock of its wholly owned subsidiary Rubicon Sapphire Technology (Malaysia) SDN BHD. The company recorded a gain on the sale of $261,000. We are continuing to pursue the sale of our vacant parcel of land located in Batavia, Illinois. The timing on the sale of this real estate is difficult to predict.

We manage direct sales, grow and fabricate sapphire parts and ship from our owned facility located in Bensenville, Illinois.

Our sapphire business operates in a very competitive market. Our ability to expand our optical and industrial business and the acceptance of new product offerings are difficult to predict. Our total sales backlog was approximately $747,000 and $1,625,000 as of December 31, 2020 and 2019, respectively.

In addition, our current optical and industrial sapphire business serves smaller markets than our historical undertakings, therefore, we are actively evaluating the acquisition of profitable companies outside of the sapphire market to utilize our substantial NOL carryforwards.

In May 2019, the Company established Direct Dose and acquired certain assets, hired employees and sublet a facility from a pharmacy that was in the process of liquidation. Direct Dose was launched as a start-up pharmacy primarily to deliver medications and vitamins to patients being discharged from skilled nursing facilities. As a result of the COVID-19 pandemic, patient census at skilled nursing facilities plummeted and DDRX started to work with home health care agencies for customer acquisitions.

Since RTW and Direct Dose serve smaller markets than our historical undertakings, we are actively evaluating the acquisition of profitable companies in order to utilize our substantial net operating loss (“NOL”) tax carryforwards.

Historically, we have earned, and believe that in the future we will continue to earn, a substantial portion of our revenue from a small number of customers. For the year ended December 31, 2020, we had four customers individually that accounted for approximately 21%, 13%, 11% and 10% of revenue. For the year ended December 31, 2019, we had three customers individually that accounted for approximately 31%, 15% and 11% of revenue. Our principal customers have been defense subcontractors, industrial manufacturers, fabricators and resellers. Although we are attempting to diversify and expand our customer base, we expect our sales to continue to be concentrated among a small number of customers. However, we also expect that our significant customers may change from time to time. No other customer accounted for 10% or more of our revenues during the years ended December 31, 2020 and 2019 other than those referred to above.

We sell our products on a global basis and historically derived a significant portion of our revenue from customers outside of the U.S., with the majority of our sales to the Asian and European markets. Following the decision to limit our focus to the optical and industrial sapphire markets, a major source of our revenue is derived from the North American market. For the year ended December 31, 2020, the North American and other markets accounted for 90% and 10% of our revenue, respectively. For the year ended December 31, 2019, the North American and other markets accounted for 94% and 6% of our revenue, respectively. All our revenue and corresponding accounts receivable are denominated in U.S. dollars. For more information about our revenues by geographic region, see Note 2 – Segment Information of our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Financial operations

Revenue. RTW’s revenue consists of sales of optical and industrial sapphire products sold as blanks or polished windows. Products are made to varying specifications, such as crystal planar orientations and thicknesses. With the focus on smaller optical and industrial markets and the consolidation of our operations in the U.S., we expect in future periods our revenue will continue to be primarily from the sale of optical materials. We recognize revenue once the performance obligation is satisfied, when the product is manufactured to the customer’s specification and based upon shipping terms, title, and control of the product and risk of loss transfer to the customer. Delays in product orders or changes to the timing of shipments could cause our quarterly revenue to vary significantly. All of our revenue and corresponding accounts receivable are denominated in U.S. dollars. Substantially all our revenue is generated by our direct sales team and we expect this to continue in the future.

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

Provision for income tax. We account for income taxes under the asset and liability method whereby the expected future tax consequences of temporary differences between the book value and the tax basis of assets and liabilities are recognized as deferred tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to be recognized. Our analysis of ownership changes that limit the utilization of our NOL carryforwards as of December 31, 2020, shows no impact on such utilization. We are in a cumulative loss position for the past three years which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. Based on an evaluation in accordance with the accounting standards, as of December 31, 2020 and 2019, a valuation allowance has been recorded against the net U.S. and Malaysia deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. Until an appropriate level of sustained profitability is attained, we expect to maintain a full valuation allowance on our U.S. and Malaysia net deferred tax assets. Any U.S. and Malaysia tax benefits or tax expense recorded on the Consolidated Statement of Operations will be offset with the corresponding adjustment from the use of the NOL carryforward asset which currently has a full valuation allowance. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

Stock-based compensation. The majority of our stock-based compensation relates primarily to our Board of Directors, executive and administrative personnel and is accounted for as a G&A expense. For the years ended December 31, 2020 and 2019, our stock-based compensation expense was $199,000 and $523,000, respectively.

RESULTS OF OPERATIONS

The following table sets forth our statements of operations for the periods indicated:

	Year ended December 31,
	2020	2019
	(in millions)

Revenue	$4.5	$3.5
Cost of goods sold	3.3	2.4
Gross profit (loss)	1.2	1.1
Operating expenses:
General and administrative	2.5	2.5
Sales and marketing	0.3	0.4
(Gain) loss on sale or disposal of assets	(2.1)	(0.6)
Total operating expenses	0.7	2.3
Income (loss) from operations	0.5	(1.2)
Other (expense) income	(1.6)	0.1
Income (loss) before income taxes	(1.1)	(1.1)
Income tax expense	—	—
Net income (loss)	$(1.1)	$(1.1)

The following table sets forth our statements of operations as a percentage of total revenue for the periods indicated:

	Year ended December 31,
	2020	2019

Revenue	100%	100%
Cost of goods sold	73	69
Gross profit (loss)	27	31
Operating expenses:
General and administrative	56	71
Sales and marketing	7	11

(Gain) loss on sale or disposal of assets	(47)	(17)
Total operating expenses	16	65
Income (loss) from operations	11	(34)
Other income	(35)	2
Income (loss) before income taxes	(24)	(32)
Income tax expense	—	—
Net income (loss)	(24)%	(32)%

Comparison of years ended December 31, 2020 and 2019

Revenue. Revenue was $4.5 million for the year ended December 31, 2020, and $3.5 million for the year ended December 31, 2019, an increase of $940,000. This increase was primarily the result of a $671,000 increase in sales from DDRX which had a full year of operations in 2020 compared to eight months in the prior year. Revenue from our optical and industrial sapphire business also increased in 2020 by $269,000 due to the timing of shipments.

Gross profit (loss). Gross profit was $1.2 million for the year ended December 31, 2020 and $1.1 million for the year ended December 31, 2019, an increase of $158,000. There was an increase in gross profit of $131,000 primarily due to increase sales and the full year inclusion of Direct Dose in 2020 as compared to only operating for eight months in 2019 and an increase of $27,000 in RTW gross profit resulting from a $345,000 higher gross profit due to increased RTW sales and lower idle plant expense, offset by $318,000 primarily resulting from a higher production scrap expense due to the usage of lower quality boules.

General and administrative expenses. General and administrative expenses were $2.47 million and $2.55 million for the years ended December 31, 2020 and 2019 respectively, a decrease of $78,000. This decrease was the result of the effects of the COVID-19 pandemic and cost containment measures implemented by the Company which lowered spending for salary and travel together with lower bad debt expense, caused the reduction of general and administrative expense at RTW by $107,000 which was offset by an increase in Direct Dose general and administrative expenses of $29,000 due to the inclusion of a full year in 2020 of such expenses.

Sales and marketing expenses. Sales and marketing expenses were $325,000 and $361,000 for the years ended December 31, 2020 and 2019, respectively, a decrease of $36,000. The decrease in sales and marketing expenses was primarily attributable to a decrease in employee compensation costs of $19,000 on lower headcount and a decrease in travel and other costs related to sales and marketing of $17,000.

(Gain) loss on sale or disposal of assets. In June 2020, the Company completed the sale of its Malaysian facility resulting in net proceeds of approximately $4.8 million after the payment of consent fees, real estate taxes, brokerage and legal fees, transfer and other expenses. The Company recorded a gain on the disposal of the Malaysian facility of approximately $1.8 million. In December 2020, Rubicon sold all of the outstanding shares of capital stock of its wholly owned subsidiary Rubicon Sapphire Technology (Malaysia) SDN BHD for gross proceeds of approximately $775,000. The Company recorded a gain from such stock sale of $261,000.

In 2019, the Company disposed of its remaining manufacturing equipment located at its Malaysian facility, resulting in a gain on disposal of $302,000, and sold other excess equipment located in the Company’s Bensenville facility for $76,000. In addition, the Company recorded a gain on sale or disposal of assets of $200,000, which was attributable to a partial reimbursement for a dispute related to the purchase of equipment in 2016 which was never delivered.

Long-lived asset impairment charges. We did not record any additional asset impairment expenses for the years ended December 31, 2020 and December 31, 2019. We will continue to assess our long-lived assets to ensure the carrying amount of these assets is still appropriate given any changes in the asset usage, marketplace and other factors used in determining the current fair value.

Other income (expense). Other income (expense) was $(1,580,000) and $125,000 for the years ended December 31, 2020 and 2019, respectively, a change of $(1,705,,000). This decrease in 2020 of other income primarily resulted from the difference of realized and unrealized losses on investments of $1,488,000, lower interest income of $353,000, offset by an increase in gains on foreign currency translation of $136,000.

Income tax (expense) benefit. We are subject to income taxes in the United States and Malaysia. On a quarterly basis, we assess the recoverability of deferred tax assets and the need for a valuation allowance. For the year ended December 31, 2020, a valuation allowance has been included in the 2020 forecasted effective tax rate. At December 31, 2020, we continue to be in a three-year cumulative loss position; therefore, as of December 31, 2020, we maintained a full valuation allowance on our United States and Malaysia net deferred tax assets and until an appropriate level of profitability is attained, we expect to maintain a full valuation allowance going forward. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”) which, among other provisions, reduced the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. The SEC issued guidance, Staff Accounting Bulletin 118, on accounting for the tax effects of the Act. The guidance allowed us to record provisional amounts for those impacts, with the requirement that the accounting be completed in a period not to exceed one year from the date of enactment. We have completed our accounting for the tax effects of the enactment of the Act. The deemed inclusion from the repatriation tax was $5.0 million at the time the calculation was finalized for the tax return. As we are in a full valuation allowance position (as described above), an equal benefit adjustment was recorded for the impact of the increase of the deemed repatriation tax. The tax provision for the years ended December 31, 2020 and 2019 is based on an estimated combined statutory effective tax rate. For the year ended December 31, 2020 and 2019, we recorded a tax expense of $13,000 and $22,000, respectively, for an effective tax rate of 1.0% and 2.0%, respectively. For the years ended December 31, 2020 and 2019, the difference between our effective tax rate and the U.S. federal 21% statutory rate and state 7.4% (net of federal benefit) statutory rate was primarily related to the change in our U.S. and Malaysia NOL valuation allowances, U.S. R&D credit, Malaysia foreign tax rate differential and Malaysia withholding taxes.

At December 31, 2020, we had separate Federal, Illinois and Indiana NOL carryforwards of $191.3 million, $196.0 million and $322,000, respectively. The Federal and Illinois NOLs began to expire in 2021 and the Indiana NOL will begin to expire in 2039. With the adoption of ASU 2016-09 in 2017, we recorded a deferred tax asset related to $26.4 million of unrecorded Federal and State NOLs attributable to stock option exercises. NOLs attributable to the stock option exercise were fully offset by the valuation allowance (as described above). We have recorded an uncertain tax position of $2.6 million that further reduces the net operating loss deferred tax assets reported in the financial statements. In addition, at December 31, 2020, we had Federal and Illinois research and development credits and Illinois investment tax credit of $662,000, $51,000 and $370, respectively. The Illinois credits expire in 2021.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations using a combination of issuances of common stock and cash generated from our operations.

As of December 31, 2020, we had cash equivalents and short-term investments totaling $25.9 million, including cash of $8.0 million held in deposits at major banks, $3.1 million invested in money market funds and $14.8 million of short-term investments in U.S. Treasury securities.

We plan to limit our capital expenditures primarily to only those required under existing obligations or as otherwise necessary to realize value from the development, commercialization or sale of products.

Cash provided from operating activities was $297,000 for the year ended December 31, 2020. The Company generated a net loss of $1,063,000, including non-cash items of $105,000, and an increase in cash from net working capital of $1,255,000. The net working capital increase was primarily driven by a decrease in accounts receivable related to a combination of increased collections and lower fourth quarter shipments. Additionally, lower prepaid expenses of $204,000, from refunded security deposits and purchases against a vendor credit partially offset by increased insurance premiums also contributed to increased working capital. A decrease in accounts payable of $235,000 related to $400,000 payment on hold at the end of the prior year, also increased working capital.

Cash used in operating activities was $1.2 million for the year ended December 31, 2019. During 2019, we had a net loss of $1.1, including non-cash items of $300,000, and a decrease in cash from net working capital of $400,000. The net working capital cash decrease was primarily driven by an increase in the accounts receivable of $300,000 and increased prepaid expenses and other assets of $380,000 resulting from the timing of insurance premiums versus prior year.

Net cash provided by investing activities was $4.5 million for the year ended December 31, 2020. This increase in net cash was the result of the sale of the Company’s Malaysian facility for net proceeds of approximately $4.8 million after the payment of consent fees, real estate taxes, brokerage and legal fees, transfer and other expenses assets, the sale of our Malaysia subsidiary for net proceeds of $744,000, the receipt by the Company of $1.7 million from the sales of investments, offset by the use of $2.8 million to purchase U.S. Treasury securities and marketable securities.

Net cash used in investing activities was $570,000 for the year ended December 31, 2019, primarily due to the purchases of investments in U.S. Treasury securities and marketable securities of $1.6 million and the purchase of Rubicon DTP assets of $64,000. Partially offsetting these were the proceeds of the sale of the remaining idle equipment at our Malaysia manufacturing facility, the sale of other excess equipment located in the United States and a $200,000 payment received as partial reimbursement for a dispute related to the purchase of equipment in 2016 totaling $764,000 and the proceeds from the sales of investment securities in the period of $304,000.

Cash flows from financing activities

Net cash used in financing activities was $2.4 million for the year ended December 31, 2020, driven by purchases of our treasury stock of $2.4 million and cash used to settle net equity awards of $48,000.

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

We have determined that the functional currency of Rubicon Sapphire Technology (Malaysia) SDN BHD (“RST”), which was sold in December 2020, is the U.S. dollar. RST’s assets and liabilities are translated into U.S. dollars using the re-measurement method. Non-monetary assets are translated at historical exchange rates and monetary assets are translated at exchange rates existing at the respective balance sheet dates. Translation adjustments for RST are included in determining net income (loss) for the period. The results of operations are translated into U.S. dollars at the average exchange rates during the respective period. We record these gains and losses in other income (expense).

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

Inventory valuation

We value our inventory at the lower of cost or net realizable value. Net realizable value is determined based on an estimated selling price in the ordinary course of business less reasonably predictable costs of completion and disposal. Raw materials cost is determined using the first-in, first-out method, and work-in-process and finished goods costs are determined on a standard cost basis which includes materials, labor and overhead. We establish inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based on customer required specifications. We evaluate the ability to realize the value of our inventory based on a combination of factors, including forecasted sales, estimated current and future market value and changes in customers’ product specifications. For the year ended December 31, 2020, we consumed inventory that had previously been reflected as excess or obsolete and recorded a reduction in the inventory reserve of $44,000 and a reduction to cost of goods sold for the same amount. For the year ended December 31, 2019, we consumed inventory that had previously been reflected as excess or obsolete and recorded a reduction in the inventory reserve of $107,000 and a reduction to cost of goods sold for the same amount. In addition, in 2020 we sold inventory that was valued at the lower of cost or market resulting in a reduction in both the lower of cost or market inventory reserve and cost of goods sold of $21,000. In 2019 we sold inventory that was valued at the lower of cost or market resulting in a reduction in both the lower of cost or market inventory reserve and cost of goods sold of $35,000. The excess and obsolete inventory reserve at December 31, 2020 was $7.91 million compared to $8.25 million at December 31, 2019.

We did not record any additional write-downs of consumable inventories for the year ended December 31, 2020 and 2019.

We did not record any additional adjustments of raw materials for the year ended December 31, 2020 and 2019, as we sold some of such raw materials at a price exceeding its book value.

Our method of estimating excess and obsolete inventory has remained consistent for all periods presented. If our recognition of excess or obsolete inventory is, or if our estimates of our inventory’s potential utility become, less favorable than currently expected, additional inventory reserves may be required.

As of December 31, 2020 and 2019, the Company made the determination that raw material inventories were such that the likelihood of significant usage within the current year was doubtful and reclassified such raw material inventories as non-current in the reported financial statements.

We determine our normal operating capacity and record as an expense costs attributable to lower utilization of equipment and staff. For the year ended December 31, 2019 we determined that we were not operating at capacity and recorded costs associated with lower utilization of equipment and staff of $223,000. For the year ended December 31, 2020, we continued to reduce our costs attributable to lower utilization of equipment and staff due to consolidation of our operations in our Bensenville, Illinois, facility, and recorded $132,000 of such costs.

Investments

We invest our available cash primarily in U.S. Treasury securities, investment grade commercial paper, FDIC guaranteed certificates of deposit, common stock, equity-related securities and corporate notes. Investments classified as available-for-sale debt securities are carried at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Investments in equity securities are reported at fair value, with both realized and unrealized gains and losses recorded in other income (expense), in the Consolidated Statements of Operations. Investments in which we have the ability and intent, if necessary, to liquidate in order to support our current operations are classified as short-term.

We review our available-for-sale debt securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When we conclude that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Consolidated Statement of Operations. As of December 31, 2020, and 2019, no impairment was recorded.

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

In the year ended December 31, 2019, we completed the sale of certain excess equipment for $490,000 in total consideration. The equipment had a total net book value of $188,000 and we recorded a gain on disposal of $302,000.

In June 2020, the Company completed the sale of its Malaysian facility for a net sale price of approximately $4.8 million (based on the exchange rate on June 30, 2020 of $1=MYR4.27) after the payment of consent fees, real estate taxes, brokerage and legal fees, transfer and other expenses. The Company recorded a gain on the disposal of the Malaysian facility of approximately $1.8 million. In December 2020, the Company completed the sale of all of the outstanding shares of capital stock of its wholly owned subsidiary Rubicon Sapphire Technology (Malaysia) SDN BHD. The company recorded a gain on such stock sale of $261,000. We are continuing to pursue the sale of our vacant parcel of land in Batavia, Illinois. Although the timing on the sale of this real estate is difficult to predict, this property was classified as current assets held for sale at December 31, 2020 and 2019, as it is our intention to complete the sale of the Batavia, Illinois property within the next twelve-month period.

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

All option grants are granted at an exercise price per share equal to the closing market price of our common stock on the day before the date of grant. Therefore, there is no intrinsic value because the exercise price per share of each option was equal to the fair value of the common stock on the date of grant. Based on the fair value of the common stock on December 31, 2020, there was $52,000 of intrinsic value arising from 18,250 stock options exercisable or outstanding.

For more information on stock-based compensation, see Note 7 – Stock Incentive Plans to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Income tax valuation allowance

Evaluating the need for and amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all the positive and negative evidence available to determine whether all or some portion of the deferred tax assets will not be realized. A valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50%) that they will not be realized. In general, “realization” refers to the incremental benefit achieved through the reduction in future taxes payable or an increase in future taxes refundable from the deferred tax assets, assuming that the underlying deductible differences and carryforwards are the last items to enter into the determination of future taxable income. In determining our valuation allowance, we consider the source of taxable income including taxable income in prior carryback years, future reversals of existing temporary differences, the required use of tax planning strategies, and future taxable income exclusive of reversing temporary differences and carryforwards. We are in a cumulative loss position for the past three years which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. Under the accounting standards, verifiable evidence will have greater weight than subjective evidence such as our projections for future growth. Based on an evaluation in accordance with the accounting standards, as of December 31, 2020, a valuation allowance has been recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. Any U.S. and Malaysia tax benefit or tax expense recorded on the Consolidated Statement of Operations will be offset with a corresponding adjustment from the use of the NOL carryforward asset which currently has a full valuation allowance. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

Accounting for uncertainty in income taxes

We recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At December 31, 2020 and 2019, we had $1.1 million of unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on our financial statements as an offset to the valuation allowance related to tax positions taken in 2012. We recognize interest and/or penalties related to income tax matters in income tax expense. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2020 and 2019.

The Company is subject to taxation in the U.S., Malaysia and in a U.S. state jurisdiction. Due to the existence of NOL carryforwards, tax years ended December 31, 2001 through 2006, 2008, 2009 and 2012 through 2019 are open to examination by tax authorities for Federal purposes. Due to NOL carryforwards at the State level, tax years ended 2008, 2009 and 2012 through 2019 are open to examination by state tax authorities. Tax years 2013 through 2019 are open to examination by the Malaysia Inland Revenue Board.

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

Management’s Evaluation of Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (together, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the year covered by this report. Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our certifying officers concluded that these disclosure controls and procedures were effective as of December 31, 2020.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth in 2013 Internal Control—Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on management’s assessment using those criteria, as of December 31, 2020, management concluded that the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. The Company’s internal controls over financial reporting were not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Information required by Items 401, 405, 407(d)(4) and 407(d)(5) of Regulation S-K will be included under the captions “Proposal 1: Election of Directors,” “Executive Compensation – Executive Officers,” “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance – Committees of the Board of Directors and Meetings – Audit Committee” in our proxy statement for our 2021 Annual Meeting of Stockholders and is incorporated by reference herein. If such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed not later than the end of such 120-day period.

We have adopted a Code of Ethics that applies to all of our employees, officers and directors. If you would like a copy our Code of Ethics, write to Investor Relations, Rubicon Technology, Inc., 900 East Green Street, Bensenville, Illinois 60106, and a copy of the Code of Ethics will be provided to you, free of charge.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K will be included under the captions “Executive Compensation” and “Director Compensation” in our proxy statement for our 2021 Annual Meeting of Stockholders and is incorporated by reference herein. If such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed not later than the end of such 120-day period.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table represents securities authorized for issuance under, the Rubicon Technology Inc. 2007 Stock Incentive Plan, as amended and restated, and the Rubicon Technology Inc. 2016 Stock Incentive Plan as of December 31, 2020.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under the equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	65,103	$6.71	296,105

(1)	The Rubicon Technology Inc. 2007 Stock Incentive Plan was approved by stockholders before our initial public offering. The Rubicon Technology Inc. 2016 Stock Incentive Plan was approved by stockholders in June 2016.

The information required by Item 403 of Regulation S-K will be included under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our proxy statement for our 2021 Annual Meeting of Stockholders and is incorporated by reference herein. If such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed not later than the end of such 120-day period.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K will be included under the caption “Certain Relationships and Related Party Transactions” in our proxy statement for our 2021 Annual Meeting of Stockholders and is incorporated by reference herein. The information required by Item 407(a) of Regulation S-K will be included under the caption “Corporate Governance - Director Independence” in our proxy statement for our 2021 Annual Meeting of Stockholders and is incorporated by reference herein. If such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed not later than the end of such 120-day period.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in our proxy statement for our 2021 Annual Meeting of Stockholders and is incorporated by reference herein. If such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed not later than the end of such 120-day period.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 22, 2021.

Rubicon Technology, Inc.

By	/s/ Timothy E. Brog
Timothy E. Brog President and Chief Executive Officer

KNOWN BY ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy E. Brog and Kevin T. Lusardi, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 22, 2021.

Signature	Title

/s/ Timothy E. Brog	Director, President and Chief Executive Officer
Timothy E. Brog	(Principal Executive Officer)

/s/ Kevin T. Lusardi	Chief Financial Officer
Kevin T. Lusardi	(Principal Financial and Accounting Officer)

/s/ Michael E. Mikolajczyk	Chairman of the Board of Directors
Michael E. Mikolajczyk

/s/ Susan Westphal	Director
Susan Westphal

/s/ Jefferson Gramm	Director
Jefferson Gramm

EXHIBIT INDEX

The Exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description	Incorporation by Reference

3.1	Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to the registrant’s Registration Statement on Form S-1/A, filed on November 1, 2007 (File No. 333-145880)

3.2	Amendment No. 1 to Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 29, 2011 (File No. 1-33834)

3.3	Amendment No. 2 to Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed on May 4, 2017 (File No. 1-33834)

3.4	Second Amended and Restated Bylaws of Rubicon Technology, Inc.	Filed as Exhibit 3.3 to the registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2016 (File No. 1-33834)

3.5	Certificate of Designations of Series A Junior Participating Preferred Stock of Rubicon Technology, Inc. filed with the Secretary of State of Delaware on December 18, 2017.	Filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed on December 18, 2017 (File No. 1-33834)

3.6	Amendment No. 3 to Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed on May 15, 2018 (File No. 1-33834)

4.1	Specimen Common Stock Certificate	Filed as Exhibit 4.1 to the registrant’s Registration Statement on Form S-1/A, filed on November 13, 2007 (File No. 333-145880)

4.2	Rights Agreement dated as of December 18, 2017, between Rubicon Technology, Inc. and American Stock Transfer & Trust Company, LLC, which includes the Form of Certificate of Designations of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.	Filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K, filed on December 18, 2017 (File No. 1-33834)

4.3	Amendment No. 1 to the Rights Agreement, dated as of December 18, 2020, between Rubicon Technology, Inc. and American Stock Transfer & Trust Company, LLC	Filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K, filed on December 18, 2020 (File No. 1-33834)

10.1*	Rubicon Technology, Inc. 2007 Stock Incentive Plan, as amended and restated, effective March 23, 2011	Filed as Exhibit 10.2 to the registrant’s Annual Report on Form 10-K, filed on March 13, 2014 (File No. 1-33834)

10.2*	Rubicon Technology, Inc. 2016 Stock Incentive Plan	Filed as Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A, filed on May 18, 2016 (File No. 1-33834)

10.3(a)*	Form of Notice of Stock Option Grant and Stock Option Agreement pursuant to Rubicon Technology, Inc. 2016 Stock Incentive Plan	Filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2016 (File No. 1-33834)

10.3(b)*	Form of Non-Employee Director Restricted Stock Agreement pursuant to Rubicon Technology, Inc. 2016 Stock Incentive Plan	Filed as Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2016 (File No. 1-33834)

10.3(c)*	Form of Restricted Stock Unit Agreement pursuant to Rubicon Technology, Inc. 2016 Stock Incentive Plan (with time-based vesting)	Filed as Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2016 (File No. 1-33834)

10.4*	Form of Indemnification Agreement for Directors and Executive Officers	Filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, filed on May 8, 2015 (File No. 1-33834)

10.5*	Executive Employment Agreement by and between Rubicon Technology, Inc. and Timothy E. Brog, dated as of March 1, 2017	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on March 16, 2017 (File No. 1-33834)

10.6*	Amended and Restated Executive Employment Agreement by and between Rubicon Technology, Inc. and Timothy E. Brog, dated as of May 12, 2017	Filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q, filed on May 12, 2017 (File No. 1-33834)

10.7	Stockholder’s Agreement dated as of November 16, 2017, by and among Rubicon Technology, Inc. and Bandera Partners LLC, Bandera Master Fund L.P., Gregory Bylinsky and Jefferson Gramm	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on November 16, 2017 (File No. 1-33834)

10.8	Asset Purchase Agreement, dated as of May 17, 2019, by and among Wellfount, Corporation, Rubicon DTP LLC and Rubicon Technology, Inc.	Filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, filed on August 14, 2019 (File No. 1-33834)

10.9	Sale and Purchase Agreement, dated as of December 19, 2019, by and among Rubicon Sapphire Technology (Malaysia) SDN. BHD., Rubicon Technology, Inc. and Computime (Malaysia) SDN. BHD	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on December 19, 2019 (File No. 1-33834)

10.10	Share Sale Agreement, dated December 9, 2020 between Rubicon Technology, Inc. and Kang Lan Hiang	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 9, 2020 (File No. 1-33834)

10.11*	Executive Employment Agreement by and between Rubicon Technology, Inc. and Kevin T. Lusardi, dated as of March 17, 2021	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on March 22, 2021 (File No. 1-33834)

21.1**	Subsidiaries of the Company

23.1**	Consent of Independent Registered Public Accounting Firm

24.1**	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement of the Company.

**	Submitted electronically with this Annual Report on Form 10-K.

Rubicon Technology, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Rubicon Technology, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rubicon Technology, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

The Company establishes inventory reserves when conditions exist to suggest inventory may be in excess of anticipated demand or is obsolete based on customer specifications. The Company’s management evaluates the ability to realize the net carrying value of its inventory based on a combination of factors, including forecasted sales, estimated current market value and changes in customers’ product specifications. Additionally, the Company reduces the carrying values of its inventories for differences between the cost and the estimated net realizable value, which is determined based on an estimated selling price less estimated costs of completion and disposal. Based on the likelihood of expected usage within the next operating cycle, generally 12 months, management makes a determination on the appropriate presentation of inventory as a current or non-current asset in the financial statements.

We identified the valuation and presentation of inventory as a critical audit matter. Auditing management judgment regarding forecasted sales, estimated current market value and anticipated customer product specifications, involved a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter included obtaining an understanding of management’s process and testing the estimated inventory write-downs and expected consumption within one year from December 31, 2020 for presentation purposes. We evaluated the reasonableness of management’s forecasted consumption by comparing these forecasts to historical sales and inventory consumption, open orders, and performed a retrospective review of management’s estimates from the prior period.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2017.

Chicago, Illinois

March 22, 2021

Rubicon Technology, Inc.

Consolidated Balance Sheets

	As of December 31,
	2020	2019
	(in thousands, other than share data)
Assets
Cash and cash equivalents	$11,130	$8,709
Restricted cash	—	171
Short-term investments	14,748	15,458
Accounts receivable, net	386	1,053
Inventories	1,073	1,710
Other inventory supplies	140	140
Prepaid expenses and other current assets	284	488
Assets held for sale	529	3,957
Total current assets	28,290	31,686
Inventories, non-current	468	468
Property and equipment, net	2,482	2,647
Total assets	$31,240	$34,801
Liabilities and stockholders’ equity
Accounts payable	$497	$733
Accrued payroll	211	53
Accrued and other current liabilities	201	344
Corporate income and franchise taxes	307	296
Accrued real estate taxes	71	114
Advance payments	18	16
Total current liabilities	1,305	1,556
Commitments and contingencies (see Note 10)
Stockholders’ equity
Preferred stock, $0.001 par value, 1,000,000 undesignated shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value 8,200,000 shares authorized; 2,971,283 and 2,955,253 shares issued; 2,422,255 and 2,702,171 shares outstanding	29	29
Additional paid-in capital	376,456	376,306
Treasury stock, at cost, 549,028 and 253,082 shares	(15,147)	(12,749)
Accumulated other comprehensive loss	—	(1)
Accumulated deficit	(331,403)	(330,340)
Total stockholders’ equity	29,935	33,245
Total liabilities and stockholders’ equity	$31,240	$34,801

The accompanying notes are an integral part of these consolidated financial statements.

Rubicon Technology, Inc.

Consolidated Statements of Operations

	Year ended December 31,
	2020	2019
	(in thousands, other than share data)

Revenue	$4,467	$3,526
Cost of goods sold	3,226	2,444
Gross profit (loss)	1,241	1,082
Operating expenses:
General and administrative	2,470	2,548
Sales and marketing	325	361
(Gain) loss on sale or disposal of assets and subsidiary	(2,084)	(577)
Income (loss) from operations	530	(1,250)
Other (expense) income:
Interest income	108	460
Realized gain (loss) on marketable securities	(1,824)	(165)
Unrealized gain (loss) on marketable securities	—	(171)
Realized gain (loss) on foreign currency translation	136	1
Total other (expense) income	(1,580)	125
Income (loss) before income taxes	(1,050)	(1,125)
Income tax expense	(13)	(22)
Net income (loss)	$(1,063)	$(1,147)
Net income (loss) per common share
Basic	$(0.43)	$(0.42)
Diluted	$(0.43)	$(0.42)
Weighted average common shares outstanding used in computing net income (loss) per common share
Basic	2,499,690	2,707,811
Diluted	2,499,690	2,707,811

The accompanying notes are an integral part of these consolidated financial statements.

F-4

Rubicon Technology, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Year ended December 31,
	2020	2019
	(in thousands)

Net income (loss)	$(1,063)	$(1,147)
Other comprehensive income:
Unrealized gain (loss) on investments, net of taxes	1	—
Unrealized gain (loss) on currency translation	—	1
Other comprehensive income (loss)	1	1
Comprehensive income (loss)	$(1,062)	$(1,146)

The accompanying notes are an integral part of these consolidated financial statements.

Rubicon Technology, Inc.

Consolidated Statements of Stockholders’ Equity

	Common stock		Treasury stock			Stockholders’ equity
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accum other comp inc.	Accum deficit	Total stockholders’ equity
	(in thousands other than share data)
Balance at January 1, 2019	2,919,542	$29	(185,941)	$(12,213)	$375,979	$(2)	$(329,193)	$34,600

Stock-based compensation	—	—	—	—	508	—	—	508
Restricted stock issued	2,538	—	—	—	15	—	—	15
Common stock issued, net of shares withheld for employee taxes	33,173	—	—	—	(196)	—	—	(196)
Purchase of treasury stock, at cost	—	—	(67,141)	(536)	—	—	—	(536)
Unrealized gain on investments, net of tax	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(1,147)	(1,147)

Balance at December 31, 2019	2,955,253	$29	(253,082)	$(12,749)	$376,306	$(1)	$(330,340)	$33,245
Stock-based compensation	—	—	—	—	168	—	—	168
Restricted stock issued	3,597	—	—	—	30	—	—	30
Common stock issued, net of shares withheld for employee taxes	12,433	—	—	—	(48)	—	—	(48)
Purchase of treasury stock, at cost	—	—	(295,946)	(2,398)	—	—	—	(2,398)

Unrealized gain on investments net of taxes	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(1,063)	(1,063)

Balance at December 31, 2020	2,971,283	$29	(549,028)	$(15,147)	$376,456	$—	$(331,403)	$29,935

The accompanying notes are an integral part of these consolidated financial statements.

Rubicon Technology, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2020	2019
	(in thousands)

Cash flows from operating activities
Net income (loss)	$(1,063)	$(1,147)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	167	169
Net (gain) loss on sale or disposal of assets and subsidiary	(2,084)	(577)
Unrealized (gain) loss on equity investments	—	171
Realized (gain) loss on equity investments	1,824	—
Stock-based compensation	198	523
Changes in operating assets and liabilities:
Accounts receivable	666	(320)
Inventories	637	(48)
Other inventory supplies	—	42
Prepaid expenses and other assets	204	(380)
Accounts payable	(236)	332
Accrued payroll	158	25
Corporate income and franchise taxes	9	(7)
Accrued real estate taxes	(42)	11
Advance payments	2	(22)
Accrued and other current liabilities	(143)	(2)
Net provided by (cash used) in operating activities	297	(1,230)
Cash flows from investing activities
Purchases of assets	(2)	(64)
Proceeds from sale or disposal of assets	4,909	765
Proceeds from sale or disposal of subsidiary	744	—
Purchase of investments	(2,782)	(1,575)
Proceeds from sale of investments	1,667	304
Net cash provided by (used in) provided by investing activities	4,536	(570)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(48)	(194)
Purchases of treasury stock	(2,399)	(536)
Net cash used in financing activities	(2,447)	(730)
Net effect of currency translation	(136)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	2,250	(2,530)
Cash, cash equivalents and restricted cash, beginning of year	8,880	11,410
Cash, cash equivalents and restricted cash, end of year	$11,130	$8,880
Supplemental disclosure of cash flow - none

The accompanying notes are an integral part of these consolidated financial statements.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

Rubicon Technology, Inc., a Delaware corporation (the “Company”), consists of two operating subsidiaries, Rubicon Technology Worldwide LLC (“RTW”) and Rubicon DTP LLC (“Direct Dose” or “DDRX”).

RTW is a vertically integrated, advanced materials provider specializing in monocrystalline sapphire for applications in optical and industrial systems. RTW sells its products on a global basis to customers in North America, Europe and Asia. RTW maintains its operating facility in the Chicago metropolitan area.

Direct Dose is a start-up pharmacy primarily delivering medications and vitamins to patients being discharged from skilled nursing facilities. Direct Dose maintains its operating facility in the Indianapolis metropolitan area.

Principles of consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries, Rubicon Technology Worldwide LLC, Rubicon DTP LLC, Rubicon Technology BP LLC, Rubicon Sapphire Technology (Malaysia) SDN BHD and Rubicon Technology Hong Kong Limited. In December 2020, the Company sold all of the outstanding shares of capital stock of its wholly owned subsidiary Rubicon Sapphire Technology (Malaysia) SDN BHD. All intercompany transactions and balances have been eliminated in consolidation.

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

Restricted cash

A summary of the Company’s restricted cash at December 31, 2020 and 2019, is as follows:

	As of December 31,
	2020	2019
	(in thousands)
Fixed deposits	—	171
	$—	$171

Foreign currency translation and transactions

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

Investments

We invest our available cash primarily in U.S. Treasury securities, investment grade commercial paper, FDIC guaranteed certificates of deposit, common stock, equity-related securities and corporate notes. Investments classified as available-for-sale debt securities are carried at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Investments in equity securities are reported at fair value, with both realized and unrealized gains and losses recorded in other income (expenses), in the Consolidated Statements of Operations. Investments in which the Company has the ability and intent, if necessary, to liquidate in order to support the current operations are classified as short-term.

The Company reviews its available-for-sale debt securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. The Company considers various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, its ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When the Company concludes that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Consolidated Statements of Operations. As of December 31, 2020, and 2019, no impairment was recorded.

Purchases of Equity Securities by the Issuer

In November 2018, the Company’s Board of Directors authorized a program to repurchase up to $3 million of its common stock. In July 2020, the Company used all of the original authorized $3 million.

On December 14, 2020, Rubicon’s Board of Directors authorized an additional $3 million for the repurchase of the Company’s common stock. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The stock repurchases may be made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions or pursuant to a Rule 10b5-1 plan. The program may be terminated, suspended or modified at any time. There can be no assurance as to the number of shares of common stock repurchased. The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.

Share repurchase activity during the year ended December 31, 2020, was as follows:

Periods	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (in thousands)
January 1, 2020, to December 31, 2020	295,946	$8.10	295,546	$3,000

Total	295,946			$3,000

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

The following table shows the activity of the allowance for doubtful accounts:

	Year ended December 31,
	2020	2019
	(in thousands)
Beginning balance	$40	$7
Charges to costs and expenses	(20)	33
Account write-offs, less recoveries	(17)	—

Ending balance	$3	$40

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

The Company establishes inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based on customer specifications. The Company evaluates the ability to realize the value of its inventory based on a combination of factors, including forecasted sales, estimated current and future market value and changes in customers’ product specifications. The Company’s method of estimating excess and obsolete inventory has remained consistent for all periods presented. The Company also carries a lower of cost or market inventory reserve based on net realizable value using most recent sales prices to determine market value. As of December 31, 2020 and 2019, the balance of the lower of cost or market reserve was $51,000 and $72,000, respectively, representing a decrease of $21,000 resulting from sales of related reserved for inventory. In addition, in 2020 we sold inventory that was valued at the lower of cost or market resulting in a reduction in both the lower of cost or market inventory reserve and cost of goods sold of $21,000. In 2019 we sold inventory that was valued at the lower of cost or market resulting in a reduction in both the lower of cost or market inventory reserve and cost of goods sold of $35,000.

In 2019 and 2020, the Company used some of its previously written down two-inch diameter core material in production of optical and industrial sapphire wafers and did not record any additional adjustments for the years ended December 31, 2019 and December 31, 2020.

The Company evaluates the amount of raw material needed for future production based on expected crystal growth production needed to meet anticipated sales. The Company did not record any write-downs of its raw materials inventory for the years ended December 31, 2019 and December 31, 2020.

Inventories are composed of the following:

	As of December 31,
	2020	2019
	(in thousands)
Raw materials	$468	$468
Work-in-process	614	901
Finished goods	459	809
	$1,541	$2,178

As of December 31, 2020 and 2019, the Company made the determination that raw material inventories were such that the likelihood of significant usage within the current year was doubtful and reclassified such raw material inventories as non-current in the reported financial statements.

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

The Company entered into an agreement for the sale of its Malaysian facility in December 2019, which was completed in June 2020.

In June 2020, the Company completed the sale of its Malaysian facility for a net sale price of approximately $4.8 million (based on the exchange rate on June 30, 2020 of $1=MYR4.27) after the payment of consent fees, real estate taxes, brokerage and legal fees, transfer and other expenses. The Company recorded a gain on the disposal of the Malaysian facility of approximately $1.8 million.

In December, 2020, the Company completed the sale of all of the outstanding shares of capital stock (the “Capital Shares”) of its wholly owned subsidiary Rubicon Sapphire Technology (Malaysia) SDN. BHD. The company recorded a gain on the sale of $261,000. The Company is continuing to pursue the sale of our vacant parcel of land in Batavia, Illinois. Although the timing on the sale or lease of this real estate is difficult to predict, this property was classified as current assets held for sale at December 31, 2020 and 2019, as it is the Company’s intention to complete the sale of the Batavia Illinois property within the next twelve-month period.

Property and equipment

Property and equipment consisted of the following:

	As of December 31,
	2020	2019
	(in thousands)
Machinery, equipment and tooling	$3,343	$3,341
Buildings	1,711	1,711
Information systems	835	835
Land and land improvements	594	594
Furniture and fixtures	8	8
Total cost	6,491	6,489
Accumulated depreciation and amortization	(4,009)	(3,842)
Property and equipment, net	$2,482	$2,647

Property and equipment are carried at cost and depreciated over their estimated useful lives using the straight-line method. The cost of maintenance and repairs is charged to expense as incurred. Significant renewals and improvements are capitalized. Depreciation expense associated with property and equipment was $167,000 and $169,000 for the years ended December 31, 2020 and 2019, respectively.

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

The following table presents changes in the Company’s product warranty liability:

	Year ended December 31,
	2020	2019
	(in thousands)
Balance, beginning of period	$4	$8
Charged to cost of sales	18	31
Actual product warranty expenditures	(20)	(35)
Balance, end of period	$2	$4

The Company does not provide maintenance or other services and it does not have sales that involve bill & hold arrangements, multiple elements or deliverables. However, the Company does provide product warranty for up to 90 days, for which the Company has accrued a warranty reserve of $2,000 and $4,000 for the years ended December 31, 2020 and 2019, respectively.

Fair value of financial instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable. The carrying values of these assets and liabilities approximate their fair values due to the short-term nature of these instruments at December 31, 2020 and 2019.

Concentration of credit risks and other risks and uncertainties

Financial instruments that could potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, short-term investments and accounts receivable. At December 31, 2020 the Company had no deposits at foreign financial institutions and $1.6 million on deposit at foreign financial institutions at December 31, 2019. As of December 31, 2020, the Company had $8 million on deposit at financial institutions in excess of amounts insured by the FDIC. This compares to a $5.7 million as of December 31, 2019. The Company performs a periodic evaluation of these institutions for relative credit standing. The Company has not experienced any losses in such accounts and management believes it is not exposed to any significant risk of loss on these balances.

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

All of the Company’s revenue is denominated in U.S. dollars.

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

Accounting for uncertainty in income taxes

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2020 and 2019.

The Company is subject to taxation in the U.S., Malaysia and in a U.S. state jurisdiction. Due to the existence of NOL carryforwards, tax years ended December 31, 2001 through 2006, 2008, 2009 and 2012 through 2019 are open to examination by tax authorities for Federal purposes. Due to NOL carryforwards at the State level, tax years ended 2008, 2009 and 2012 through 2019 are open to examination by state tax authorities. Tax years 2013 through 2019 are open to examination by the Malaysia Inland Revenue Board.

Income taxes

Deferred tax assets and liabilities are provided for temporary differences between financial reporting and income tax bases of assets and liabilities, and are measured using the enacted tax rates and laws expected to be in effect when the differences will reverse. Deferred income taxes also arise from the future benefits of NOL carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Full valuation allowances on net deferred tax assets are maintained until an appropriate level of profitability that generates taxable income is deemed sustainable or until a tax strategy is developed that would enable the Company to conclude that it is more likely than not that a portion of the deferred tax assets will be realizable. Based on an evaluation in accordance with the accounting standards, as of December 31, 2020 and 2019, a valuation allowance has been recorded against the net U.S. and Malaysia deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence.

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

Diluted net income per share was the same as basic net income per share for the year ended December 31, 2020, because the effects of potentially dilutive securities did not have a material impact on the calculation of diluted net income per share. The Company had outstanding options exercisable into 18,250 shares of the Company’s common stock that would have had an anti-dilutive effect at December 31, 2020.

Diluted net loss per common share was the same as basic net loss per common share for the year ended December 31, 2020, because the effects of potentially dilutive securities were anti-dilutive.

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

Revenue is attributed by geographic region based on ship-to location of the Company’s customers. The following table summarizes revenue by geographic region:

	Year ended December 31,
	2020	2019
	(in thousands)

North America	$4,039	$3,324
Asia	406	185
Other	22	17

Total revenue	$4,467	$3,526

The following table summarizes sales by product type:

	Year ended December 31,
	2020	2019
	(in thousands)

Optical	$3,611	$3,338
Core	6	9
Rubicon DTP	850	179

Total revenue	$4,467	$3,526

The following table summarizes assets by geographic region:

	As of December 31,
	2020	2019
	(in thousands)

United States	$31,240	$29,703
Malaysia	—	5,094
Other	—	4
Total assets	$31,240	$34,801

 The total assets of Rubicon DTP were not material to the total assets of the Company as stated on the consolidated balance sheets, as of December 31, 2020 and 2019.

Rubicon DTP accounted for approximately $340,000 and $447,000 of the Company’s loss for the year ended December 31, 2020 and 2019, respectively.

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

The following table presents the amortized cost, and gross unrealized gains and losses on all securities at December 31, 2020:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Short-term investments:
U.S. Treasury securities	$14,748	$—	$—	$14,748
Marketable securities	—	—	—	—
Total short-term investments	$14,748	$—	$—	$14,748

The following table presents the amortized cost, and gross unrealized gains and losses on all securities at December 31, 2019:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Short-term investments:
U.S. Treasury securities	$14,668	$—	$—	$14,668
Marketable securities	961		(171)	790
Total short-term investments	$15,629	$—	$(171)	$15,458

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash equivalents:
Money market funds	$3,136	$—	$—	$3,136
Investments:
Available-for-sales securities—current:
U.S. Treasury securities	—	14,748	—	14,748

Total	$3,136	$14,748	$—	$17,884

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash equivalents:
Money market funds	$3,759	$—	$—	$3,759
Investments:
Available-for-sales securities—current:
U.S. Treasury securities	—	14,668	—	14,668
	790			790
Total	$4,549	$14,668	$—	$19,217

There are no terms or conditions restricting the Company from redeeming any of its investments.

In addition to the debt securities noted above, the Company had approximately $8.0 million and $4.9 million of time deposits included in cash and cash equivalents as of December 31, 2020 and 2019, respectively.

4. SIGNIFICANT CUSTOMERS

For the year ended December 31, 2020, the Company had four customers that accounted for approximately 21%, 13%, 11% and 10% of its revenue. For the year ended December 31, 2019, the Company had three customers that accounted for approximately 31%, 15% and 12% of its revenue.

Customers individually representing more than 10% of trade receivables accounted for approximately 44% and 77% of accounts receivable as of December 31, 2020 and 2019, respectively.

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

The Company entered into an agreement for the sale of its Malaysian facility in December 2019, which was completed in June 2020.

In June 2020, the Company completed the sale of its Malaysian facility for a net sale price of approximately $4.8 million (based on the exchange rate on June 30, 2020 of $1=MYR4.27) after the payment of consent fees, real estate taxes, brokerage and legal fees, transfer and other expenses. The Company recorded a gain on the disposal of the Malaysian facility of approximately $1.8 million.

In December, 2020, the Company completed the sale of all of the outstanding shares of capital stock (the “Capital Shares”) of its wholly owned subsidiary Rubicon Sapphire Technology (Malaysia) SDN. BHD. The company recorded a gain on the sale of $261,000. The Company is continuing to pursue the sale of our vacant parcel of land in Batavia, Illinois. Although the timing on the sale or lease of this real estate is difficult to predict, this property was classified as current assets held for sale at December 31, 2020 and 2019, as it is the Company’s intention to complete the sale of the Batavia Illinois property within the next twelve-month period.

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

Common shares reserved

As of December 31, 2020, the Company had reserved 65,103 shares of common stock for issuance upon the exercise of outstanding common stock options and vesting of RSUs. Also 301,105 shares of the Company’s common stock were reserved for future grants of stock options and RSUs (or other similar equity instruments) under the Rubicon Technology, Inc. 2016 Stock Incentive Plan (the “2016 Plan”) as of December 31, 2020.

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

At any time until the earlier of December 18, 2023, and ten calendar days following the first date of public announcement that a person has become an Acquiring Person or that discloses information which reveals the existence of an Acquiring Person or such earlier date as a majority of the Board becomes aware of the existence of an Acquiring Person, the Board may redeem the Rights in whole, but not in part, at a price of $0.001 per Right (the “Redemption Price”). The redemption of the Rights may be made effective at such time, on such basis and with such conditions as the Board in its sole discretion may establish. Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

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

The Rights and the Rights Agreement will expire on the earliest of (i) December 18, 2023, (ii) the time at which the Rights are redeemed pursuant to the Rights Agreement, (iii) the time at which the Rights are exchanged in full pursuant to the Rights Agreement, (iv) the date that the Board determines that the Rights Agreement is no longer necessary for the preservation of material valuable Tax Benefits, (v) the beginning of a taxable year of the Company to which the Board determines that no NOL tax benefits may be carried forward, and (vi) a determination by the Board, prior to the time any Person becomes an Acquiring Person, that the Rights Agreement and the Rights are no longer in the best interests of the Company and its stockholders.

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

The following table summarizes the activity of the stock incentive and equity plans:

	Shares available for grant	Number of options outstanding	Weighted- average option exercise price	Number of restricted stock shares issued	Number of RSUs outstanding
Outstanding at January 1, 2019	295,067	69,083	12.10	99,570	50,176
Granted	(60,925)	1,000	—	—	9,925
Exercised/issued	—	(5,000)	—	—	(6,098)
Canceled/forfeited	42,244	(42,244)	11.35	—	—
Outstanding at December 31, 2019	276,386	22,839	13.48	99,570	54,003
Granted	(20,877)	—	—	—	3,597
Exercised/issued	—	(2,250)	—	—	(3,597)
Canceled/forfeited	40,596	(489)	202.56	—	(9,000)
Outstanding at December 31, 2020	296,105	20,100	$9.71	99,570	45,003

There were no option grants made during 2020.

At December 31, 2020, the exercise prices of outstanding options were as follows:

Exercise price	Number of options outstanding	Average remaining contractual life (years)	Number of options exercisable
$6.10 - $8.34	18,250	5.75	18,250
$44.10	1,850	3.94	1,850

	20,100	4.73	20,100

The aggregate grant date fair value of the options that became vested in the years ended 2020 and 2019 was $30,000 and $77,000, respectively.

The following table summarizes the activity of non-vested options:

	Non- vested options	Weighted- average option exercise price
Non-vested at January 1, 2019	21,992	$6.86
Granted	1,000	8.34
Vested	(10,878)	7.07
Cancelled	(7,248)	7.25
Non-vested at December 31, 2019	4,866	6.10
Granted	—	—
Vested	(4,866)	6.10
Cancelled	—	—
Non-vested at December 31, 2020	—	$—

The Company’s aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock. Based on the fair value of the common stock at December 31, 2020 there was $52,000 of intrinsic value arising from 18,250 stock options exercisable or outstanding.

The Company used historical stock prices as the basis for its volatility assumptions. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The expected term for the year ended December 31, 2020, is based upon the Company’s median average life of its options. The forfeiture rate is based on the past history of forfeited options. The expense is being allocated using the straight-line method. For the years ended December 31, 2020 and 2019, the Company recorded $14,000 and $24,000, respectively, of stock option compensation expense. As of December 31, 2020, all outstanding options awarded have been fully vested.

For the year ended December 31, 2020, there were no options granted.

The following table summarizes the award vesting terms for the RSUs granted in 2019:

Number of RSUs	Target price
925	$7.95

The following table summarizes the award vesting terms for the RSUs granted in 2018:

Number of restricted stock units	Target price
902	$11.00
15,000	$12.50
15,000	$14.00

The RSUs vest in the amounts set forth below on the first date the 15-trading day average closing price of the Company’s common stock equals or exceeds the corresponding target price for the common stock before May 12, 2021. At the time the negotiation of the terms of the employment agreement began, the closing price of the common stock was $5.50. On the date of grant, the closing price of the common stock was $6.30. During the twelve months ended December 31, 2017, the first three tranches of the grant vested. No additional tranches vested during the years ended December 31, 2020, 2019 and 2018.

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

The daily expected stock price volatility is based on a four-year historical volatility of the Company’s common stock. The daily expected dividend yield is based on annual expected dividend payments. The average daily risk-free interest rate is based on the three-year treasury yield as of the grant date. Each of the tranches is calculated to have its own fair value and requisite service period. The fair value of each tranche is amortized over the requisite or derived service period which is up to four years. The RSUs granted in January 2018 and March 2017 had a grant date fair value of $209,000 and $323,000, respectively. There were no grants with market price targets issued in the years ended December 31, 2020 and 2019.

A summary of the Company’s RSUs is as follows:

	RSUs outstanding	Weighted-average price at time of grant	Aggregate intrinsic value
Non-vested RSUs as of January 1, 2019	50,176	$6.31
Granted	9,925	8.32
Vested	(6,098)	7.40
Cancelled	—	—
Non-vested RSUs as of December 31, 2019	54,003	6.56
Granted	3,597	8.34
Vested	(3,597)	8.34
Cancelled	(9,000)	8.36
Non-vested RSUs at December 31, 2020	45,003	$6.20	$278,961

The fair value of each RSU is the market price on the date of grant and is being recorded as compensation expense ratably over the vesting terms or the expected achievement of market price targets based on the Monte Carlo simulation model. For the years ended December 31, 2020 and 2019, the Company recorded $38,000 and $7,000 of RSU expense, respectively. The RSUs are forfeited by a participant upon termination for any reason, and there is no proportionate or partial vesting in the periods between the vesting dates. As of December 31, 2020, there was no unrecognized compensation cost related to the non-vested RSUs.

For the year ended December 31, 2020 the Company recorded no compensation related to restricted stock compared to $14,000 in the prior year.

 During the year ended December 31, 2020 the Company awarded approximately 17,000 shares to an officer of the Company with a fair value of $146,000.

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

Components of income before income taxes and the income tax provision are as follows:

Income (loss) before income taxes

	Year ended December 31,
	2020	2019
	(in thousands)

U.S.	$(3,060)	$(1,142)
Foreign	2,018	17

Total	$(1,050)	$(1,125)

Income taxes

	Year ended December 31,
	2020	2019
	(in thousands)

Current
U.S.	$—	$—
State	—	—
Foreign	13	22
Total current income tax expense	13	22
Deferred
U.S.	—	—
State	—	—
Foreign	—	—
Total deferred income tax expense (benefit)	—	—
Total income tax expense (benefit)	$13	$22

The reconciliation of income tax computed at the federal statutory rate to income before taxes is as follows:

	Year ended December 31,
	2020	2019
U.S. federal statutory rate	(21.0)%	(21.0)%
State taxes net of federal benefit	(18.2)	(7.6)
Foreign rate differential and transactional tax	5.9	0.1
Tax credits	—	—
Valuation allowance	33.3	28.5
Other	1	2.0

	1.0%	2.0%

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s net deferred income taxes are as follows at December 31:

	2020	2019
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$1	$11
Inventory reserves	3,096	3,185
Consumables excess reserve	167	169
Accrued liabilities	81	52
Warrant interest expense	195	196
Stock compensation expense	789	789
State net operating loss	14,476	15,010
Net operating loss carryforward	41,105	40,437
Tax credits	710	740
Depreciation	1,000	1,329
Valuation allowance	(61,556)	(61,869)
Total deferred tax assets	64	49
Deferred tax liability:
Prepaid expenses	(64)	(49)
Net deferred tax liability	$—	$—

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

At December 31, 2020, we had separate Federal, Illinois and Indiana NOL carryforwards of $191.3 million, $196.0 million and $322,000, respectively. The Federal and Illinois NOLs began to expire in 2021 and the Indiana NOL will begin to expire in 2039. With the adoption of ASU 2016-09 in 2017, we recorded a deferred tax asset related to $26.4 million of unrecorded Federal and State NOLs attributable to stock option exercises. NOLs attributable to the stock option exercise were fully offset by the valuation allowance (as described above). We have recorded an uncertain tax position of $2.6 million that further reduces the net operating loss deferred tax assets reported in the financial statements. In addition, at December 31, 2020, we had Federal and Illinois research and development credits and Illinois investment tax credit of $662,000, $51,000 and $370, respectively. The Illinois credits expire in 2021.

The Company completed an analysis of the utilization of NOLs subject to limits based upon certain ownership changes as of December 31, 2020. The results of this analysis indicated no ownership change limiting the utilization of net operating losses and tax credits.

The Company prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. At December 31, 2020 and 2019, the Company had $1.1 million of unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on the Company’s financial statements as an offset to the valuation allowance related to tax positions taken in 2012. It is not reasonably possible that the amount will change in the next twelve months. There were no material changes to prior year or current year positions taken during the year ended December 31, 2020.

There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2020 and 2019.

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

The Company’s federal tax returns for the periods ended December 31, 2010, 2008 and 2007 have been audited by the Internal Revenue Service (IRS) with no changes made to the Company’s taxable losses for those years. The Company’s state tax returns for the periods ended December 31, 2009 through 2012 have been audited by the Illinois Department of Revenue with no changes made to the Company’s taxable losses for those years. Due to the existence of NOL carryforwards, tax years ended December 31, 2001 through 2006, 2008, 2009 and 2011 through 2019 are open to examination by tax authorities for Federal purposes. Due to NOL carryforwards at the State level, tax years ended 2008, 2009 and 2012 through 2019 are open to examination by state tax authorities. Tax years 2013 through 2019 are open to examination by the Malaysia Inland Revenue Board.

Due to the closing of the Rubicon Malaysia operations, the Company no longer considers the undistributed earnings of Rubicon Malaysia to be indefinitely reinvested. Upon liquidation of Rubicon Malaysia, it is anticipated any cash left after the liquidation will be brought back to the U.S. via a payment of principal towards the intercompany loan. A withholding tax may be payable to the Malaysian government on the interest portion of the loan. At December 31, 2020 and 2019, the Company accrued the withholding tax on the interest balance of the loan in the amount of $13,000 and $22,000, respectively, which represents the incremental tax.

10. COMMITMENTS AND CONTINGENCIES

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

Direct Dose’s net rent expense under operating leases in 2020 and 2019 amounted to $34,200 and $25,900, respectively. As of December 31, 2020, Direct Dose’s operating lease for its facility was month-to-month. On January 6, 2021, Direct Dose entered into a one year lease for an aggregate commitment of approximately $35,500.

Litigation

From time to time, the Company experiences routine litigation in the ordinary course of its business.

There are no outstanding material matters as of December 31, 2020 and through the date of this filing.

11. BENEFIT PLAN

The Company sponsors a 401(k) savings plan (the “Plan”). Employees are eligible to participate in the Plan upon reaching 18 years of age. Employees make contributions to the Plan through payroll deferrals. Employer matching contributions are discretionary. There were no employer matching contributions for the years ended December 31, 2020 and 2019.

12. SUBSEQUENT EVENTS

None.

