Form 10-K/A
period 2020-12-31
Rubicon Technology, Inc.
filed 2021-05-04
CIK 1410172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-33834

RUBICON TECHNOLOGY, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-4419301
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

900 East Green Street Bensenville, Illinois	60106
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (847) 295-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share Preferred Shares Purchase Rights	The NASDAQ Capital Market

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

The number of shares of the registrant’s common stock outstanding as of the close of business on February 28, 2021 was 2,422,255.

Documents incorporated by reference:

None

EXPLANATORY NOTE

Rubicon Technology, Inc. (“Rubicon” or the “Company”) is filing this Amendment No. 1 (“Amended Report”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission (SEC) on March 23, 2021 (“Original Report”), in order to add certain information required by the following items in Part III of Form 10-K:

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

Class I Director

Susan M. Westphal, 56, is a continuing Class I director whose current term expires at our 2023 Annual Meeting. Ms. Westphal has served as a member of our Board of Directors since March 17, 2017. She currently serves as a member of the Audit, Compensation, and Nominating and Governance Committees. Ms. Westphal, is Chief Counsel at Melissa & Doug, LLC, a leading designer of educational toys and children’s’ products, since February 2016. Ms. Westphal is responsible for a range of legal, strategic, and organizational matters. From January 2012 to January 2016, Ms. Westphal was an attorney with Brody and Associates, LLC. Ms. Westphal was previously an attorney at law firms including Epstein, Becker, & Green, p.c, where she represented corporate clients in litigations and negotiations in commercial, real estate, and employment matters. She holds a JD from The George Washington University National Law Center and a BA from Tufts University. Ms. Westphal’s qualifications to serve on our Board of Directors include her extensive legal and negotiation experience.

Class II Directors

Timothy Brog, 57, is a continuing Class II director whose current term expires at our 2021 Annual Meeting. Mr. Brog joined us in May 2016 as a member of our Board of Directors and was appointed as our President and Chief Executive Officer effective March 17, 2017. Mr. Brog served on our Audit Committee from July 1, 2016 until March 17, 2017 and on the Compensation Committee from December 14, 2016 to March 17, 2017. From March 2015 until March 17, 2017, Mr. Brog served as the president of Locksmith Capital Management LLC, an investment advisory firm. Previously, he served as Chairman of the Board of Directors of Peerless Systems Corporation from June 2008 to February 2015, Chief Executive Officer from August 2010 to March 2015 and a director beginning in July 2007. Mr. Brog served as a Managing Director and Portfolio Manager to Locksmith Value Opportunity Fund LP from September 2007 to August 2010. He also served as Managing Director of E2 Investment Partners LLC, a special purpose vehicle to invest in Peerless, from March 2007 to July 2008. Prior to his experience at Locksmith Capital and E2 Investment Partners, Mr. Brog was President of Pembridge Capital Management LLC and the Portfolio Manager of Pembridge Value Opportunity Fund LP, a small cap value hedge fund, from June 2004 to September 2007. He also worked as the Managing Director of The Edward Andrews Group Inc., a boutique investment bank, from 1996 to 2007. From 1989 to 1995, Mr. Brog was a corporate finance and mergers and acquisitions associate of the law firm Skadden, Arps, Slate, Meagher & Flom LLP. Mr. Brog has previously served as a director of Eco-Bat Technologies Limited from October 2007 to July 2019, Chairman of the Board and Chairman of the Audit Committee of Deer Valley Corporation from October 2014 to April 2015, and as a member of the board of directors of the Topps Company Inc., from July 2006 to October 2007. Mr. Brog received a JD from Fordham University School of Law in 1989 and a BA from Tufts University in 1986. Mr. Brog’s qualifications to serve on our Board of Directors include his operational, legal, investment banking, executive management and financial analysis experience.

Michael Mikolajczyk, 69, is a continuing Class II director whose current term expires at our 2021 Annual Meeting. Mr. Mikolajczyk has served as a member of our Board of Directors from June 2001 until May 2002 and rejoined our Board of Directors in March 2004. Mr. Mikolajczyk was elected as the chairman of our Board of Directors in December 2017. Mr. Mikolajczyk also serves as a member of our Audit, Compensation, and Nominating and Governance Committees. Since September 2003, Mr. Mikolajczyk has served as managing director of Catalyst Capital Management, LLC, a private equity firm. From 2001 through 2003, Mr. Mikolajczyk worked as an independent consultant providing business and financial advisory services to early stage and mid-cap companies. Mr. Mikolajczyk also served as vice chairman of Diamond Management & Technology Consultants, Inc., a management and technology consulting firm, from 2000 to 2001, president from 1998 to 2000 and chief financial officer from 1994 to 1998. Mr. Mikolajczyk served as chief financial officer of Technology Solutions Company, a business solutions provider, from 1993 to 1994. In addition, Mr. Mikolajczyk served as a director of Diamond Management & Technology Consultants, Inc. from 1994 to 2010 and served as director of Kanbay International, Inc. from 2004 to 2007. Mr. Mikolajczyk is a CPA in the State of Michigan and holds an MBA from Harvard Business School and a BS in business from Wayne State University. Mr. Mikolajczyk’s qualifications to serve on our Board of Directors include his experience as an operating executive and his years of experience providing business and financial advisory services. Mr. Mikolajczyk is a financial expert with extensive experience in corporate governance.

Class III Director

Jefferson Gramm, 45, is a continuing Class III director whose current term will expire at our 2022 Annual Meeting. Mr. Gramm, in connection with a Stock Purchase Agreement dated November 16, 2017, was appointed to the Board on November 16, 2017. He currently serves as a member of our Audit, Compensation and Nominating and Governance Committees. Mr. Gramm has served as managing director, managing partner and portfolio manager of Bandera Partners, LLC, a value-oriented investment partnership, and Bandera Partners Management LLC, an affiliate general partner entity, since August 2006. Previous to Bandera Partners, Mr. Gramm was a managing director of Arklow Capital LLC, a hedge fund manager focused on distressed and value investments, from October 2004 to July 2006. Mr. Gramm serves as a director of Tandy Leather Company, a distributor of leather and related products, since 2014 and as chairman of the board since 2017. Mr. Gramm served as director of Peerless Systems Corporation from June 2009 to November 2010, as director of Morgan’s Foods Inc., a restaurant company, from April 2013 to May 2014, and as director of Ambassadors Group, Inc., an educational travel company, from May 2014 to October 2015. He holds an MBA from Columbia University and a BA from the University of Chicago. Mr. Gramm’s qualifications to serve on our Board of Directors include his extensive experience in finance, especially in areas of reviewing acquisition targets and negotiating and the consummation of potential acquisitions.

Current Executive Officers

Timothy E. Brog, age 57, was appointed as our President and Chief Executive Officer effective March 17, 2017. Mr. Brog has also been a member of our Board of Directors since May 2016. His biographical information is provided above.

CORPORATE GOVERNANCE

Director Independence

Our Board of Directors undertook a review of the independence of each director and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board of Directors determined that Messrs. Mikolajczyk, Gramm and Ms. Westphal are independent under the standards for director independence adopted by the Board of Directors and are “independent directors” as defined under the rules of the NASDAQ Stock Market. Based on the foregoing, our Board of Directors has concluded that a majority of our Board of Directors has been independent during 2020, as required by the rules of the NASDAQ Stock Market. The standards for director independence adopted by the Board of Directors are available for review on our website www.rubicontechnology.com.

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

Committees of the Board of Directors and Meetings

Our Board of Directors has established three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. Described below are the membership and principal responsibilities of each of the standing committees of the Board of Directors, as well as the number of meetings held during 2020. Each of these committees is composed entirely of non-employee directors who have been determined by our Board of Directors to be independent under the current requirements of the NASDAQ Stock Market and the rules and regulations of the SEC. Each committee operates under a charter approved by the Board of Directors setting out the purposes and responsibilities of the committee. All committee charters are available for review on our website, www.rubicontechnology.com.

The Board of Directors held eight meetings during 2020. Each of our directors attended at least 75% of the aggregate of the total number of meetings of the Board of Directors and the committees on which he or she served during 2020. Our non-employee directors meet regularly without our Chief Executive Officer present.

Audit Committee

From January 1, 2020 to December 31, 2020, our Audit Committee was comprised of Michael E. Mikolajczyk, Susan M. Westphal and Jefferson Gramm.

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

Our Audit Committee held five meetings during 2020.

Compensation Committee

From January 1, 2020 to December 31, 2020, our Compensation Committee was comprised of Jefferson Gramm, Michael E. Mikolajczyk and Susan M. Westphal.

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

Our Compensation Committee held one meeting during 2020.

Nominating and Governance Committee

From January 1, 2020 to December 31, 2020, our Nominating and Governance Committee was comprised of Susan M. Westphal, Jefferson Gramm and Michael E. Mikolajczyk.

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

Our Nominating and Governance Committee held two meetings during 2020.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our employees, officers and directors. If you would like a copy our Code of Ethics, write to Investor Relations, Rubicon Technology, Inc., 900 East Green Street, Bensenville, Illinois 60106, and a copy of the Code of Ethics will be provided to you, free of charge. Any waiver from or amendment to the Code of Ethics granted to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, will be timely disclosed by filing a Form 8-K.

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

Attendance at Annual Meeting

Directors are encouraged, but not required, to attend our annual stockholders’ meeting. All directors attended the 2020 Annual Meeting of Stockholders.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and to provide us copies of these reports. Based solely on a review of the copies of these reports furnished to us and written representations that no other reports were required to be filed, we believe that all such filings applicable to our officers, directors and beneficial owners of greater than 10% of our common stock were made timely during the fiscal year ended December 31, 2020.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

In 2020, all non-employee directors received an annual fee of $20,000 cash, payable quarterly. At every Annual Meeting, beginning in 2018, non-employee directors receive $10,000 in restricted stock units (“RSUs”) which vest on the day immediately preceding the next following Annual Meeting of Stockholders. The Chairman of the Board and Chairman of the Audit Committee each receive an annual cash retainer of $5,000, payable quarterly.

We also have a policy of reimbursing directors for travel, lodging and other reasonable expenses incurred in connection with their attendance at Board or committee meetings or conducting Company business.

The following table sets forth information regarding the aggregate compensation we paid to the non-employee members of our Board of Directors for 2020.

Name	Fees earned or paid in cash ($)	Stock awards(1) ($)		Total ($)
Michael E. Mikolajczyk	30,000	10,000	(2)	40,000
Susan M. Westphal	20,000	10,000	(3)	30,000
Jefferson Gramm	20,000	10,000	(4)	30,000

(1)	Amounts reflect the aggregate grant date fair value of the restricted stock awards granted in 2020 in accordance with FASB ASC Topic 718, as discussed in Note 6 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

(2)	On July 15, 2020, we issued Mr. Mikolajczyk 1,199 shares of restricted stock.

(3)	On July 15, 2020, we issued Ms. Westphal 1,199 shares of restricted stock.

(4)	On July 15, 2020, we issued Mr. Gramm 1,199 shares of restricted stock.

Summary Compensation Table

The table below sets forth, the compensation earned by Timothy E. Brog, the President and Chief Executive Officer, and Mathew J. Rich and Inga A. Slavutsky, our former Chief Financial Officers, during fiscal 2020 and fiscal 2019. Such persons are referred to in this Report on Form 10-K/A as our “named executive officers.” Mr. Rich was the Company’s Chief Financial Officer from November 2019 to October 2020. Ms. Slavutsky was the Company’s Chief Financial Officer from June 1, 2018 to April 24, 2019 and prior to that she was our comptroller.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		All Other Compensation ($)	Total ($)
Timothy E. Brog	2020	350,000	30,000	(1)	146,880	(1)	—	526,880
President & Chief Executive Officer	2019	350,000	—		445,410	(2)	—	795,410

Mathew J. Rich(3)	2020	133,269	20,000		—		2,000	155,269
Chief Financial Officer	2019	19,238						19,238

Inga A. Slavutsky(4)	2019	41,500	13,750	(5)	—		—	55,250
Former Chief Financial Officer

(1)	Pursuant to Mr. Brog’s employment agreement, he was eligible for a bonus based upon certain objectives set forth by the Compensation Committee and agreed to by him and a discretionary bonus. For work performed in 2019 and paid in 2020, Mr. Brog was eligible to earn up to 40,500 shares of the Company’s common stock if certain goals were achieved. The Board of Directors determined that Mr. Brog’s 2019 objectives were only partially met and as a result Mr. Brog was granted 17,280 shares of common stock and $30,000 in cash in 2020.

(2)	For work performed in 2018 and paid in 2019, Mr. Brog was eligible to earn up to 49,000 shares of the Company’s common stock if certain goals were achieved. The Board of Directors determined that Mr. Brog’s objectives were met and such shares were issued to Mr. Brog in 2019.

(3)	Prior to his appointment as CFO in November 2019, Mr. Rich served as a consultant to the Company from August 2019 to the date of such appointment and was paid $46,250 for his services during that period.

(4)	Ms. Slavutsky was our Chief Financial Officer from June 2018 to April 2019. The table includes her compensation for the year ended December 31, 2019. In addition, after her resignation, Ms. Slavutsky performed services for the Company on a fee basis and was paid an additional $950 for such services. Such payment was excluded from the table above.

(5)	Amount represents a $13,750 cash bonus paid to Ms. Slavutsky in 2019.

Discussion of Summary Compensation Table

Our executive compensation policies and practices for fiscal 2020 and 2019, pursuant to which the compensation set forth in the “Summary Compensation Table” table was paid or awarded, are described below.

Base salary

Pursuant to the terms of their employment agreements, the annual base salaries for 2020 for Mr. Brog and Mr. Rich were $350,000 and $165,000, respectively. We formally evaluate executive performance on an annual basis, and these evaluations are one of the factors considered in making adjustments to base salaries.

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

Discretionary Incentive bonuses

In 2019, the Compensation Committee approved a bonus plan for some of our employees in key areas of operations. Accordingly, in 2019 Ms. Slavutsky received a cash bonus of $13,750. Mr. Brog did not receive a discretionary bonus in 2019.  Mr. Brog received a discretionary bonus of $30,000 in 2020.

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

2020 Goals

In 2020, Mr. Brog was eligible to earn up to 42,067 shares (the “2020 Objective Bonus Shares”) of the Company’s common stock if certain goals were achieved. He was also eligible for a bonus solely at the discretion of the Board.

Similar to Mr. Brog’s 2019 goals, his 2020 goals included targets that the Board believed was critical to the long-term success of the Company Specifically, growth of the per-share value of the Company’s cash and assets, and progress towards a value-added acquisition. There were no set formula to weight the importance of each target -- the Board considered Mr. Brog’s performance in relation to both targets to determine the amount of his bonus.

Target #1: Progress towards an acquisition

The Board wished to incentivize Mr. Brog to further develop the Company’s acquisition pipeline, with the ultimate goal of finding suitable acquisition targets and eventually closing a transaction. To achieve Target #1, the Board wanted to see material progress from Mr. Brog in improving deal-flow and allocating more time to the search for acquisitions.

Target #2: 2020 Cash Per Share

Similar to 2019, the Board also wished to incentivize Mr. Brog in his efforts to preserve capital, generate cash from the core business, and create additional value through share repurchases. Because the Company has begun to deploy capital into share repurchases, the Board believes it should focus on the growth in value per share.

As of December 31, 2019, Rubicon’s net short-term investments, cash and cash equivalents and restricted cash were as follows:

Cash and cash equivalents:	$8,709,000
Restricted Cash:	$171,000
Short-term investments:	$15,458,000
Total Cash:	$24,338,000

Rubicon had 2,702,171 shares outstanding on December 31, 2019.

The term “Total Cash” was defined as cash and cash equivalents, restricted cash and short-term investments. The total current liabilities as of December 31, 2019 were $1,556,000 (“TCL”). The difference between the Total Cash ($24,338,000) and the TCL ($1,556,000) as of December 31, 2019 was $22,782,000.

“Liquid Value per Share” was defined as Total Cash minus TCL, divided by shares outstanding. At December 31, 2019, Liquid Value per Share was $8.43.

If the Liquid Value per Share as of December 31, 2020 was equal to or greater than $9.54, Mr. Brog would have achieved Target #2. Liquid Value per Share would be adjusted for any unusual items that occur in 2020.

2019 Goals

In 2019, Mr. Brog was eligible to earn up to 40,500 shares (the “2019 Objective Bonus Shares”) of the Company’s common stock if certain goals were achieved. While Mr. Brog’s 2018 goal for earning his bonus was based solely on preserving and building capital through liquidation of assets, management of short-term investments, and reductions of liabilities, his 2019 goals included several specific, and more qualitative, targets that the Board believed were critical to the long term success of the Company. There is no set formula to weight the importance of each target -- the Board will consider Mr. Brog’s performance in relation to all three targets when determining the amount of his bonus.

Goal 1: Progress towards an acquisition

The Board wished to incentivize Mr. Brog to further develop the Company’s acquisition pipeline, with the ultimate goal of finding a suitable acquisition target and eventually closing a transaction. To achieve Goal 1, the Board wanted to see material progress from Mr. Brog in improving deal-flow and allocating more time to the search for acquisitions. A signed purchase agreement or the actual consummation of an acquisition would satisfy Goal 1.

Goal 2: Signed purchase agreements for the Malaysia properties

The Board believed the Company’s assets in Malaysia continued to be an unwanted distraction from Rubicon’s domestic operations. Mr. Brog would achieve Goal 2 by negotiating and signing a purchase agreement, subject to Board approval, for one or both of the Company’s Malaysia properties. Material progress in finding a buyer for the properties would also be considered by the Board for achieving Goal 2.

Goal 3: 2019 Year-End Cash

Similar to in 2018, the Board wished to incentivize Mr. Brog in his efforts to preserve capital.

As of December 31, 2018, Rubicon’s net short-term investments, cash and cash equivalents and restricted cash were as follows:

Cash and cash equivalents:	$11,241,000
Restricted Cash:	$169,000
Short-term investments:	$14,356,000
Total:	$25,766,000

The term “Total Cash” was defined as cash and cash equivalents, restricted cash and short-term investments. The total current liabilities as of December 31, 2018 were $1,194,000 (“TCL”). The difference between the Total Cash ($25,766,000) and the TCL ($1,194,000) as of December 31, 2018 was $24,572,000.

If the difference between the Total Cash and the TCL as of December 31, 2019 (“2019 YE Cash”) was equal to or greater than $25,000,000 then Mr. Brog would satisfy Goal 3.

The 2019 YE Cash would be adjusted for any unusual items that occur in 2019.

Severance and change in control arrangements

Payments upon termination are described below under “Termination of Employment or Change in Control”.

OUTSTANDING EQUITY AWARDS AT 2020 FISCAL YEAR-END

The following table sets forth the outstanding equity awards for our named executive officers as of December 31, 2020.

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercis-able	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)(2)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Timothy Brog	—	—	—		14,098	(1)	127,587
	—	—	—		30,902	(3)	279,663

(1)	The award of 14,098 RSUs vests in the amounts set forth below on the first date the 15-trading day average closing price of the Company’s common stock equals or exceeds the corresponding target price of $11.00 for the common stock before May 12, 2021, provided that Mr. Brog remains employed with us through the applicable vesting dates. This award did not vest in 2020.

(2)	The market value of unvested stock awards is calculated by multiplying the number of unvested RSUs by $9.05, the closing price of the Company’s common stock on The NASDAQ Stock Market on December 31, 2020.

(3)	The award of 30,902 RSUs vest in the amounts set forth below on the first date the 15-trading day average closing price of the Company’s common stock equals or exceeds the corresponding target price for the common stock before May 12, 2021: 902 - $11.00, 15,000 - $12.50 and 15,000 - $14.00, provided that Mr. Brog remains employed with us through the applicable vesting dates. No tranches vested in 2020.

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

For purposes of Mr. Brog’s agreement (i) ”cause” generally is defined as willful misconduct materially and adversely affecting us; theft, fraud, embezzlement or similar behavior; indictment or conviction of a felony; or willfully failing to substantially perform the material duties of his position, other than failure resulting from incapacity due to physical or mental illness, following a demand for performance delivered by the Board of Directors and a specified cure period of not less than 10 days; and (ii) ”good reason” generally is defined as a material reduction in base salary or benefits; substantial diminution in Mr. Brog’s duties, responsibilities or title, if uncured by us within 30 days of receipt of notice from Mr. Brog; or Mr. Brog is required by the Board to work in the Company’s office located in any place other than in the New York metropolitan area for more than 12 days in any one month in order to maintain employment with the Company.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Unless otherwise noted, the following table sets forth, as of April 30, 2021, the beneficial ownership of our common stock by:

●	each person that was a beneficial owner of 5% of more of our outstanding shares of common stock;

●	each of our named executive officers;

●	each of our directors, including the director nominees; and

●	all of our named executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Except as described below, in computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to RSUs, options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 30, 2021 are deemed outstanding for such person, but are not deemed outstanding for computing the percentage ownership of any other person. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to such securities. Except as otherwise indicated, all of the shares reflected in the table are shares of common stock and all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. Percentage of beneficial ownership is based on 2,438,855 shares of common stock outstanding as of April 30, 2021. Unless otherwise indicated in the footnotes below, the address for each beneficial owner is c/o Rubicon Technology, Inc., 900 East Green Street, Bensenville, Illinois 60106.

	Shares beneficially owned
Name of beneficial owner	Number	Percent
5% stockholders:
Bandera Master Fund L.P.(1) (7)	258,256	10.6%
Aldebaran Capital, LLC(2)	160,373	6.6%
Sententia Capital Management LLC(3)	143,120	5.9%

Named Executive Officers and Directors:
Timothy Brog(4)	103,600	4.2%
Jefferson Gramm(5)	261,450	10.7%
Michael E. Mikolajczyk(6)	61,047	2.5%
Susan M. Westphal(6)	6,628	*

All executive officers and directors as a group (4 persons)(7)	432,725	17.7%

*	Represents less than 1% of the outstanding shares of common stock.

(1)	The ownership information set forth in the table is based on information contained in a statement on Schedule 13D (the “Bandera 13D”), filed on November 11, 2017, with the SEC by Bandera Master Fund L.P. (“Bandera”), together with Bandera Partners LLC, Gregory Bylinsky and Jefferson Gramm, Managing Partners, Managing Directors and Portfolio Managers of Bandera Partners (“Reporting Persons”) with respect to ownership of shares of our common stock. The Bandera 13D reflects that each of Bandera Master Fund L.P. and Bandera Partners has sole dispositive and voting power with respect to 258,256 of the reported shares. Bandera reports on the Bandera 13D that each of Messrs. Bylinsky and Gramm as Managing Partners, Managing Directors and Portfolio Managers of Bandera Partners may be deemed to have shared power to vote or dispose of the shares owned by Bandera. Bandera reports on the Bandera 13D that no person other than the Reporting Persons have the right to receive or the power to direct the receipts of dividends from, or the proceeds from the sale of, our common stock. Mr. Gramm is a director of the Company. The principal business address of Bandera is 50 Broad Street, Suite 1820, New York, New York 10004.

(2)	The ownership information set forth in the table is based on information contained in a statement on Schedule 13D (the “Aldebaran 13D”), filed on June 30 2017, with the SEC by Aldebaran Capital LLC (“Aldebaran”), together with Kenneth R. Skarbeck (“Reporting Persons”) with respect to ownership of shares of our common stock. The Aldebaran 13D reports that included in the 160,373 shares held by Aldebaran are 3,770 shares beneficially held in family accounts related to Kenneth R. Skarbeck. The Aldebaran 13D reflects that the Reporting Persons have shared dispositive and voting power with respect to 160,373 of the reported shares. Aldebaran reports on the Aldebaran 13D that no person other than the Reporting Persons have the right to receive or the power to direct the receipts of dividends from, or the proceeds from the sale of, our common stock and that none of Aldebaran’s clients have an economic interest in more than 5% of the Company’s outstanding shares. The principal business address of Aldebaran is 10293 N. Meridian Street, Suite 100, Indianapolis, Indiana 46290.

(3)	The ownership information set forth in the table is based on information contained in a statement on Schedule 13D (the “Sententia 13D”), filed on December 5, 2017, with the SEC by Sententia Capital Management LLC (“Sententia”), together with Sententia Group, LP, Sententia CI-I, LP and Michael R. Zapata (“Reporting Persons”) with respect to ownership of shares of our common stock. The Senentia 13D reflects that each of the Reporting Persons have dispositive and voting power with respect to 143,120 of the reported shares. Sententia reports on the Sententia 13D that no person other than the Reporting Persons have the right to receive or the power to direct the receipts of dividends from, or the proceeds from the sale of, our common stock but that none of Sententia’s clients have an economic interest of more than 5% of the Company’s outstanding shares. The principal business address of Sententia is 745 Fifth Avenue, 14th Floor, New York, New York 10151.

(4)	Excludes 45,000 restricted stock units granted to Mr. Brog. One third of such RSUs will vest if prior to May 12, 2021, the 15-trading day average closing price of the Company’s common stock is greater than or equal to the target prices of $11.00, $12.50 and $14.00, respectively.

(5)	Includes 3,194 shares of common stock, owned by Mr. Gramm, and 258,256 shares of common stock beneficially owned by Bandera Master Fund LLP. See footnote (1) above for a description of the relationship between Mr. Gramm and Bandera Master Fund LLP. Mr. Gramm disclaims beneficial ownership of the shares beneficially owned by Bandera Master Fund LLP. Excludes 1,250 RSUs that will vest on the date of the 2021 stockholder meeting.

(6)	Excludes 1,250 RSUs that will vest on the day prior to the 2021 stockholder meeting.

(7)	Includes 432,725 shares of common stock, and excludes 3,750 RSUs that will vest on the date of the 2021 stockholder meeting, beneficially owned by our executive officers and directors.

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

Director Independence

Our Board of Directors undertook a review of the independence of each director and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board of Directors determined that Messrs. Mikolajczyk, Gramm and Ms. Westphal are independent under the standards for director independence adopted by the Board of Directors and are “independent directors” as defined under the rules of the NASDAQ Stock Market. Based on the foregoing, our Board of Directors has concluded that a majority of our Board of Directors has been independent during 2020, as required by the rules of the NASDAQ Stock Market. The standards for director independence adopted by the Board of Directors are available for review on our website www.rubicontechnology.com.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Board of Directors has selected Marcum LLP (“Marcum”) to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2021, and is submitting this matter to the stockholders for ratification at the Annual Meeting. Marcum has served as the Company’s independent registered public accounting firm since 2017.

Neither our bylaws nor other governing documents or law require stockholder ratification of the selection of Marcum as our independent registered public accounting firm. However, the Board is submitting the selection of Marcum to the stockholders for ratification as a matter of good corporate practice. In the event the proposal to ratify the selection of Marcum is defeated, the adverse vote will be considered as a direction to the Board to select another independent registered public accounting firm for the next fiscal year ending December 31, 2022. However, because of the expense and difficulty in changing independent registered public accounting firms after the beginning of a year, the Board intends to allow the appointment of Marcum for the fiscal year ending December 31, 2021 to stand unless the Board finds other reasons for making a change.

Audit Fees

The aggregate fees billed by Marcum for audit services of the Company’s annual financial statements and review services of the Company’s quarterly financial statements for the fiscal year 2020 were $153,954. The aggregate fees billed by Marcum for audit services of the Company’s annual financial statements and assistance with and review of SEC filings for the fiscal year 2019 were $146,481.

Audit-Related Fees

There were no audit-related fees billed by Marcum in the fiscal years 2020 and 2019.

Tax Fees

There were no tax fees billed by Marcum in the fiscal years 2020 and 2019.

All Other Fees

There were no other fees billed by Marcum in the fiscal years 2020 and 2019 for any other services.

Pre-Approval Policy and Procedures

In accordance with the Sarbanes-Oxley Act of 2002, the Audit Committee is required to pre-approve all auditing services and permissible non-audit services, including related fees and terms, to be performed for the Company by its independent registered public accounting firm subject to the de minimis exceptions for non-audit services described under the Exchange Act, which are approved by the Audit Committee prior to the completion of the audit. In the fiscal years 2020 and 2019, the Audit Committee pre-approved all audit and non-audit services provided to the Company by its independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report: The financial statements of Rubicon Technology, Inc. listed below were set forth in Item 8 of the Original Report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Operations for each of the two years in the period ended December 31, 2020
Consolidated Statements of Comprehensive Income (Loss) for each of the two years in the period ended December 31, 2020
Consolidated Statements of Stockholders’ Equity for each of the two years in the period ended December 31, 2020
Consolidated Statements of Cash Flows for each of the two years in the period ended December 31, 2020
Notes to Consolidated Financial Statements

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 4, 2021.

Rubicon Technology, Inc.

By	/s/ Timothy E. Brog
Timothy E. Brog President, Chief Executive Officer and Acting Chief Financial Officer

KNOWN BY ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy E. Brog his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 4, 2021.

Signature	Title

/s/ Timothy E. Brog	Director, President, Chief Executive Officer and
Timothy E. Brog	Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Michael E. Mikolajczyk	Chairman of the Board of Directors
Michael E. Mikolajczyk

/s/ Susan Westphal	Director
Susan Westphal

/s/ Jefferson Gramm	Director
Jefferson Gramm

EXHIBIT INDEX

The Exhibits listed below are filed or incorporated by reference as part of this Amendment No. 1 of the Annual Report on Form 10-K.

24.1**	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1**	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**	Submitted electronically with this Annual Report on Form 10-K.