Form 10-Q
period 2021-03-31
Rubicon Technology, Inc.
filed 2021-05-17
CIK 1410172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of April 30, 2021, the Registrant had 2,438,855 shares of common stock, par value $.001 per share, outstanding.

RUBICON TECHNOLOGY, INC.

Quarterly Report on Form 10-Q
For the quarterly period ended March 31, 2021

i

PART I FINANCIAL INFORMATION

Rubicon Technology, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(unaudited)
	(in thousands, other than share and per share data)
Assets
Cash and cash equivalents	$10,571	$11,130
Short-term investments	14,749	14,748
Accounts receivable, net	389	386
Inventories	1,046	1,073
Other inventory supplies	138	140
Prepaid expenses and other current assets	253	284
Assets held for sale	529	529
Total current assets	27,675	28,290
Inventories, non-current	468	468
Property and equipment, net	2,441	2,482
Total assets	$30,584	$31,240

Liabilities and stockholders’ equity
Accounts payable	$309	$497
Accrued payroll	153	211
Accrued and other current liabilities	385	201
Corporate income and franchise taxes	329	307
Accrued real estate taxes	90	71
Advance payments	11	18
Total current liabilities	1,277	1,305
Total liabilities	1,277	1,305

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $.001 par value, 1,000,000 undesignated shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value, 8,200,000 shares authorized; 2,987,883 and 2,971,283 shares issued; 2,438,855 and 2,422,255 shares outstanding, respectively	29	29
Additional paid-in capital	376,635	376,456
Treasury stock, at cost, 549,028 and 549,028 shares	(15,147)	(15,147)
Accumulated other comprehensive income	-	-
Accumulated deficit	(332,210)	(331,403)
Total stockholders’ equity	29,307	29,935
Total liabilities and stockholders’ equity	$30,584	$31,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Technology, Inc.

Condensed Consolidated Statements of Operations

	Three months ended March 31,
	2021	2020
	(unaudited) (in thousands, other than share and per share data)
Revenue	$729	$1,160
Cost of goods sold	583	812
Gross profit	146	348
Operating expenses:
General and administrative	875	584
Sales and marketing	79	87
Loss from operations	(808)	(323)
Other income:
Interest income	1	74
Realized gain (loss) on investments	-	(1,786)
Realized gain (loss) on foreign currency translation	-	(14)
Unrealized gain (loss) on equity investments	-	(156)
Total other income (loss)	1	(1,882)
Loss before income taxes	(807)	(2,205)
Income tax expense	-	(4)
Net loss	$(807)	$(2,209)
Net loss per common share
Basic	$(0.33)	$(0.84)
Diluted	$(0.33)	$(0.84)
Weighted average common shares outstanding used in computing net loss per common share
Basic	2,430,555	2,629,467
Diluted	2,430,555	2,629,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

2

Rubicon Technology, Inc.

Condensed Consolidated Statements of Comprehensive Loss

	Three months ended March 31,
	2021	2020
	(unaudited) (in thousands)

Net loss	$(807)	$(2,209)
Other comprehensive loss:
Unrealized gain on investments, net of taxes	—	11
Other comprehensive gain	—	11
Comprehensive income/(loss)	$(807)	$(2,198)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Technology, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

	Common stock		Treasury stock			Stockholders’ equity
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accum other comp loss	Accum deficit	Total stockholders’ equity
	(in thousands other than share data)
Balance at January 1, 2020	2,955,253	$29	(253,082)	$(12,749)	$376,306	$(1)	$(330,340)	$33,245
Stock-based compensation	—	—	—	—	11	—	—	11
Purchase of treasury stock, at cost	—	—	(146,674)	(1,205)	—	—	—	(1,205)
Unrealized gain on investments, net of tax	—	—	—	—	—	11	—	11
Net loss	—	—	—	—	—	—	(2,209)	(2,209)

Balance at March 31, 2020	2,955,253	$29	(399,756)	$(13,954)	$376,317	10	$(332,549)	29,853

	Common stock		Treasury stock			Stockholders’ equity
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accum other comp loss	Accum deficit	Total stockholders’ equity
	(in thousands other than share data)
Balance at January 1, 2021	2,971,283	$29	(549,028)	$(15,147)	$376,456	$—	$(331,403)	$29,935
Stock-based compensation	—	—	—	—	341	—	—	341
Common stock issued, net of shares withheld for employee taxes	16,600	—	—	—	(162)	—	—	(162)
Net loss	—	—	—	—	—	—	(807)	(807)

Balance at March 31, 2021	2,987,883	$29	(549,028)	$(15,147)	$376,635	$—	$(332,210)	$29,307

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Technology, Inc.

Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2021	2020
	(unaudited) (in thousands)
Cash flows from operating activities
Net loss	$(807)	$(2,209)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	42	42
Unrealized (gain)/loss on equity investments	-	156
Realized (gain)/loss on equity investments	-	1,786
Stock-based compensation	341	11
Changes in operating assets and liabilities:
Accounts receivable	(4)	314
Inventories	27	316
Other inventory supplies	1	(1)
Prepaid expenses and other assets	31	29
Accounts payable	(187)	(291)
Accrued payroll	(58)	28
Accrued real estate taxes	19	19
Corporate income and franchise taxes	22	16
Advanced payments	(8)	(16)
Accrued and other current liabilities	184	(62)
Net cash provided by (cash used) by operating activities	(397)	138

Cash flows from investing activities
Purchases of investments	(1)	(1,720)
Proceeds from sale of investments	1	5,180
Net cash provided by investing activities	-	3,460

Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(162)	-
Purchases of treasury stock	-	(1,205)
Net cash used in financing activities	(162)	(1,205)

Net effect of currency translation	-	-
Net increase (decrease) in cash, cash equivalents and restricted cash	(559)	2,393
Cash, cash equivalents and restricted cash, beginning of period	11,130	8,880
Cash, cash equivalents and restricted cash, end of period	$10,571	$11,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Technology, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

1. BASIS OF PRESENTATION

Interim financial data

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements and should be read in conjunction with Rubicon Technology, Inc.’s (the “Company”) annual report filed on Form 10-K for the fiscal year ended December 31, 2020. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Consolidated operating results for the three-month period ended March 31, 2021, are not necessarily indicative of results that may be expected for the year ending December 31, 2021.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Rubicon Technology Worldwide LLC, Rubicon Technology BP LLC, Rubicon Sapphire Technology (Malaysia) SDN BHD and Rubicon DTP LLC. All intercompany transactions and balances have been eliminated in consolidation.

Investments

The Company invests available cash primarily in U.S. Treasury securities, investment grade commercial paper, FDIC guaranteed certificates of deposit, common stock, preferred stock, equity-related securities and corporate notes. Investments classified as available-for-sale debt securities are carried at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Investments in common stock, preferred stock and equity-related securities are reported at fair value, with both realized and unrealized gains and losses recorded in other income (expense), in the consolidated statement of operations. Investments in which the Company has the ability and intent, if necessary, to liquidate are classified as short-term.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In November 2018, the Company’s Board of Directors authorized a program to repurchase up to $3,000,000 of its common stock. In July 2020, the Company used all of the original authorized $3,000,000.

On December 14, 2020, Rubicon’s Board of Directors authorized an additional $3,000,000 for the repurchase of the Company’s common stock. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The stock repurchases may be made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions or pursuant to a Rule 10b5-1 plan. The program may be terminated, suspended or modified at any time. There can be no assurance as to the number of shares of common stock repurchased. The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.

No shares of the Company’s common stock were repurchased during the three months ended March 31, 2021. The dollar value of shares that may yet to be purchased under the program is $3,000,000.

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

Inventories consisted of the following:

	March 31, 2021	December 31, 2020
	(in thousands)
Raw materials	$468	$468
Work-in-process	452	614
Finished goods	594	459
	$1,514	$1,541

As of December 31, 2020 and March 31, 2021, the Company made the determination that raw material inventories were such that the likelihood of significant usage within the current year was doubtful and reclassified such raw material inventories as non-current in the reported financial statements.

Property and equipment

Property and equipment consisted of the following:

	March 31, 2021	December 31, 2020
	(in thousands)
Machinery, equipment and tooling	$3,343	$3,343
Buildings	1,711	1,711
Information systems	835	835
Land and land improvements	594	594
Furniture and fixtures	8	8
Total cost	6,491	6,491
Accumulated depreciation and amortization	(4,050)	(4,009)
Property and equipment, net	$2,441	$2,482

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

For the year ended December 31, 2020, the Company reviewed the current fair value of its assets and concluded no adjustments were needed. Additionally, no adjustments were recorded for the three months ended March 31, 2021. The Company will continue to assess its long-lived assets to ensure the carrying amount of these assets is still appropriate given any changes in the asset usage, marketplace and other factors used in determining the current fair value.

The Company did not record any sales of its equipment or consumable assets for the three months ended March 31, 2021.

The Company is pursuing the sale of our parcel of land located in Batavia, Illinois. Although the Company cannot assure the timing of this sale, the property was classified as current asset held for sale at March 31, 2021 and December 31, 2020, as it is our intention to complete this sale within the next twelve-month period. We cannot guarantee that we will be able to successfully complete the sale or lease of this asset.

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

We do not provide maintenance or other services and do not have sales that involve bill & hold arrangements, multiple elements or deliverables. However, we do provide product warranty for up to 90 days, for which we have accrued a warranty reserve of $2,000 and $2,000 at March 31, 2021 and December 31, 2020, respectively.

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

Diluted net income per common share was the same as basic net income per common share for the three months ended March 31, 2021 and 2020, because the effects of potentially dilutive securities did not have a material impact on the calculation of diluted net income per share. The Company had outstanding options exercisable into 18,250 and 19,500 shares of the Company’s common stock that would have had an anti-dilutive effect at March 31, 2021 and 2020, respectively.

New accounting pronouncements adopted

The Company has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact the Company’s consolidated financial statements and related disclosures.

3. INVESTMENTS

The Company invests its available cash primarily in U.S. Treasury securities, investment grade commercial paper, FDIC guaranteed certificates of deposit, common stock, preferred stock, equity-related securities and corporate notes. Investments classified as available-for-sale debt securities are carried at fair value with unrealized gains and losses recorded in accumulated other comprehensive income/(loss). Investments in common stock, preferred stock and equity-related securities are reported at fair value, with both realized and unrealized gains and losses recorded in other income (expense), in the consolidated statements of operations.

The following table presents the amortized cost and gross unrealized losses on all securities at March 31, 2021:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Short-term investments:
U.S. Treasury securities	$14,749	$—	$—	$14,749
Marketable securities	—	—	—	$—
Total short-term investments	$14,749	$—	$—	$14,749

The following table presents the amortized cost and gross unrealized losses on all securities at December 31, 2020:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Short-term investments:
U.S. Treasury securities	$14,748	$—	$—	$14,748
Marketable securities	—	—	—	—
Total short-term investments	$14,748	$—	$—	$14,748

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

The Company invests in fixed-income, common stock, preferred stock and equity-related securities. Its fixed-income available-for-sale debt securities consist of U.S. Treasury securities, high-quality investment grade commercial paper, FDIC guaranteed certificates of deposit, and corporate notes. The Company values these securities based on pricing from pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. The valuation techniques used to measure the fair value of the Company’s financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2021:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash equivalents:
Money market funds	$3,137	$—	$—	$3,137
Investments:
Available-for-sale securities — current:
U.S. Treasury securities	—	14,749	—	14,749
Total	$3,137	$14,749	$—	$17,886

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash equivalents:
Money market funds	$3,136	$—	$—	$3,136
Investments:
Available-for-sale securities — current:
U.S. Treasury securities	—	14,748	—	14,748
Total	$3,136	$14,748	$—	$17,884

There are no terms or conditions restricting the Company from redeeming any of its investments.

In addition to the securities noted above, the Company had approximately $7,434,000 and $7,994,000 of time deposits included in cash and cash equivalents as of March 31, 2021 and December 31, 2020, respectively.

4. SIGNIFICANT CUSTOMERS

For the three months ended March 31, 2021, the Company had three customers individually that accounted for approximately 19%, 15%, and 11% of revenue. For the three months ended March 31, 2020, the Company had four customers individually that accounted for approximately 18%, 18%, 16% and 13% of revenue. No other customer accounted for 10% or more of the Company’s revenues during the three months ended March 31, 2021 and 2020.

Customers individually representing more than 10% of trade receivables accounted for approximately 62% and 44% of accounts receivable as of March 31, 2021 and December 31, 2020, respectively.

5. STOCKHOLDERS’ EQUITY

Common shares reserved

As of March 31, 2021, the Company had reserved 65,103 shares of common stock for issuance upon the exercise of outstanding common stock options and vesting of RSUs. Also, 279,505 shares of the Company’s common stock were reserved for future grants of stock options and RSUs (or other similar equity instruments) under the Rubicon Technology, Inc. 2016 Stock Incentive Plan (the “2016 Plan”) as of March 31, 2021.

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

Pursuant to the 2016 Plan, as of March 31, 2021 there are 279,505 shares of the Company’s common stock plus any shares subject to outstanding awards under the 2007 Plan that subsequently expire unexercised, are forfeited without the delivery of shares or are settled in cash, will be available for issuance under the 2016 Plan. The 2016 Plan will automatically terminate on March 17, 2026, unless the Company terminates it sooner.

The following table summarizes the activity of the stock incentive and equity plans as of March 31, 2021, and changes during the three months then ended:

	Shares available for grant	Number of options outstanding	Weighted- average option exercise price	Number of restricted stock and board shares issued	Number of RSUs outstanding
At January 1, 2021	296,105	20,100	$9.71	99,570	45,003
Granted	(31,550)	—	—	—	—
Exercised/issued	—	—	—	—	—
Cancelled/forfeited	14,950	—	—	—	—
At March 31, 2021	279,505	20,100	$9.71	99,570	45,003

The Company’s aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock. Based on the fair value of the common stock at March 31, 2021, there was $74,775 of intrinsic value arising from 18,250 stock options exercisable or outstanding.

The Company uses the Black-Scholes option pricing model to value stock options. The Company uses historical stock price average to determine its volatility assumptions. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The expected term is based upon the vesting term of the Company’s options. The forfeiture rate of 36.13% is based on the history of forfeited options. The expense is allocated using the straight-line method. For the three months ended March 31, 2021 and 2020, the Company recorded $0 and $3,000, respectively, of stock option compensation expense. As of March 31, 2021, there was no unrecognized compensation cost related to non-vested stock option awards granted under the Company’s stock-based plans.

As of December 31, 2020 and March 31, 2021, the Company did not have any non-vested options.

The Company did not record any RSU expense for the three months ended March 31, 2021 and 2020.

A summary of the Company’s RSUs during the three months ended March 31, 2021, is presented below:

	RSUs outstanding	Weighted average price at time of grant	Aggregate intrinsic value
Non-vested RSUs as of January 1, 2021	45,003	$6.20
Granted	—	—
Vested	—	—
Cancelled	—	—
Non-vested RSUs at March 31, 2021	45,003	$6.20	$278,961

Every year at the Company’s annual meeting each member of the Board of Directors is issued an RSU which vests on the day of the following year’s annual meeting. When such RSU vests, they are automatically converted into $10,000 of the Company’s common stock based upon the closing price the day before the following year’s annual meeting.

During the three months ended March 31, 2021, the Company awarded 31,550 shares to an officer of the Company with a fair value of approximately $341,000.

The Company’s board of directors are compensated partially in cash and partially in restricted stock. For the three months ended March 31, 2021 and 2020, no restricted stock shares were issued to our directors. As of March 31, 2021 and December 31, 2020, there were no outstanding non-vested restricted stock shares.

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

8. INCOME TAXES

In 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”) which, among other provisions, reduced the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. The SEC issued guidance, Staff Accounting Bulletin 118, on accounting for the tax effects of the Act. The guidance allows the Company to record provisional amounts for those impacts, with the requirement that the accounting be completed in a period not to exceed one year from the date of enactment. The Company has completed its accounting for the tax effects of enactment of the Act. The deemed inclusion from the repatriation tax increased from $3,900,000 at the time of provision to $5,000,000 at the time the calculation was finalized for the tax return. The increase of the inclusion related primarily to the refinement of Malaysia earnings and profits. As the Company is in a full valuation allowance position, an equal benefit adjustment was recorded for the impact of the increase of the deemed repatriation tax.

The Company is subject to taxation in the U.S. and in a U.S. state jurisdiction. On a quarterly basis, the Company assesses the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment, and multiple factors, both positive and negative, are considered. For the period ended March 31, 2021, a valuation allowance has been included in the 2021 forecasted effective tax rate. The Company is in a cumulative loss position for the past three years, which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. Under the accounting standards, objective verifiable evidence is given greater weight than subjective evidence such as the Company’s projections for future growth. Based on an evaluation in accordance with the accounting standards, as of December 31, 2015, a valuation allowance has been recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all available evidence. At March 31, 2021, the Company continues to be in a three-year cumulative loss position, therefore, until an appropriate level of profitability is attained, the Company expects to maintain a full valuation allowance on its U.S. net deferred tax assets. Any U.S. tax benefits or tax expense recorded on the Company’s consolidated statement of operations will be offset with a corresponding adjustment from the use of the net operating loss (“NOL”) carryforward asset which currently has a full valuation allowance. In the event that the Company changes its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

9. SEGMENT INFORMATION

The Company has determined that it operates in two segments, the sapphire and pharmacy business.

Revenue is attributed by geographic region based on ship-to location of the Company’s customers. The following table summarizes revenue by geographic region:

	Three months ended March 31,
	2021	2020
	(in thousands)

North America	$588	$1,040
Asia	139	113
Other	2	7
Total revenue	$729	$1,160

The following table summarizes sales by product type:

	Three months ended March 31,
	2021	2020
	(in thousands)

Optical	$495	$1,027
Rubicon DTP	234	133
Total revenue	$729	$1,160

As of March 31, 2021 and December 31, 2020, the Company held all of its assets in the United States.

Direct Dose Rx accounted for a loss of approximately $95,000 and $119,000 for the three months ended March 31, 2021 and 2020, respectively.

Direct Dose Rx assets are currently not material to the consolidated financial information of the Company and therefore there is limited disclosure relating specifically to them.

10. SUBSEQUENT EVENTS

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

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Before investing in our common stock, investors should be aware that the occurrence of the risks, uncertainties and events described in the section entitled “Risk Factors” in our Annual Report on Form 10-K, for the year ended December 31, 2020, and elsewhere in this Quarterly Report could have a material adverse effect on our business, results of operations and financial condition.

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

You should read this Quarterly Report, the documents that we reference in this Quarterly Report and have filed with the SEC as exhibits, and our Annual Report on Form 10-K for the year ended December 31, 2020, with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

Unless otherwise indicated, the terms “Rubicon,” the “Company,” “we,” “us,” and “our” refer to Rubicon Technology, Inc. and our consolidated subsidiaries.

OVERVIEW

The Company consists of two primary operating subsidiaries, Rubicon Technology Worldwide LLC (“RTW”) and Rubicon DTP LLC dba Direct Dose Rx. We manage RTW's direct sales, growth, fabrication and ship from our facility located in Bensenville, Illinois. We manage Direct Dose’s operations from our leased facility in Indianapolis, Indiana.

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

Direct Dose Rx is a specialized pharmacy that provides prescription medications, over-the-counter drugs and vitamins to patients being discharged from skilled nursing facilities and hospitals and directly to retail customers who want such medications delivered to their home. The delivered products are sorted by the dose, date and time to be taken and come in easy to use perforated strip-packaging as opposed to separate pill bottles. Direct Dose Rx is currently licensed to operate in 7 states. The services offered by Direct Dose Rx benefits patients, skilled nursing facilities and hospitals by reducing the risk of hospital readmissions.

In addition to our current sapphire and our mail order pharmacy businesses, we are actively evaluating making investments, effecting a merger, consolidation or other business combination, partnering or other collaboration agreements, or potential acquisitions or recapitalizations, in one or more transactions outside of these markets to utilize our substantial NOL carry forwards.

Historically, a significant portion of the Company’s revenue has been derived from sales to relatively few customers. For the three months ended March 31, 2021, the Company had three customers individually that accounted for approximately 19%, 15%, and 11% of revenue. For the three months ended March 31, 2020, the Company had four customers individually that accounted for approximately 18%, 18%, 16% and 13% of revenue. No other customer accounted for 10% or more of the Company’s revenues during the three months ended March 31, 2021 and 2020. Our principal customers have been defense subcontractors, industrial manufacturers, fabricators, resellers and pharmacy benefit managers. We expect our sales to continue to be concentrated among a small number of customers. However, we also expect that our significant customers may change from time to time.

Customers individually representing more than 10% of trade receivables accounted for approximately 62% and 44% of accounts receivable as of March 31, 2021 and December 31, 2020, respectively.

Revenue. We recognize revenue based upon the shipping terms with our customers. Delays in product orders or changes to the timing of shipments could cause our quarterly revenue to vary significantly. We sell our products on a global basis, and historically derived a significant portion of our revenue from customers outside of the U.S., with the majority of our sales to the Asian and European markets. Following the decision to limit our focus to the optical and industrial sapphire markets, a major source of our revenue is derived from the North American market. All of our revenue and corresponding accounts receivable are denominated in U.S. dollars. Substantially all of our revenue is generated by our direct sales force and we expect this to continue in the future.

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

Sales, General and administrative expenses. Our operating expenses are comprised of sales and marketing, and general and administrative (“G&A”) expenses. G&A expenses consist primarily of compensation and associated costs for finance, human resources, information technology and administrative activities, including charges for accounting, legal services and insurance. Additionally, the majority of our stock-based compensation relates to administrative personnel and is accounted for as a G&A expense.

Other income. Other income consists of interest income, unrealized gain (loss) on investments, realized gain (loss) on investments and realized gains (loss) on currency translation.

We account for income taxes under the asset and liability method, whereby the expected future tax consequences of temporary differences between the book value and the tax basis of assets and liabilities are recognized as deferred tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to be recognized. Our analysis of ownership changes that limit the utilization of our NOL carryforwards as of December 31, 2020, shows no impact on such utilization. In order to protect our NOL carryforwards, in December 2020, we amended our stockholders’ rights plan to extend it to December 2023. We are in a cumulative loss position for the past three years. Based on an evaluation in accordance with the accounting standards, a valuation allowance has been recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all available evidence. Until an appropriate level of profitability is attained, we expect to maintain a full valuation allowance on our U.S. net deferred tax assets.

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

RESULTS OF CONSOLIDATED OPERATIONS THREE MONTHS ENDED MARCH 31, 2021 AND 2020

The following table sets forth our consolidated statements of operations for the periods indicated:

	Three months ended March 31,
	2021	2020
	(in thousands)
Revenue	$729	$1,160
Cost of goods sold	583	812
Gross profit	146	348
Operating expenses:
General and administrative	875	584
Sales and marketing	79	87
Total operating expenses	954	671
Loss from operations	(808)	(323)
Other income/(loss)	1	(1,882)
Income (loss) before income taxes	(807)	(2,205)
Income tax expense	—	(4)
Net income (loss)	$(807)	$(2,209)

The following table sets forth our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Three months ended March 31,
	2021	2020
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	80	70
Gross profit	20	30
Operating expenses:
General and administrative	120	50
Sales and marketing	11	8
Total operating expenses	131	58
Loss from operations	(111)	(28)
Other income/(loss)	—	(163)
Income (loss) before income taxes	(111)	(191)
Income tax expense	—	—
Net income (loss)	(111)%	(191)%

Revenue. Revenue was $729,000 and $1,160,000 for the three months ended March 31, 2021 and 2020, respectively, a decrease of $431,000. This decrease in revenue was due to a decline in revenue by RTW of $532,000, caused by the timing and fluctuations of shipments, and was offset by an increase of $101,000 in revenue by Direct Dose due to an increase in the number of its customers.

Gross profit. Gross profit was $146,000 and $348,000 for the three months ended March 31, 2021 and 2020, respectively, a decrease of $202,000. This decrease was primarily attributable to decreases in sales at RTW and slightly offset by an $8,000 increase in gross profit at Direct Dose due to its increased revenue.

General and administrative expenses. General and administrative expenses were $875,000 and $584,000 for the three months ended March 31, 2021 and 2020, respectively, an increase of $291,000. The increase was primarily attributable to the accrual of an executive bonus in the amount of $221,000 and an increase in consulting fees of $60,000 in 2021.

Sales and marketing expenses. Sales and marketing expenses were $79,000 and $87,000 for the three months ended March 31, 2021 and 2020, respectively, a decrease of $8,000. The decrease in sales and marketing expenses was primarily attributable to a decrease in travel costs.

Other income. Other income was $1,000 for the three months ended March 31, 2021 as compared to a loss of ($1,882,000) for the three months ended March 31, 2020, an increase of $1,883,000. The increase in other income was due to a realized loss of ($1,846,000) and an unrealized loss of ($156,000) on equity securities in the period ending March 31, 2020. These losses were partially offset by interest income of $74,000 and a payment of $60,000 from a potential buyer of the Company’s parcel of land located in Batavia, IL due to the failure by the buyer to consummate the purchase.

Income tax (benefit) expense. In accordance with ASC740 “Accounting for Income Taxes” (“ASC740”), we evaluate our deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted. At March 31, 2021, we continue to be in a three-year cumulative loss position; therefore, until an appropriate level of profitability is attained, we expect to maintain a valuation allowance on net deferred tax assets related to future U.S. tax benefits and will no longer accrue tax benefits or tax expense on our consolidated statement of operations. The tax provision for the three months ended March 31, 2021, is based on an estimated combined statutory effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations using a combination of issuances of common stock and cash generated from our operations.

As of March 31, 2021, we had cash, cash equivalents and short-term investments totaling $25,320,000, including cash of $7,434,000 held in deposits at major banks, $3,137,000 invested in money market funds and $14,749,000 of short-term investments consisting of U.S. Treasury securities.

Cash flows from operating activities

Cash used in operating activities was $397,000 for the three months ended March 31, 2021. During the period, we generated a net loss of $807,000, including non-cash items of $383,000, and an increase in cash from net working capital of $27,000. The net working capital cash increase was primarily driven by a decrease in accrued payroll of $58,000, an increase of $226,000 consisting of corporate franchise taxes owed, accrued real estate taxes owed and other accrued and other current liabilities, and a decrease of $27,000 in inventories and $31,000 in prepaid expenses and other current assets. This was partially offset by a decrease in accounts payable of $187,000.

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

Cash flows from investing activities

Net cash used in investing activities was $0 for the three months ended March 31, 2021, primarily due to the purchases of, and sales of investments in U.S. Treasury securities were approximately $1,000 each.

Net cash provided by investing activities was $3,460,000 for the three months ended March 31, 2020, primarily due to the proceeds from sales of investments in U.S. Treasury securities and equity related securities of $5,180,000. This was partially offset by the purchases of investments of $1,720,000.

We anticipate our capital expenditures for 2021 will be minimal.

Cash flows from financing activities

Net cash used in financing activities was $162,000 for the three months ended March 31, 2021, due entirely to cash used to settle equity awards. Net cash used in financing activities was $1,205,000 for the three months ended March 31, 2020, due entirely to purchases of our treasury stock.

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

We do not provide maintenance or other services and do not have sales that involve bill & hold arrangements, multiple elements or deliverables. However, we do provide product warranty for up to 90 days, for which we have accrued a warranty reserve of $2,000 and $2,000 at March 31, 2021 and December 31, 2020, respectively.

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

For the year ended December 31, 2020, we reviewed the current fair value of our assets and concluded no adjustments were needed. Additionally, no adjustments were recorded for the three months ended March 31, 2021. We will continue to assess our long-lived assets to ensure the carrying amount of these assets is still appropriate given any changes in the asset usage, marketplace and other factors used in determining the current fair value.

The Company is pursuing the sale of our parcel of land located in Batavia, Illinois. Although the Company cannot assure the timing of this sale, the property was classified as current asset held for sale at March 31, 2021 and December 31, 2020, as it is our intention to complete this sale within the next twelve-month period. We cannot guarantee that we will be able to successfully complete the sale or lease of this asset.

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

We determine our normal operating capacity and record as an expense costs attributable to lower utilization of equipment and staff. For the three months ended March 31, 2021and 2020, we determined that we were not operating at capacity and recorded costs associated with lower utilization of equipment and staff of $26,000 and $39,000, respectively. It is likely we will incur additional adjustments for lower utilization of our equipment and staff in 2021.

Investments

We invest our available cash primarily in U.S. Treasury securities, investment grade commercial paper, FDIC guaranteed certificates of deposit, common stock, preferred stock, equity-related securities and corporate notes. Investments classified as available-for-sale debt securities are carried at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Investments in common stock, preferred stock and equity-related securities are reported at fair value, with both realized and unrealized gains and losses recorded in other income in the consolidated statements of operations. Investments in which we have the ability and intent, if necessary, to liquidate are classified as short-term.

We review our available-for-sale debt securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When we conclude that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the consolidated statement of operations. As of March 31, 2021 and 2020, no impairment was recorded.

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

Based on the fair value of the common stock at March 31, 2021, there was $74,775 of intrinsic value arising from 18,250 stock options exercisable and outstanding.

We allocate stock-based compensation costs using a straight-line method, which amortizes the fair value of each award on a straight-line basis over the service period.

Income tax valuation allowance

In accordance with ASC 740 “Accounting for Income Taxes” (“ASC 740”), we evaluate our deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted. Evaluating the need for and amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all positive and negative evidence available to determine whether all or some portion of the deferred tax assets will not be realized. A valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50%) that they will not be realized. In general, “realization” refers to the incremental benefit achieved through the reduction in future taxes payable or an increase in future taxes refundable from the deferred tax assets, assuming that the underlying deductible differences and carryforwards are the last items to enter into the determination of future taxable income. In determining our valuation allowance, we consider the source of taxable income including taxable income in prior carryback years, future reversals of existing temporary differences, the required use of tax planning strategies, and future taxable income exclusive of reversing temporary differences and carryforwards. We are in a cumulative loss position for the past three years, which is considered significant negative evidence by the accounting standards that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. The accounting standards attribute greater weight to objective verifiable evidence than to subjective positive evidence, such as our projections for future growth. Based on an evaluation in accordance with the accounting standards, as of March 31, 2021, a valuation allowance has been recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all available evidence. Any U.S. tax benefits or tax expense recorded on the consolidated statement of operations will be offset with a corresponding adjustment from the use of the NOL carryforward asset which currently has a full valuation allowance. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the Condensed Consolidated Financial Statements for a discussion of new accounting standards.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For the three months ended March 31, 2021, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Management’s evaluation of disclosure controls and procedures

Based on evaluations at March 31, 2021, our chief executive officer and acting chief financial officer (the “certifying officer”), with the participation of the management team, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our certifying officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting

The certifying officer has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 6. EXHIBITS

The exhibits filed or incorporated by reference as a part of this report are listed in the Exhibit Index which appears following the signature page to this Quarterly Report on Form 10-Q and is incorporated by reference.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rubicon Technology, Inc.

Date: May 17, 2020	By:	/s/ Timothy E. Brog
Timothy E. Brog
President, Chief Executive Officer and Acting Chief Financial Officer

EXHIBIT INDEX

The Exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Incorporation by Reference

3.1	Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to the registrant’s Registration Statement on Form S-1/A, filed on November 1, 2007 (File No. 333-145880)

3.2	Amendment No. 1 to Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 29, 2011 (File No. 1-33834)

3.3	Amendment No. 2 to Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed on May 4, 2017 (File No. 1-33834)

3.4	Second Amended and Restated Bylaws of Rubicon Technology, Inc.	Filed as Exhibit 3.3 to the registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2016 (File No. 1-33834)

3.5	Certificate of Designations of Series A Junior Participating Preferred Stock of Rubicon Technology, Inc. filed with the Secretary of State of Delaware on December 18, 2017.	Filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed on December 18, 2017 (File No. 1-33834)

3.6	Amendment No. 3 to Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed on May 15, 2018 (File No. 1-33834)

31.1*	Certification of Chief Executive Officer and Acting Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed electronically with this Quarterly Report on Form 10-Q

