Form 10-Q
period 2021-09-30
Rubicon Technology, Inc.
filed 2021-11-15
CIK 1410172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 1, 2021, the Registrant had 2,445,681 shares of common stock, par value $.001 per share, outstanding.

RUBICON TECHNOLOGY, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended September 30, 2021

i

PART I FINANCIAL INFORMATION

Rubicon Technology, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(unaudited)
	(in thousands, other than share and per share data)
Assets
Cash and cash equivalents	$10,877	$11,130
Short-term investments	14,749	14,748
Accounts receivable, net	957	386
Inventories	703	1,073
Other inventory supplies	134	140
Prepaid expenses and other current assets	125	284
Assets held for sale	529	529
Total current assets	28,074	28,290
Inventories, non-current	468	468
Property and equipment, net	2,333	2,482
Total assets	$30,875	$31,240

Liabilities and stockholders’ equity
Accounts payable	$596	$497
Accrued payroll	344	211
Accrued and other current liabilities	237	201
Corporate income and franchise taxes	323	307
Accrued real estate taxes	57	71
Advance payments	—	18
Total current liabilities	1,557	1,305
Total liabilities	1,557	1,305

Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $.001 par value, 1,000,000 undesignated shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 8,200,000 shares authorized; 2,994,709 and 2,971,283 shares issued; 2,445,681 and 2,422,225 shares outstanding, respectively	29	29
Additional paid-in capital	376,645	376,456
Treasury stock, at cost, 549,028 and 549,028 shares	(15,147)	(15,147)

Accumulated deficit	(332,209)	(331,403)
Total stockholders’ equity	29,318	29,935
Total liabilities and stockholders’ equity	$30,875	$31,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Technology, Inc.

Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(unaudited)
	(in thousands, other than share and per share data)
Revenue	$1,302	$892	$2,646	$3,008
Cost of goods sold	915	659	1,935	2,168
Gross profit	387	233	711	840
Operating expenses:
General and administrative	415	406	1,691	1,262
Sales and marketing	35	71	172	213
Gain on sale or disposal of assets	(243)	-	(613)	(1,823)
Income (loss) from continuing operations	180	(244)	(539)	1,188
Other income:
Interest income	1	3	4	109
Realized loss on investments	—	—	—	(1,824)
Realized gain on foreign currency translation	—	140	—	132
Total other income (loss)	1	143	4	(1,583)
Income (loss) before income taxes from continuing operations	181	(101)	(535)	(395)
Income tax expense	—	3	—	12
Income (loss) from continuing operations	$181	$(104)	$(535)	$(407)
Loss from operations of discontinued operations, net of taxes	(61)	(92)	(271)	(287)
Net income (loss)	$120	$(196)	$(806)	$(694)

Net income (loss) per common share: basic
Continuing operations	$0.08	$(0.04)	$(0.22)	$(0.16)
Discontinued operations	$(0.03)	$(0.04)	$(0.11)	$(0.11)
Net income (loss) per common share: diluted
Continuing operations	$0.08	$(0.04)	$(0.22)	$(0.16)
Discontinued operations	$(0.03)	$(0.04)	$(0.11)	$(0.11)
Weighted average common shares outstanding used in computing net income (loss) per common share
Basic	2,445,438	2,439,309	2,437,629	2,527,574
Diluted	2,445,438	2,439,309	2,437,629	2,527,524

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Technology, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(unaudited)
	(in thousands)
Income (loss) from continuing operations	$181	$(104)	(535)	$(407)
Loss from discontinued operations	(61)	(92)	(271)	(287)
Net income (loss)	120	(196)	(806)	(694)
Other comprehensive loss	—	—	—	—
Comprehensive income (loss)	$120	$(196)	$(806)	$(694)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Technology, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2021 and 2020

	Common stock		Treasury stock			Stockholders’ equity
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accum other comp loss	Accum deficit	Total stockholders’ equity
	(in thousands other than share data)
Balance at January 1, 2020	2,955,253	$29	(253,082)	$(12,749)	$376,306	$(1)	$(330,340)	$33,245
Stock-based compensation	—	—	—	—	13	—	—	13
Purchase of treasury stock, at cost	—	—	(229,778)	(1,868)	—	—	—	(1,868)
Net loss	—	—	—	—	—	—	(498)	(498)
Balance at June 30, 2020	2,955,253	$29	(482,860)	$(14,617)	$376,319	$(1)	$(330,838)	$30,892
Stock-based compensation	3,597	—	—	—	33	—	—	33
Purchase of treasury stock, at cost	—		(66,168)	(531)	—	—	—	(531)
Net loss	—	—	—	—			(196)	(196)
Balance at September 30, 2020	2,958,850	$29	(549,028)	$(15,148)	$376,352	$(1)	$(331,034)	$30,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common stock		Treasury stock			Stockholders’ equity
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accum other comp loss	Accum deficit	Total stockholders’ equity
	(in thousands other than share data)
Balance at January 1, 2021	2,971,283	$29	(549,028)	$(15,147)	$376,456	$—	$(331,403)	$29,935
Stock-based compensation	—	—	—	—	341	—	—	341
Common stock issued, net of shares withheld for employee taxes	16,600	—	—	—	(162)	—	—	(162)
Net loss	—	—	—	—	—	—	(807)	(807)
Balance at March 31, 2021	2,987,883	$29	(549,028)	$(15,147)	$376,635	$—	$(332,210)	$29,307
Common stock issued, net of shares withheld for employee taxes	6,340	—	—	—	10	—	—	10
Net loss	—	—	—	—	—	—	(120)	(120)
Balance at June 30, 2021	2,994,223	$29	(549,028)	$(15,147)	$376,645	$—	$(332,329)	$29,198
Common stock issued, net of shares withheld for employee taxes	486	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	120	120
Balance at September 30, 2021	2,994,709	$29	(549,028)	$(15,147)	$376,645	$—	$(332,209)	$29,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Technology, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2021	2020
	(unaudited) (in thousands)
Cash flows from operating activities
Loss from continuing operations	$(535)	$(407)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) continuing operations
Depreciation and amortization	108	114
Gain on sale or disposal of assets	(613)	(1,823)
Stock-based compensation	371	46
Realized loss on equity investments, net	—	1,824
Changes in operating assets and liabilities:
Accounts receivable	(536)	23
Inventories	312	663
Other inventory supplies	5	1
Prepaid expenses and other assets	150	346
Accounts payable	78	(414)
Accrued payroll	132	(19)
Accrued real estate taxes	(13)	(60)
Corporate income and franchise taxes	15	7
Advanced payments	(18)	(16)
Accrued and other current liabilities	39	(167)
Net cash provided by (used in) continuing operations	(505)	118
Cash flows from discontinued operations	(178)	72

Cash flows from investing activities
Purchase of property and equipment	—	(2)
Proceeds from sale or disposal of assets	613	4,769
Purchases of investments	(3)	(2,779)
Proceeds from sale of investments	2	1,666
Net cash provided by investing activities	612	3,654

Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(182)	—
Purchases of treasury stock	—	(2,399)
Net cash used in financing activities	(182)	(2,399)

Net increase (decrease) in cash, cash equivalents and restricted cash	(253)	1,446
Cash, cash equivalents and restricted cash, beginning of period	11,130	8,880
Cash, cash equivalents and restricted cash, end of period	$10,877	$10,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Technology, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2021 and 2020

1. BASIS OF PRESENTATION

Interim financial data

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements and should be read in conjunction with Rubicon Technology, Inc.’s (the “Company”) annual report filed on Form 10-K for the fiscal year ended December 31, 2020. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Consolidated operating results for the three and nine-month periods ended September 30, 2021, are not necessarily indicative of results that may be expected for the year ending December 31, 2021.

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

No shares of the Company’s common stock were repurchased during the nine months ended September 30, 2021. The dollar value of shares that may yet to be purchased under the program is $3,000,000.

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

Inventories of continuing operations consisted of the following:

	September 30, 2021	December 31, 2020
	(in thousands)
Raw materials	$468	$468
Work-in-process	300	614
Finished goods	403	400
	$1,171	$1,482

Inventories of discontinued operations was approximately $0 and $59,000, as of September 30, 2021 and December 31, 2020, respectively.

As of September 30, 2021 and December 31, 2020, the Company made the determination that raw material inventories were such that the likelihood of significant usage within the current year was doubtful and classified such raw material inventories as non-current in the reported financial statements.

Property and equipment

Property and equipment consisted of the following:

	September 30, 2021	December 31, 2020
	(in thousands)
Machinery, equipment and tooling	$3,296	$3,296
Buildings	1,711	1,711
Information systems	818	818
Land and land improvements	594	594
Furniture and fixtures	8	8
Total cost	6,427	6,427
Accumulated depreciation and amortization	(4,094)	(3,945)
Property and equipment, net	$2,333	$2,482

As of September 30, 2021 and December 31, 2020, the property and equipment of the discontinued operations was $0 and less than $41,000, respectively.

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

For the year ended December 31, 2020, the Company reviewed the current fair value of its assets and concluded no adjustments were needed. Additionally, no adjustments were recorded for the three and nine months ended September 30, 2021. The Company will continue to assess its long-lived assets to ensure the carrying amount of these assets is still appropriate given any changes in the asset usage, marketplace and other factors used in determining the current fair value.

During the nine months ended September 30, 2020, the Company completed the sale of its Malaysian facility for a sale price of Ringgit Malaysia 20,750,000. The Company realized net proceeds of approximately Ringgit Malaysia 20,364,000 (approximately $4,800,000 based on the exchange rate on September 30, 2020 of $1=MYR4.27) after the payment of consent fees, real estate taxes, brokerage and legal fees, transfer and other expenses. The Company recorded a gain on the disposal of the Malaysian facility of approximately $1,800,000.

The Company completed a sale of excess consumable assets in the amount of approximately $243,000 and $613,000 during the three months and nine months ended September 30, 2021.

The Company is pursuing the sale of its remaining parcels of land in Batavia, Illinois. Although the Company cannot assure the timing of this sale, this property was classified as current assets held for sale at September 30, 2021 and December 31, 2020, as it is the Company’s intention to complete this sale within the next twelve-month period. The Company cannot guarantee that it will be able to successfully complete the sale or lease of any assets.

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

The Company does not provide maintenance or other services and it does not have sales that involve bill & hold arrangements, multiple elements or deliverables. However, the Company does provide product warranty for up to 90 days, for which the Company has accrued a warranty reserve of $1,000 and $2,000 at September 30, 2021 and December 31, 2020, respectively.

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

Basic net income (loss) per common share for the three months ended September 30, 2021 and 2020, were $.08 and $(.04) respectively. Basic net income (loss) per common share for the nine months ended September 30, 2021 and 2020, were $(.22) and $(.16) respectively. Diluted net income (loss) per common share for the three months ended September 30, 2021 and 2020, were $.08 and $(.04) respectively. Diluted net income (loss) per common share for the nine months ended September 30, 2021 and 2020, were $(.22) and $(.16) respectively. The Company had outstanding options exercisable into 7,000 and 19,500 shares of the Company’s common stock that would have had an anti-dilutive or immaterial effect at September 30, 2021 and 2020, respectively.

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

The following table presents the amortized cost and gross unrealized losses on all securities at September 30, 2021:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Short-term investments:
U.S. Treasury securities	$14,749	$—	$—	$14,749

The following table presents the amortized cost and gross unrealized losses on all securities at December 31, 2020:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Short-term investments:
U.S. Treasury securities	$14,749	$—	$1	$14,748

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2021:

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

In addition to the debt securities noted above, the Company had approximately $7,740,000 and $7,994,000 of time deposits included in cash and cash equivalents as of September 30, 2021 and December 31, 2020, respectively.

4. DISCONTINUED OPERATIONS: Closure of Direct Dose Rx

On June 24, 2021, the Company’s Board   of Directors decided effective immediately, to close its pharmacy operations dba Direct Dose Rx. Immediately thereafter, Direct Dose Rx began transitioning its customers to other providers and began the process of closing its operations. Direct Dose was launched as a start-up pharmacy primarily to deliver medications and vitamins to patients being discharged from skilled nursing facilities. The Company does not believe that the costs associated with such closure will be material. Based on the Company’s review and analysis of ASC 205-20 Presentation of Discontinued Operations it concluded to present the discontinued operations separately.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)

Revenues (discontinued operations)	$—	$226	$370	$559
Operating Expense (discontinued operations)	$55	$151	$295	$438
Loss from operations of discontinued operations, net of taxes	$(61)	$(92)	$(271)	$(287)

5. SIGNIFICANT CUSTOMERS

For the three months ended September 30, 2021, the Company had four customers individually that accounted for approximately 21%, 14%, 10%and 10% of revenue. For the three months ended September 30, 2020, the Company had three customers individually that accounted for approximately 33%, 17% and 10% of revenue. For the nine months ended September 30, 2021, the Company had three customers that accounted for approximately 24%, 18%and 12% of revenue. For the nine months ended September 30, 2020, the Company had four customers that accounted for approximately 22%, 15%, 12% and 10% of revenue. Our principal customers have been defense subcontractors, industrial manufacturers, fabricators, resellers and pharmacy benefit managers. No other customer accounted for 10% or more of the Company’s revenues during the three and nine months ended September 30, 2021 and 2020. We expect our sales to continue to be concentrated among a small number of customers. However, we also expect that our significant customers may change from time to time.

Customers individually representing more than 10% of trade receivables accounted for approximately 85% and 44% of accounts receivable as of September 30, 2021 and December 31, 2020, respectively.

6. STOCKHOLDERS’ EQUITY

Common shares reserved

As of September 30, 2021, the Company had reserved 8,800 and 3,030 shares of common stock for issuance upon the exercise of outstanding common stock options and vesting of RSUs, respectively. Also, 319,635 shares of the Company’s common stock were reserved for future grants of stock options and RSUs (or other similar equity instruments) under the Rubicon Technology, Inc. 2016 Stock Incentive Plan (the “2016 Plan”) as of September 30, 2021.

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

Pursuant to the 2016 Plan, 319,635 shares of the Company’s common stock plus any shares subject to outstanding awards under the 2007 Plan that subsequently expire unexercised, are forfeited without the delivery of shares or are settled in cash, will be available for issuance under the 2016 Plan. The 2016 Plan will automatically terminate on March 17, 2026, unless the Company terminates it sooner.

The following table summarizes the activity of the stock incentive and equity plans as of September 30, 2021, and changes during the nine months then ended:

	Shares available for grant	Number of options outstanding	Weighted- average option exercise price	Number of restricted stock and board shares issued	Number of RSUs outstanding
At January 1, 2021	296,105	20,100	$9.71	99,570	48,753
Granted	(38,330)	—	—	—	3,030
Exercised/issued	—	(11,250)	6.10	—	(3,750)
Cancelled/forfeited	61,860	(50)	44.10	—	(45,003)
At September 30, 2021	319,635	8,800	$14.13	99,570	3,030

The Company’s aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock. Based on the fair value of the common stock at September 30, 2021, there was $26,110 of intrinsic value arising from 7,000 in the money stock options exercisable and outstanding.

The Company uses the Black-Scholes option pricing model to value stock options. The Company uses historical stock price average to determine its volatility assumptions. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The expected term is based upon the vesting term of the Company’s options. The forfeiture rate of 36.13% is based on the history of forfeited options. The expense is allocated using the straight-line method. For the three and nine months ended September 30, 2021, the Company did not record any stock option compensation expense. For the three and nine months ended September 30, 2020, the Company recorded $2,000 and $8,000, respectively, of stock option compensation expense. As of September 30, 2021, the Company had $0 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s stock-based plans

As of December 31, 2020 and September 30, 2021, the Company did not have any non-vested options.

A summary of the Company’s RSUs for the nine month period ended September 30, 2021 is presented below:

	RSUs outstanding	Weighted average price at time of grant	Aggregate intrinsic value
Non-vested RSUs as of January 1, 2021	48,753	$6.31
Granted	3,030	9.90
Vested	(3,750)	—
Cancelled	(45,003)	6.20
Non-vested RSUs at September 30, 2021	3,030	$9.90	$30,000

The Company’s board of directors are compensated partially in cash and partially in restricted stock units. For the three and nine months ended September 30, 2021 and 2020, the Company recorded $7,500 and $22,500, respectively, of stock compensation expense related to restricted stock units.

As of September 30, 2021 and December 31, 2020, the Company did not recognize any expense for the granting of shares to employees of the Company as a bonus.

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

The Company is subject to taxation in the U.S. and in U.S. state jurisdictions. On a quarterly basis, the Company assesses the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment, and multiple factors, both positive and negative, are considered. For the period ended September 30, 2021, a valuation allowance has been included in the 2021 forecasted effective tax rate. The Company is in a cumulative loss position for the past three years, which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. Under the accounting standards, objective verifiable evidence is given greater weight than subjective evidence such as the Company’s projections for future growth. Based on an evaluation in accordance with the accounting standards, as of December 31, 2015, a valuation allowance has been recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all available evidence. At September 30, 2021, the Company continues to be in a three-year cumulative loss position, therefore, until an appropriate level of profitability is attained, the Company expects to maintain a full valuation allowance on its U.S. net deferred tax assets. Any U.S. tax benefits or tax expense recorded on the Company’s consolidated statements of operations will be offset with a corresponding adjustment from the use of the net operating loss (“NOL”) carry-forward asset which currently has a full valuation allowance. In the event that the Company changes its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

10. SEGMENT INFORMATION

The Company has determined that it operates in two segments, the sapphire and pharmacy (until June 2021) businesses.

Revenue is attributed by geographic region based on ship-to location of the Company’s customers. The following table summarizes revenue by geographic region:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)

North America	$1,247	$788	$2,356	$2,628
Asia	49	91	258	359
Other	6	13	32	21
Total revenue	$1,302	$892	$2,646	$3,008

The following table summarizes sales by product type:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)

Optical	$1,302	$892	$2,646	$3,008

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

Direct Dose Rx was a specialized pharmacy that provides prescription medications, over-the-counter drugs and vitamins to patients being discharged from skilled nursing facilities and hospitals and directly to retail customers who want such medications delivered to their home. The delivered products are sorted by the dose, date and time to be taken and come in easy to use perforated strip-packaging as opposed to separate pill bottles. Direct Dose Rx is currently licensed to operate in 11 states. The services offered by Direct Dose Rx used to benefits patients, skilled nursing facilities and hospitals by reducing the risk of hospital readmissions.

Historically, a significant portion of the Company’s revenue has been derived from sales to relatively few customers. For the three months ended September 30, 2021, the Company had three customers individually that accounted for approximately 33%, 17%10% of revenue. For the three months ended September 30, 2020, the Company had three customers individually that accounted for approximately 24%, 18% and 12% of revenue. For the nine months ended September 30, 2021, the Company had four customers that accounted for approximately 22%, 15%, 12% and 10% of revenue. For the nine months ended September 30, 2020, the Company had three customers that accounted for approximately 31%, 11%, and 11% of revenue.  Our principal customers have been defense subcontractors, industrial manufacturers, fabricators, resellers and pharmacy benefit managers. No other customer accounted for 10% or more of the Company’s revenues during the three and nine months ended September 30, 2021 and 2020. We expect our sales to continue to be concentrated among a small number of customers. However, we also expect that our significant customers may change from time to time.

Customers individually representing more than 10% of trade receivables accounted for approximately 85% and 44% of accounts receivable as of September 30, 2021 and December 31, 2020, respectively.

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

Direct Dose Rx revenue and expenses are currently not material to the consolidated financial information of the Company and therefore there is limited disclosure relating specifically to it. Based on the Company’s review and analysis of ASC 205-20 Presentation of Discontinued Operations it concluded to present the discontinued operations separately.

RESULTS OF CONSOLIDATED OPERATIONS THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

The following table sets forth our consolidated statements of continuing operations for the periods indicated:

	Three months ended September 30,
	2021	2020
	(in thousands)
Revenue	$1,302	$892
Cost of goods sold	915	659
Gross profit	387	233
Operating expenses:
General and administrative	415	406
Sales and marketing	35	71
Gain on sale or disposal of assets	(243)	-
Total operating expenses	207	477
Income (loss) from continuing operations	180	(244)
Other income	1	143
Income (loss) before income taxes from continuing operations	181	(101)
Loss from discontinued operations	(61)	(92)
Income tax expense	—	3
Net income (loss)	$120	$(196)

The following table sets forth our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Three months ended September 30,
	2021	2020
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	70	74
Gross profit	30	26
Operating expenses:
General and administrative	32	46
Sales and marketing	3	8
Gain on sale or disposal of assets	(19)	-
Total operating expenses	16	54
Income (loss) from continuing operations	14	(27)
Other income	—	16
Income (Loss) before income taxes from continuing operations	14	(11)
Loss from discontinued operations	(5)	(10)
Income tax expense	—	—
Net gain (loss)	9%	(21)%

Revenue.

Revenue from continuing operations was $1,302,000 and $892,000 for the three months ended September 30, 2021 and 2020, respectively, an increase of $410,000. This increase in revenue was primarily due to an increase in orders from the industrial sapphire business, due to by fluctuations in demand and timing of orders shipped.

Revenue from discontinuing operations was $0 and $226,000 for the three months ended September 30, 2021, and 2020, respectively, a decrease of $226,000. This decrease in revenue was due to the discontinuation of operations.

Gross profit.

Gross profit from continuing operations was $387,000 and $233,000 for the three months ended September 30, 2021 and 2020, respectively, an increase of $154,000. This increase in gross profit was due to increased sales.

Gross profit from discontinuing operations was $0 and $59,000 for the three months ended September 30, 2021 and 2020, respectively, a decrease of $59,000. This decrease in gross profit was the result of the discontinuation of operations.

General and administrative expenses.

General and administrative expenses from continuing operations were $415,000 and $406,000 for the three months ended September 30, 2021 and 2020, respectively, an increase of $9,000.

General and administrative expenses from discontinuing operations were $55,000 and $135,000 for the three months ended September 30, 2021, and 2020, respectively, a decrease of $80,000. This decrease was primarily attributable to a reduction in personnel expenses and the winding down of operations.

Sales and marketing expenses.

Sales and marketing expenses from continuing operations were $35,000 and $71,000 for the three months ended September 30, 2021 and 2020, respectively, a decrease of $36,000.

Sales and marketing expenses from discontinuing operations were $0 and $16,000 for the three months ended September 30, 2021 and 2020, respectively, a decrease of $16,000. This decrease was primarily attributable to the discontinuation of operations.

Gain on sale or disposal of assets. For the three months ended September 30, 2021, we recorded a gain on sale of excess consumable assets of $243,000. For the three months ended September 30, 2020 the Company recorded a gain on sale or disposal of $0.

Other income. Other income was $1,000 and $143,000 for the three months ended September 30, 2021 and 2020, respectively, a decrease of $142,000.

Income tax (benefit) expense. In accordance with ASC740 “Accounting for Income Taxes” (“ASC740”), we evaluate our deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted. At September 30, 2021, we continue to be in a three-year cumulative loss position; therefore, until an appropriate level of profitability is attained, we expect to maintain a valuation allowance on net deferred tax assets related to future U.S. tax benefits and will no longer accrue tax benefits or tax expense on our consolidated statements of operations. The tax provision for the three months ended September 30, 2021 is based on an estimated combined statutory effective tax rate. For the three months ended September 30, 2021, the difference between the Company’s effective tax rate of 0.23% and the U.S. federal 21% statutory rate and state 6.2% (net of federal benefit) statutory rate was primarily related to the change in our U.S.  NOL valuation allowances, U.S. research and development credit.

RESULTS OF CONSOLIDATED OPERATIONS NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

The following table sets forth our consolidated statements of continuing operations for the periods indicated:

	Nine months ended September 30,
	2021	2020
	(in thousands)
Revenue	$2,646	$3,008
Cost of goods sold	1,935	2,168
Gross profit	711	840
Operating expenses:
General and administrative	1,691	1,262
Sales and marketing	172	213
Gain on sale or disposal of assets	(613)	(1,823)
Total operating expenses	1,250	(348)
Income (loss) from continuing operations	(539)	1,188
Other income(loss)	4	(1,583)
Loss before income taxes from continuing operations	(535)	(391)
Loss from discontinued operations	(271)	(287)
Income tax expense	—	12
Net loss	$(806)	$(694)

The following table sets forth our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Nine months ended September 30,
	2021	2020
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	73	72
Gross profit	27	28
Operating expenses:
General and administrative	64	42
Sales and marketing	7	7
Gain on sale or disposal of assets	(23)	(61)
Total operating expenses	47)	(12)
Gain (loss) from continuing operations	(20	39
Other income	—	(52)
Loss before income taxes from continuing operations	(20)	(13)
Loss from discontinued operations	(10)	(10)
Income tax expense	—	—
Net loss	(30)%	(23)%

Revenue.

Revenue from continuing operations was $2,646,000 and $3,008,000 for the nine months ended September 30, 2021, and 2020, respectively, a decrease of $362,000. This decrease in revenue was primarily due to a decrease in orders from industrial sapphire business due to fluctuations in demand and timing of orders.

Revenue from discontinuing operations was $370,000 and $559,000 for the nine months ended September 30, 2021, and 2020, respectively, a decrease of $189,000. This decrease in revenue was primarily due to a decrease in orders and the winding down of operations.

Gross profit.

Gross profit from continuing operations was $711,000 and $840,000 for the nine months ended September 30, 2021, and 2020, respectively, a decrease of $129,000. This decrease in gross profit was the result of a decrease in orders from industrial sapphire business due to fluctuations in demand and timing of orders.

Gross profit from discontinuing operations was $33,000 and $151,000 for the nine months ended September 30, 2021, and 2020, respectively, a decrease of $118,000. This decrease in revenue was primarily due to a decrease in orders and the winding down of operations.

General and administrative expenses.

General and administrative expenses from continuing operations were $1,691,000 and $1,262,000 for the nine months ended September 30, 2021 and 2020, respectively, an increase of $429,000. This increase was primarily attributable to a non-cash stock grant expense of $333,000 in the nine months ended September 30, 2021, higher legal fees of $37,000 and an increase of insurance expense of $40,000. For the nine months ended September 30, 2020, there were no stock grants issued.

General and administrative expenses from discontinuing operations were $285,000 and $408,000 for the nine months ended September 30, 2021 and 2020, respectively, a decrease of $123,000. This decrease was primarily attributable to a reduction in personnel expenses and the winding down of operations.

Sales and marketing expenses.

Sales and marketing expenses from continuing operations were $172,000 and $213,000 for the nine months ended September 30, 2021 and 2020, respectively, a decrease of $41,000. The decrease was primarily due to a decrease of $27,000 in compensation expense.

Sales and marketing expenses from discontinuing operations were $10,000 and $30,000 for the nine months ended September 30, 2021 and 2020, respectively, a decrease of $20,000, primarily due to a reduction in personnel expenses and the winding down of operations.

Gain on sale or disposal of assets. For the nine months ended September 30, 2021, we recorded a gain on sale or disposal of $613,000 on the sales of excess equipment and consumable assets. For the nine months ended September 30, 2020 we recorded a gain on sale from the disposal on the sale of the Company’s Penang, Malaysia facility of approximately $1,800,000.

Other income. Other income from continuing operations was $4,000 and $(1,579,000) for the nine months ended September 30, 2021 and 2020, respectively, an increase of $1,583,000. This increase in other income was primarily due to realized losses on the Company’s equity related investments in the three months ended March 31, 2020.

Income tax (benefit) expenses from continuing operations. In accordance with ASC740 “Accounting for Income Taxes” (“ASC740”), we evaluate our deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted.

At September 30, 2021, we continue to be in a three-year cumulative loss position; therefore, until an appropriate level of profitability is attained, we expect to maintain a valuation allowance on net deferred tax assets related to future U.S. tax benefits and will no longer accrue tax benefits or tax expense on our consolidated statements of operations. The tax provision for the nine months ended September 30, 2021, is based on an estimated combined statutory effective tax rate. For the nine months ended September 30, 2021, the difference between the Company’s effective tax rate of -1.86% and the U.S. federal 21% statutory rate and state 6.2% (net of federal benefit) statutory rate was primarily related to the change in our U.S. NOL valuation allowances, U.S. research and development credit. The results from the discontinued operations are included in the total cumulative loss position.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations using a combination of issuances of common stock and cash generated from our operations. In addition to this, recently, we have used the funds obtained through selling our excess equipment to fund our operations.

As of September 30, 2021, we had cash, cash equivalents and short-term investments totaling $25,626,000, consisting of $7,740,000 in cash held in deposits at major banks, $3,137,000 invested in money market funds and $14,749,000 of short-term investments, which includes U.S. Treasury securities, investment grade commercial paper, FDIC guaranteed certificates of deposit, equity-related securities and corporate notes.

We anticipate our capital expenditures for 2021 will be minimal.

Cash flows from financing activities

Net cash used in continuing operations in financing activities was $182,000 for the nine months ended September 30, 2021, due entirely to cash used to settle equity awards. Net cash used in financing activities was $2,399,000 for the nine months ended September 30, 2020, which was due to purchases of our treasury stock. Net cash used in discontinuing operations in financing activities was $0 for the nine months ended September 30, 2021 and September 30, 2020.

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

We do not provide maintenance or other services and do not have sales that involve bill & hold arrangements, multiple elements or deliverables. However, we do provide product warranty for up to 90 days, for which we have accrued a warranty reserve of $1,000 and $2,000 at September 30, 2021 and December 31, 2020, respectively.

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

For the year ended December 31, 2020, we reviewed the current fair value of our assets and concluded no adjustments were needed. Additionally, no adjustments were recorded for the nine months ended September 30, 2021. We will continue to assess our long-lived assets to ensure the carrying amount of these assets is still appropriate given any changes in the asset usage, marketplace and other factors used in determining the current fair value.

The Company is pursuing the sale of its parcel of land in Batavia, Illinois. Although the Company cannot assure the timing of this sale, this property was classified as current assets held for sale at September 30, 2021 and December 31, 2020, as it is the Company’s intention to complete this sale within the next twelve-month period. The Company cannot guarantee that it will be able to successfully complete the sale or lease of this asset.

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

We review our available-for-sale debt securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When we conclude that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the consolidated statements of operations. As of September 30, 2021 and 2020, no impairment was recorded.

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

Based on the fair value of the common stock at September 30, 2021, there was $26,110 of intrinsic value arising from 7,000 stock options exercisable and outstanding.

We allocate stock-based compensation costs using a straight-line method, which amortizes the fair value of each award on a straight-line basis over the service period.

Income tax valuation allowance

In accordance with ASC 740 “Accounting for Income Taxes” (“ASC 740”), we evaluate our deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted. Evaluating the need for and amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all positive and negative evidence available to determine whether all or some portion of the deferred tax assets will not be realized. A valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50%) that they will not be realized. In general, “realization” refers to the incremental benefit achieved through the reduction in future taxes payable or an increase in future taxes refundable from the deferred tax assets, assuming that the underlying deductible differences and carry-forwards are the last items to enter into the determination of future taxable income. In determining our valuation allowance, we consider the source of taxable income including taxable income in prior carry-back years, future reversals of existing temporary differences, the required use of tax planning strategies, and future taxable income exclusive of reversing temporary differences and carry-forwards. We are in a cumulative loss position for the past three years, which is considered significant negative evidence by the accounting standards that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. The accounting standards attribute greater weight to objective verifiable evidence than to subjective positive evidence, such as our projections for future growth. Based on an evaluation in accordance with the accounting standards, as of September 30, 2021, a valuation allowance has been recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all available evidence. Any U.S. tax benefits or tax expense recorded on the consolidated statements of operations will be offset with a corresponding adjustment from the use of the NOL carry-forward asset which currently has a full valuation allowance. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the Condensed Financial Statements for a discussion of new accounting standards.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For the nine months ended September 30, 2021, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Management’s evaluation of disclosure controls and procedures

Based on evaluation at September 30, 2021, our chief executive officer and acting chief financial officer (the “certifying officer”), with the participation of the management team, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our certifying officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting

The certifying officer has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Rubicon Technology, Inc.

Date: November 15, 2021	By:	/s/ Timothy E. Brog
Timothy E. Brog President, Chief Executive Officer and Acting Chief Financial Officer

EXHIBIT INDEX

The Exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Incorporation by Reference

3.1	Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to the registrant’s Registration Statement on Form S-1/A, filed on November 1, 2007 (File No. 333-145880)

3.2	Amendment No. 1 to Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 29, 2011 (File No. 1-33834)

3.3	Amendment No. 2 to Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed on May 4, 2017 (File No. 1-33834)

3.4	Second Amended and Restated Bylaws of Rubicon Technology, Inc.	Filed as Exhibit 3.3 to the registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2016 (File No. 1-33834)

3.5	Certificate of Designations of Series A Junior Participating Preferred Stock of Rubicon Technology, Inc. filed with the Secretary of State of Delaware on December 18, 2017.	Filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed on December 18, 2017 (File No. 1-33834)

3.6	Amendment No. 3 to Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed on May 15, 2018 (File No. 1-33834)

31.1*	Certification of Chief Executive Officer and Acting Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed electronically with this Quarterly Report on Form 10-Q