Form 10-K
period 2021-12-31
Rubicon Technology, Inc.
filed 2022-03-28
CIK 1410172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, there were 2,008,720 shares of common stock outstanding held by non-affiliates of the registrant, with an aggregate market value of the common stock (based upon the closing price of these shares on the NASDAQ Capital Market) of approximately $19,082,840.

The number of shares of the registrant’s common stock outstanding as of the close of business on February 28, 2022 was 2,446,652.

Documents incorporated by reference:

Portions of the Registrant’s Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K provided, that if such Proxy Statement is not filed with the Commission within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed no later than the end of such 120-day period.

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

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Before investing in our common stock, investors should be aware that the occurrence of the risks, uncertainties and events described in the section entitled “Risk Factors” and elsewhere in this Annual Report could have a material adverse effect on our business, results of operations and financial condition. These risks and uncertainties include the adoption of sapphire as a material in new applications, our successful development and the market’s acceptance of new products; our ability to sell certain underutilized assets, and the prices we receive therefor; our ability to make effective acquisitions and successfully integrate newly acquired businesses into existing operations; our ability to effectively utilize net operating loss carryforwards; dependence on key customers; our ability to secure new business and retain customers; changes in demand or the average selling prices of sapphire products; the failure to achieve the margins we expect, whether due to our own operations or changes in the market for our products; our ability to successfully qualify our products with customers and potential customers; potential disruptions in our supply of electricity; changes in our product mix; the outcome of the testing of new products and processes or the testing of our existing products for new applications; the failure of third parties performing services for us to do so successfully; our ability to protect our intellectual property rights; the competitive environment; and the cost of compliance with environmental standards. Although we believe that the expectations reflected in the forward-looking statements are reasonable, forward-looking statements are inherently subject to known and unknown risks, including business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report, other than as may be required by applicable law or regulation. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

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

ITEM 1. BUSINESS OVERVIEW

Rubicon Technology, Inc. (“Rubicon” or the “Company”) currently consists of one operating subsidiary, Rubicon Technology Worldwide LLC (“RTW”). In June 2021 the operations of Rubicon DTP LLC (“Direct Dose” or DDRX”) were discontinued.

RTW is an advanced materials provider specializing in monocrystalline sapphire for applications in optical and industrial systems. Sapphire is a desirable material for high-performance applications due to its hardness and strength, transparency in the visible and infrared spectrum, thermal conductivity, thermal shock resistance, abrasion resistance, high melting point and chemical inertness. As a result, it is ideally suited for extreme environments in a range of industries where material durability is just as important as optical clarity. We believe that we continue to have a reputation as one of the highest quality sapphire sources in the market. We provide optical and industrial sapphire products in a variety of shapes and sizes, including round and rectangular windows, blanks, domes, tubes and rods.

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

We manage our operations and ship from our owned facility located in Bensenville, Illinois.

Our sapphire business operates in a very competitive market. Our ability to expand our optical and industrial business and the acceptance of new product offerings are difficult to predict. Our total sales backlog was approximately $1,735,000 and $747,000 as of December 31, 2021 and 2020, respectively.

In June 2021 the operations of Direct Dose Rx were discontinued. The costs associated with such closure were not material. Direct Dose Rx was a specialized pharmacy that provided prescription medications, over-the-counter drugs and vitamins to patients being discharged from skilled nursing facilities and hospitals and directly to retail customers who want such medications delivered to their home. The delivered products were sorted by the dose, date and time to be taken and come in easy to use perforated strip-packaging as opposed to separate pill bottles. Direct Dose Rx was licensed to operate in 11 states. The services offered by Direct Dose Rx benefited patients, skilled nursing facilities and hospitals by reducing the risk of hospital readmissions.

Rubicon is actively evaluating the acquisition of profitable companies in order to utilize our substantial net operating loss (“NOL”) tax carryforwards.

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

PRODUCTS

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

RESEARCH AND DEVELOPMENT

In 2021 and 2020, Rubicon did not incur any research and development (“R&D”) expenses and it currently does not have any plans for expenditures in 2022 related to R&D.

SALES AND MARKETING

We market and sell through our direct sales force to customers. Our direct sales team includes experienced and technically sophisticated sales professionals and engineers who are knowledgeable in the development, manufacturing and use of sapphire windows and other optical materials.

A key component of our marketing strategy is developing and maintaining strong relationships with our customers. We achieve this by working closely with our customers to optimize our products for their production processes. We believe that maintaining close relationships with our customers’ senior management and providing technical support improves customer satisfaction.

CUSTOMERS

Our principal customers have been defense subcontractors, industrial manufacturers, fabricators and resellers. A substantial portion of our sales have been to a small number of customers. In 2021, our top three customers (each 10% or greater of our revenues) accounted for, in the aggregate, approximately 46% of our revenue from our continuing operations and in 2020, the top four customers accounted for approximately 55% of our revenue from our continuing operations. Although we are attempting to diversify and expand our customer base, we expect our sales to continue to be concentrated among a small number of customers. However, we also expect that our significant customers may change from time to time. No other customer accounted for 10% or more of our sapphire revenues during 2021 or 2020 other than those referred to above.

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

COMPETITION

The markets for high-quality sapphire products are very competitive and have been characterized by rapid technological change. The products we sell must meet certain demanding requirements to succeed in the marketplace. Although we are a well-established sapphire provider, we face significant competition from other established providers of similar products as well as from new and potential entrants into our markets.

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

EMPLOYEES

As of December 31, 2021, we had 13 full-time employees. None of our employees are represented by a labor union. We consider our employee relations to be good.

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

We have incurred significant losses in prior periods and may incur significant losses in the future. These losses may have an adverse effect on our ability to attract new customers or retain existing customers. We have incurred net losses of $0.7 million, $1.1 million, $1.1 million, $17.8 million and $62.9 million in 2021, 2020, 2019, 2017 and 2016, respectively. Although we recorded net income of $963,000 in 2018, there can be no assurance that we will achieve profitability in future periods.

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

Rubicon Technology Worldwide

We rely on third parties for certain material and finishing steps for our products, including the slicing and polishing of our sapphire crystal.

In order to reduce product costs and improve cash flow, we use third parties for certain material and finishing functions for our products, including the slicing and polishing of our sapphire crystal inventory. These types of services are only available from a limited number of third parties. Our ability to successfully outsource these finishing functions will substantially depend on our ability to develop, maintain and expand our strategic relationship with these third parties. Any impairment in our relationships with the third parties performing these functions, in the absence of a timely and satisfactory alternative arrangement, could have a material adverse effect on our business, results of operations, cash flow and financial condition. In addition, we do not control any of these third parties or the operation of their facilities, and we may not be able to adequately manage and oversee the third parties performing our finishing functions. Accordingly, any difficulties encountered by these third parties that result in product defects, delays or defaults on their contractual commitments to us could adversely affect our business, financial condition and results of operations. In addition, their facilities may be vulnerable to damage or interruption from natural disasters, inclement weather conditions, power loss, acts of terrorism and similar events. A decision to close a facility without adequate notice as a result of these or other unanticipated problems at the facility could result in lengthy interruptions in their services to us; and any loss or interruption of these services could significantly increase our expenses, cause us to default on our obligations to our customers and/or otherwise adversely affect our business. Furthermore, the outsourcing of our finishing steps, such as slicing and polishing of wafers, may not continue to be available at reasonable prices or on commercially reasonable terms, or at all.

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

Our revenues and operating results have fluctuated in the past and are likely to fluctuate in the future. These fluctuations are due to a number of factors, many of which are beyond our control. In connection with the Board of Directors’ continuing review of alternatives with a goal of providing greater value to our stockholders, the Board decided to limit our business focus to the optical and industrial sapphire markets and to exit the LED and mobile device markets. The optical and industrial sapphire markets are smaller markets than our historical undertakings and there is no assurance that we will be able to successfully expand our optical and industrial sapphire business, or that such shift in focus will ultimately improve our profitability or operating results.

We depend on a few customers for a major portion of our sales and our results of operations would be adversely impacted if they reduce their order volumes.

Historically, we have earned, and believe that in the future we will continue to earn, a substantial portion of our revenue from a small number of customers. In 2021, our top three customers accounted for, in the aggregate, approximately 46% of our revenue from our continuing operations, and in 2020, our top four customers accounted for approximately 55% of our revenue from our continuing operations. If we were to lose one of our major customers or have a major customer significantly reduce its volume of business with us, our revenues and profitability would be materially reduced unless we are able to replace such demand with other orders promptly. We expect to continue to be dependent on our major customers, the number and identity of which may change from period to period.

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

All of our power consumption takes place in our manufacturing facility in the United States. Electricity prices could increase due to overall changes to the price of energy due to conditions in the Middle East, natural gas shortages in the U.S. and other economic conditions and uncertainties regarding the outcome and implications of such events. If electricity prices increase significantly, we may not be able to pass these price increases through to our customers on a timely basis, if at all, which could adversely affect our gross margins and results of operations.

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

COVID-19 has spread rapidly throughout the world, prompting governments and businesses to take unprecedented measures in response. Such measures have included restrictions on travel and business operations, temporary closures of businesses, and quarantines and shelter-in-place orders. The COVID-19 pandemic has significantly curtailed global economic activity and caused significant volatility and disruption in global financial markets. The Company maintains a limited staff of full-time employees in skilled technical, non-technical and key management positions. If employees become infected by the COVID-19 virus we may not be able to maintain normal business operations for an extended period of time.

The COVID-19 pandemic and the measures taken by many countries in response have adversely affected and could in the future materially adversely impact the Company’s business, results of operations, financial condition and stock price. Following the initial outbreak of the virus, the Company experienced disruptions to its manufacturing, supply chain and logistical services provided by outsourcing partners, resulting in temporary supply shortages that affected sales worldwide. The Company is heavily reliant on domestic and foreign supply chains to operate its businesses. The COVID-19 pandemic may limit and restrict our access to necessary products that are required to operate.

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

On February 7, 2022, we entered into a real estate sale contract to sell our parcel of land in Batavia, Illinois for $722,000 and expect our net proceeds, if the sale is consummated, after the payment of fees, real estate taxes, brokerage and legal fees, transfer and withholding taxes and other expenses to be approximately $600,000.

The closing of the sale of the Property is subject to certain conditions precedent. There is currently no anticipated closing date.

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

There are no outstanding material matters as of December 31, 2021 and through the date of this filing.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Capital Market under the symbol “RBCN”. The following table sets forth the high and low sales prices for our common stock as reported on the NASDAQ for the periods indicated:

	High	Low
Fiscal year ended December 31, 2021
First Quarter	$11.84	$9.18
Second Quarter	$11.92	$9.42
Third Quarter	$11.00	$8.60
Fourth Quarter	$10.75	$8.65

	High	Low
Fiscal year ended December 31, 2020
First Quarter	$9.16	$7.15
Second Quarter	$9.00	$7.25
Third Quarter	$8.85	$7.75
Fourth Quarter	$10.00	$8.39

Holders

As of February 28, 2022, our common stock was held by approximately 15 stockholders of record and there were 2,446,652 shares of our common stock outstanding.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain future earnings to finance the growth and development of our business and we do not anticipate declaring or paying any cash dividends in the foreseeable future. The declaration, payment and amount of any future dividends will be made at the discretion of our Board of Directors.

ITEM 6. [Reserved]

Disclosure under this item is not required as the registrant is a smaller reporting company.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In November 2018, our Board of Directors authorized a program to repurchase up to $3,000,000 of our common stock. As of July 2020, the Company used all of the original authorized $3,000,000.

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

There was no share repurchase activity during the year ended December 31, 2021.

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

OVERVIEW

Rubicon Technology, Inc. (“Rubicon” or the “Company”) currently consists of one operating subsidiary, Rubicon Technology Worldwide LLC (“RTW”). In June 2021 the operations of Rubicon DTP LLC (“Direct Dose Rx” or DDRX”) were discontinued.

RTW is an advanced materials provider specializing in monocrystalline sapphire for applications in optical and industrial systems. Sapphire is a desirable material for high-performance applications due to its hardness and strength, transparency in the visible and infrared spectrum, thermal conductivity, thermal shock resistance, abrasion resistance, high melting point and chemical inertness. As a result, it is ideally suited for extreme environments in a range of industries where material durability is just as important as optical clarity. We believe that we continue to have a reputation as one of the highest quality sapphire sources in the market. We provide optical and industrial sapphire products in a variety of shapes and sizes, including round and rectangular windows, blanks, domes, tubes and rods.

Historically, we have also provided sapphire products to the LED and mobile device markets, which are the largest markets for sapphire. However, given competitive pressures in those markets, in the fourth quarter of 2016 we announced our decision to focus on the optical and industrial sapphire markets and exit the LED market. Following this decision, we closed our Malaysia facility and scaled down and consolidated our remaining operations in the U.S. In the succeeding years we have completed individual sales and held auctions for assets located in Malaysia and at each of our U.S. properties, resulting in the sale of certain of our excess equipment and consumable assets. In December 2019 we entered into a purchase and sale agreement to sell our manufacturing facility located in Malaysia. In June 2020, the Company completed the sale of its Malaysian facility for net proceeds of approximately $4,800,000 after the payment of consent fees, real estate taxes, brokerage and legal fees, transfer and other expenses. The Company recorded a gain on the disposal of the Malaysian facility of approximately $1,800,000. In December 2020, Rubicon sold all of the outstanding shares of capital stock of its wholly owned subsidiary Rubicon Sapphire Technology (Malaysia) SDN BHD. The Company recorded a gain on the sale of $261,000. In February 2022, we entered into a real estate sale contract to sell our parcel of land in Batavia, Illinois (see Footnote 13). The closing of the sale of the Property is subject to certain conditions precedent. There is currently no anticipated closing date.

We manage our operations and ship from our owned facility located in Bensenville, Illinois.

Our sapphire business operates in a very competitive market. Our ability to expand our optical and industrial business and the acceptance of new product offerings are difficult to predict. Our total sales backlog was approximately $1,735,000 and $747,000 as of December 31, 2021 and 2020, respectively.

In June 2021 the operations of Direct Dose Rx were discontinued. The costs associated with such closure were not material. Direct Dose Rx was a specialized pharmacy that provided prescription medications, over-the-counter drugs and vitamins to patients being discharged from skilled nursing facilities and hospitals and directly to retail customers who want such medications delivered to their home. The delivered products were sorted by the dose, date, and time to be taken, and came in easy-to-use, perforated strip-packaging as opposed to separate pill bottles. Direct Dose Rx was licensed to operate in 11 states. The services offered by Direct Dose Rx benefited patients, skilled nursing facilities and hospitals by reducing the risk of hospital readmissions.

Rubicon is actively evaluating the acquisition of profitable companies in order to utilize our substantial net operating loss (“NOL”) tax carryforwards.

Rubicon Technology, Inc. is a Delaware corporation and was incorporated on February 7, 2001. Our common stock is listed on the NASDAQ Capital Market under the ticker symbol “RBCN.”

Historically, we have earned, and believe that in the future we will continue to earn, a substantial portion of our revenue from a small number of customers. For the year ended December 31, 2021, we had three customers individually that accounted for approximately 22%, 12%, and 12% of our revenue from our continuing operations. For the year ended December 31, 2020, we had four customers individually that accounted for approximately 21%, 13%, 11%, and 10% of our revenue from our continuing operations. Our principal customers have been defense subcontractors, industrial manufacturers, fabricators and resellers. Although we are attempting to diversify and expand our customer base, we expect our sales to continue to be concentrated among a small number of customers. However, we also expect that our significant customers may change from time to time. No other customer accounted for 10% or more of our revenues from our continuing operations during the years ended December 31, 2021 and 2020 other than those referred to above.

We sell our products on a global basis and historically derived a significant portion of our revenue from customers outside of North America, with the majority of our sales to the Asian and European markets. Following the decision to limit our focus to the optical and industrial sapphire markets, a major source of our revenue is derived from the North American market. For the year ended December 31, 2021, the North American and other markets accounted for 90% and 10% of our revenue, respectively. For the year ended December 31, 2020, the North American and other markets accounted for 88% and 12% of our revenue of continuing operations, respectively. All our revenue and corresponding accounts receivable are denominated in U.S. dollars. For more information about our revenues by geographic region, see Note 2 – Segment Information of our Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Other income (expense). Other income (expense) consists of interest income, gains and losses on investments, and currency translation.

Provision for income tax. We account for income taxes under the asset and liability method whereby the expected future tax consequences of temporary differences between the book value and the tax basis of assets and liabilities are recognized as deferred tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to be recognized. Our analysis of ownership changes that limit the utilization of our NOL carryforwards as of December 31, 2021, shows no impact on such utilization. We are in a cumulative loss position for the past three years which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. Based on an evaluation in accordance with the accounting standards, as of December 31, 2021 and 2020, a valuation allowance has been recorded against the net U.S. and Malaysia deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. Until an appropriate level of sustained profitability is attained, we expect to maintain a full valuation allowance on our U.S. and Malaysia net deferred tax assets. Any U.S. and Malaysia tax benefits or tax expense recorded on the Consolidated Statement of Operations will be offset with the corresponding adjustment from the use of the NOL carryforward asset which currently has a full valuation allowance. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

Stock-based compensation. The majority of our stock-based compensation relates primarily to our Board of Directors, executive and administrative personnel and is accounted for as a G&A expense. For the years ended December 31, 2021 and 2020, our stock-based compensation expense was $371,000 and $199,000, respectively.

RESULTS OF OPERATIONS

The following table sets forth our consolidated statements of continuing operations for the periods indicated:

	Year Ended
	December 31,
	2021	2020
	(in thousands)

Revenue	$4,061	$3,616
Cost of goods sold	2,798	2,608
Gross profit	1,263	1,008
Operating expenses:
General and administrative	2,130	1,942
Sales and marketing	210	280
Gain on sale or disposal of assets	(613)	(2,084)
Total operating expenses	1,728	138
Income (loss) from continuing operations	(464)	870
Other (expense) income	5	(1,580)
Loss before income taxes from continuing operations	(459)	(710)
Loss from discontinued operations, net of taxes	(271)	(340)
Income tax expense	-	13
Net loss	$(730)	$(1,063)

The following table sets forth our statements of operations as a percentage of total revenue for the periods indicated:

	Year Ended
	December 31,
	2021	2020

Revenue	100%	100%
Cost of goods sold	69	72
Gross profit	31	28
Operating expenses:
General and administrative	52	54
Sales and marketing	5	8
Gain on sale or disposal of assets	(15)	(58)
Total operating expenses	42	4
Income (loss) from continuing operations	(11)	24
Other expense	0	(44)
Loss before income taxes from continuing operations	(11)	(20)
Loss from discontinued operations, net of taxes	(7)	(9)
Income tax expense	-	-
Net loss	(18)%	(29)%

Comparison of years ended December 31, 2021 and 2020

Revenue. Revenue from continuing operations was $4,061,000 for the year ended December 31, 2021, and $3,616,000 for the year ended December 31, 2020, an increase of $445,000. This increase was due to an increase in sapphire sales. These sales are impacted by demand fluctuations as well as the timing of purchase orders and shipments.

Revenue from discontinued operations was $370,000 and $851,000 for the years ended December 31, 2021 and 2020, respectively. This decrease of $481,000 was primarily due to the discontinuation of operations in June 2021.

Gross profit (loss). Gross profit from continuing operations was $1,263,000 for the year ended December 31, 2021 and $1,008,000 for the year ended December 31, 2020, an increase of $255,000. The gross profit increase was due to the increase in revenue and efficiencies achieved by outsourcing various aspects of our production processes.

Gross profit from discontinued operations was $33,000 and $233,000, for the years ended December 31, 2021 and 2020, respectively. This decrease of $200,000 was due primarily to increased inventory cost and decreased reimbursement rates from plan benefit managers, as well as the discontinuation of operations.

General and administrative expenses. General and administrative expenses from continuing operations were $2,130,000 and $1,942,000 for the years ended December 31, 2021 and 2020 respectively, an increase of $188,000 which was primarily due to an increase in legal, audit, and other consulting fees of $87,000, an increase in insurance expense of $54,000, and an increase in employee compensation of $87,000, offset by a decrease in other administrative costs of $46,000.

General and administrative expenses from discontinued operations were $285,000 and $528,000 for the years ended December 31, 2021 and 2020, respectively. This decrease of $243,000 was primarily attributable to a reduction in personnel expenses and the winding down of operations.

Sales and marketing expenses. Sales and marketing expenses from continuing operations were $210,000 and $280,000 for the years ended December 31, 2021 and 2020, respectively, a decrease of $70,000. This was primarily due to a decrease in staffing.

Sales and marketing expenses from discontinued operations were $10,000 and $45,000, for the years ended December 31, 2021 and 2020, respectively. This decrease of $35,000 was primarily due to a decrease in staffing and the discontinuation of operations.

(Gain) loss on sale or disposal of assets. During 2021, the Company recorded a gain of $613,000 from the sale of excess equipment and consumable assets of continuing operations.

In June 2020, the Company completed the sale of its Malaysian facility resulting in net proceeds of approximately $4,800,000 million after the payment of consent fees, real estate taxes, brokerage and legal fees, transfer and other expenses. The Company recorded a gain on the disposal of the Malaysian facility of approximately $1,800,000. In December 2020, Rubicon sold all of the outstanding shares of capital stock of its wholly owned subsidiary Rubicon Sapphire Technology (Malaysia) SDN BHD for gross proceeds of approximately $775,000. The Company recorded a gain from such stock sale of $261,000.

The Company recorded a loss on the sale of assets from discontinued operations of $9,000 for the year ended December 31, 2021.

Long-lived asset impairment charges. We did not record any additional asset impairment expenses for the years ended December 31, 2021 and December 31, 2020. We will continue to assess our long-lived assets to ensure the carrying amount of these assets is still appropriate given any changes in the asset usage, marketplace and other factors used in determining the current fair value.

Other income (expense). Other income (expense) from continuing operations was $5,000 and $(1,580,000) for the years ended December 31, 2021 and 2020, respectively, an increase of $1,585,000. Other income in 2021 was comprised of interest income of $5,000. Other (expense) in 2020 was comprised of realized (loss) on investments of ($1,824,000) offset by interest income and a gain on foreign currency translation of $108,000 and $136,000, respectively, resulting in the net increase of $1,585,000.

Income tax (expense) benefit. We are subject to income taxes in the United States. On an annual basis, we assess the recoverability of deferred tax assets and the need for a valuation allowance. For the year ended December 31, 2021, a valuation allowance has been included in the 2021 forecasted effective tax rate. At December 31, 2021, we continue to be in a three-year cumulative loss position; therefore, as of December 31, 2021, we maintained a full valuation allowance on our United States net deferred tax assets and until an appropriate level of profitability is attained, we expect to maintain a full valuation allowance going forward. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”) which, among other provisions, reduced the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. The SEC issued guidance, Staff Accounting Bulletin 118, on accounting for the tax effects of the Act. The guidance allowed us to record provisional amounts for those impacts, with the requirement that the accounting be completed in a period not to exceed one year from the date of enactment. We have completed our accounting for the tax effects of the enactment of the Act. The deemed inclusion from the repatriation tax was $5.0 million at the time the calculation was finalized for the tax return. As we are in a full valuation allowance position (as described above), an equal benefit adjustment was recorded for the impact of the increase of the deemed repatriation tax. The tax provision for the years ended December 31, 2021 and 2020 is based on an estimated combined statutory effective tax rate. For the years ended December 31, 2021 and 2020, we recorded a tax expense of $0 and $13,000, respectively, for an effective tax rate of 0.0% and 1.0%, respectively. For the years ended December 31, 2021 and 2020, the difference between our effective tax rate and the U.S. federal 21% statutory rate and state 7.4% (net of federal benefit) statutory rate was primarily related to the change in our U.S. and Malaysia NOL valuation allowances, U.S. R&D credit, Malaysia foreign tax rate differential and Malaysia withholding taxes.

At December 31, 2021, we had separate Federal, Illinois and Indiana NOL carryforwards of $189 million, $181 million, and $655,000, respectively. The Federal and Illinois NOLs began to expire in 2021 and the Indiana NOL will begin to expire in 2039. With the adoption of ASU 2016-09 in 2017, we recorded a deferred tax asset related to $26,400,000 of unrecorded Federal and State NOLs attributable to stock option exercises. NOLs attributable to the stock option exercise were fully offset by the valuation allowance (as described above). We have recorded an uncertain tax position of $2,600,000 that further reduces the net operating loss deferred tax assets reported in the financial statements. In addition, at December 31, 2021, we had Federal research and development credits of $662,000, which will begin to expire in 2028.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations using a combination of issuances of common stock and cash generated from our operations.

As of December 31, 2021, we had cash equivalents and short-term investments totaling $26,011,000, including cash of $8,123,000 held in deposits at major banks, $3,137,000 invested in money market funds and $14,751,000 of short-term investments in U.S. Treasury securities.

We plan to limit our capital expenditures primarily to only those required under existing obligations or as otherwise necessary to realize value from the development, commercialization or sale of products.

Cash used in operating activities of continuing operations was $61,000 for the year ended December 31, 2021. The Company generated a net loss of $459,000, including non-cash items of $102,000, and an increase in cash from a decrease in net working capital of $500,000. The net working capital decrease was primarily driven by a decrease in inventories of $356,000, was a decrease in prepaid assets and other current assets of $108,000, and an increase in accrued payroll of $215,000. Additionally, there was an increase in accounts receivable of $236,000, which was the result of an increase in 3rd party trade receivables of $447,000 offset by a $211,000 decrease in amounts due from Direct Dose Rx.

Cash provided from operating activities of continuing operations was $181,000 for the year ended December 31, 2020. During 2020, there was a net loss of $723,000, including non-cash items of $91,000, and an increase in cash from a decrease in net working capital of $813,000. The net working capital decrease was primarily driven by a decrease in accounts receivable of $257,000, which was the result of a decrease in 3rd party trade receivables of $737,000 offset by a $480,000 increase in amounts due from Direct Dose Rx. Additionally, there was a decrease in prepaid expenses and other assets of $199,000 from refunded security deposits and purchases against a vendor credit partially offset by increased insurance premiums, as well as a decrease in accounts payable and accrued liabilities of $401,000 primarily from a $400,000 payment on hold at the end of the prior year.

Cash used in discontinued operations for the year ended December 31, 2021 of $262,000 was primarily the result of a net loss from discontinued operations of $271,000, as well as a decrease in inventories of $59,000 and an increase in accounts payable of $29,000. There was also a decrease in 3rd party trade receivables of $113,000, as well as a decrease in amounts owed to Rubicon of $211,000.

Cash provided by discontinued operations for the year ended December 31, 2020 of $116,000 was primarily the result of a net loss from discontinued operations of $340,000, an increase in accounts payable of $23,000, in addition to an increase in 3rd party trade receivables of $71,000, as well as an increase in amounts owed to Rubicon of $480,000.

Net cash provided from investing activities of continuing operations of $640,000 for the year ended December 31, 2021 was from the sale of excess equipment and consumable assets.

Net cash provided from investing activities of continuing operations was $4,536,000 for the year ended December 31, 2020. This increase in net cash was the result of the sale of the Company’s Malaysian facility for net proceeds of approximately $4,800,000 after the payment of consent fees, real estate taxes, brokerage and legal fees, transfer and other expenses assets, the sale of our Malaysia subsidiary for net proceeds of $744,000, the receipt by the Company of $1,700,000 from the sales of investments, offset by the use of $2,800,000 to purchase U.S. Treasury securities and marketable securities.

Cash flows from financing activities

Net cash used in financing activities of continuing operations was $187,000 for the year ended December 31, 2021, resulting from cash used to settle net equity awards of $187,000.

Net cash used in financing activities of continuing operations was $2,447,000 for the year ended December 31, 2020, driven by purchases of our treasury stock of $2,400,000 and cash used to settle net equity awards of $48,000.

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

Inventory valuation

We value our inventory at the lower of cost or net realizable value. Net realizable value is determined based on an estimated selling price in the ordinary course of business less reasonably predictable costs of completion and disposal. Raw materials cost is determined using the first-in, first-out method, and work-in-process and finished goods costs are determined on a standard cost basis which includes materials, labor and overhead. We establish inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based on customer required specifications. We evaluate the ability to realize the value of our inventory based on a combination of factors, including forecasted sales, estimated current and future market value and changes in customers’ product specifications. For the year ended December 31, 2021, we consumed inventory that had previously been reflected as excess or obsolete and recorded a reduction in the inventory reserve of $159,000 and a reduction to cost of goods sold for the same amount. For the year ended December 31, 2020, we consumed inventory that had previously been reflected as excess or obsolete and recorded a reduction in the inventory reserve of $44,000 and a reduction to cost of goods sold for the same amount. In addition, in 2021 we sold inventory that was valued at the lower of cost or market resulting in a reduction in both the lower of cost or market inventory reserve and cost of goods sold of $27,000. In 2020, we sold inventory that was valued at the lower of cost or market resulting in a reduction in both the lower of cost or market inventory reserve and cost of goods sold of $21,000. The excess and obsolete inventory reserve at December 31, 2021 was $7,749,000 compared to $7,908,000 at December 31, 2020.

We did not record any additional write-downs of consumable inventories for the years ended December 31, 2021 and 2020.

We did not record any additional adjustments of raw materials for the year ended December 31, 2021 and 2020, as we sold some of such raw materials at a price exceeding its book value.

Our method of estimating excess and obsolete inventory has remained consistent for all periods presented. If our recognition of excess or obsolete inventory is, or if our estimates of our inventory’s potential utility become, less favorable than currently expected, additional inventory reserves may be required.

As of December 31, 2021 and 2020, the Company made the determination that raw material inventories were such that the likelihood of significant usage within the current year was doubtful and reclassified such raw material inventories as non-current in the reported financial statements.

We determine our normal operating capacity and record as an expense costs attributable to lower utilization of equipment and staff. For the years ended December 31, 2021 and 2020, such expenses were $99,000 and $132,000, respectively.

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

We review our available-for-sale debt securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When we conclude that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Consolidated Statement of Operations. As of December 31, 2021, and 2020, no impairment was recorded.

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

In June 2020, the Company completed the sale of its Malaysian facility for a net sale price of approximately $4,800,000 (based on the exchange rate on June 30, 2020 of $1=MYR4.27) after the payment of consent fees, real estate taxes, brokerage and legal fees, transfer and other expenses. The Company recorded a gain on the disposal of the Malaysian facility of approximately $1,800,000. In December 2020, the Company completed the sale of all of the outstanding shares of capital stock of its wholly owned subsidiary Rubicon Sapphire Technology (Malaysia) SDN BHD. The company recorded a gain on such stock sale of $261,000.

On February 7, 2022, we entered into a real estate sale contract to sell our parcel of land in Batavia, Illinois for $722,000 and expect our net proceeds, if the sale is consummated, after the payment of fees, real estate taxes, brokerage and legal fees, transfer and withholding taxes and other expenses to be approximately $600,000. The closing of the sale of the property is subject to certain conditions precedent. While there is currently no anticipated closing date, we expect to complete the sale within the next twelve-month period. As such, this property was classified as current assets held for sale at December 31, 2021 and 2020.

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

We used a Monte Carlo simulation model valuation technique to determine the fair value of RSUs granted to a key executive pursuant to an employment agreement, because the awards vest based upon achievement of market price targets of our common stock. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each RSU. The daily expected stock price volatility is based on a four-year historical volatility of our common stock. The daily expected dividend yield is based on annual expected dividend payments. The average daily risk-free interest rate is based on the three-year treasury yield as of the grant date. Each of the tranches is calculated to have its own fair value and requisite service period. The fair value of each tranche is amortized over the requisite or derived service period, which is up to four years.

We allocate stock-based compensation costs relating to options using a straight-line method which amortizes the fair value of each option on a straight-line basis over the service period, but in no event less than the amount vested.

All option grants are granted at an exercise price per share equal to the closing market price of our common stock on the day before the date of grant. Therefore, there is no intrinsic value because the exercise price per share of each option was equal to the fair value of the common stock on the date of grant. Based on the fair value of the common stock on December 31, 2021, there was $7,000 of intrinsic value arising from 4,050 stock options exercisable or outstanding.

For more information on stock-based compensation, see Note 7 – Stock Incentive Plans to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Income tax valuation allowance

Evaluating the need for and amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all the positive and negative evidence available to determine whether all or some portion of the deferred tax assets will not be realized. A valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50%) that they will not be realized. In general, “realization” refers to the incremental benefit achieved through the reduction in future taxes payable or an increase in future taxes refundable from the deferred tax assets, assuming that the underlying deductible differences and carryforwards are the last items to enter into the determination of future taxable income. In determining our valuation allowance, we consider the source of taxable income including taxable income in prior carryback years, future reversals of existing temporary differences, the required use of tax planning strategies, and future taxable income exclusive of reversing temporary differences and carryforwards. We are in a cumulative loss position for the past three years which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. Under the accounting standards, verifiable evidence will have greater weight than subjective evidence such as our projections for future growth. Based on an evaluation in accordance with the accounting standards, as of December 31, 2021, a valuation allowance has been recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. Any U.S. and Malaysia tax benefit or tax expense recorded on the Consolidated Statement of Operations will be offset with a corresponding adjustment from the use of the NOL carryforward asset which currently has a full valuation allowance. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

Accounting for uncertainty in income taxes

We recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At December 31, 2021 and 2020, we had $1.1 million of unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on our financial statements as an offset to the valuation allowance related to tax positions taken in 2012. We recognize interest and/or penalties related to income tax matters in income tax expense. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2021 and 2020.

The Company is subject to taxation in the U.S. and in a U.S. state jurisdiction. Due to the existence of NOL carryforwards, tax years ended December 31, 2006, 2008, 2009 and 2012 through 2020 are open to examination by tax authorities for Federal purposes. Due to NOL carryforwards at the State level, tax years ended 2012 through 2020 are open to examination by state tax authorities.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and acting chief financial officer (“certifying officer”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the year covered by this report. Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including the chief executive officer and acting chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, our certifying officer concluded that these disclosure controls and procedures were effective as of December 31, 2021.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31,2021. In making this assessment, management used the criteria set forth in 2013 Internal Control—Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on management’s assessment using those criteria, as of December 31, 2021, management concluded that the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. The Company’s internal controls over financial reporting were not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Information required by Items 401, 405, 407(d)(4) and 407(d)(5) of Regulation S-K will be included under the captions “Proposal 1: Election of Directors,” “Executive Compensation – Executive Officers,” “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance – Committees of the Board of Directors and Meetings – Audit Committee” in our proxy statement for our 2022 Annual Meeting of Stockholders and is incorporated by reference herein. If such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed not later than the end of such 120-day period.

We have adopted a Code of Ethics that applies to all of our employees, officers and directors. If you would like a copy our Code of Ethics, write to Investor Relations, Rubicon Technology, Inc., 900 East Green Street, Bensenville, Illinois 60106, and a copy of the Code of Ethics will be provided to you, free of charge.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K will be included under the captions “Executive Compensation” and “Director Compensation” in our proxy statement for our 2022 Annual Meeting of Stockholders and is incorporated by reference herein. If such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed not later than the end of such 120-day period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table represents securities authorized for issuance under, the Rubicon Technology Inc. 2007 Stock Incentive Plan, as amended and restated, and the Rubicon Technology Inc. 2016 Stock Incentive Plan as of December 31, 2021.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under the equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	32,080	$14.16	304,731

(1)	The Rubicon Technology Inc. 2007 Stock Incentive Plan was approved by stockholders before our initial public offering. The Rubicon Technology Inc. 2016 Stock Incentive Plan was approved by stockholders in June 2016.

The information required by Item 403 of Regulation S-K will be included under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our proxy statement for our 2022 Annual Meeting of Stockholders and is incorporated by reference herein. If such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed not later than the end of such 120-day period.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K will be included under the caption “Certain Relationships and Related Party Transactions” in our proxy statement for our 2022 Annual Meeting of Stockholders and is incorporated by reference herein. The information required by Item 407(a) of Regulation S-K will be included under the caption “Corporate Governance - Director Independence” in our proxy statement for our 2022 Annual Meeting of Stockholders and is incorporated by reference herein. If such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed not later than the end of such 120-day period.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in our proxy statement for our 2022 Annual Meeting of Stockholders and is incorporated by reference herein. If such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed not later than the end of such 120-day period.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 2022.

Rubicon Technology, Inc.

By	/s/ Timothy E. Brog
Director, President, Chief Executive Officer and Acting Chief Financial Officer

KNOWN BY ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy E. Brog, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 2022.

Signature	Title

/s/ Timothy E. Brog	Director, President, Chief Executive Officer and Acting
Timothy E. Brog	Chief Financial Officer

/s/ Michael E. Mikolajczyk	Chairman of the Board of Directors
Michael E. Mikolajczyk

/s/ Susan Westphal	Director
Susan Westphal

/s/ Jefferson Gramm	Director
Jefferson Gramm

EXHIBIT INDEX

The Exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description	Incorporation by Reference

3.1	Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to the registrant’s Registration Statement on Form S-1/A, filed on November 1, 2007 (File No. 333-145880)

3.2	Amendment No. 1 to Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 29, 2011 (File No. 1-33834)

3.3	Amendment No. 2 to Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed on May 4, 2017 (File No. 1-33834)

3.4	Second Amended and Restated Bylaws of Rubicon Technology, Inc.	Filed as Exhibit 3.3 to the registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2016 (File No. 1-33834)

3.5	Certificate of Designations of Series A Junior Participating Preferred Stock of Rubicon Technology, Inc. filed with the Secretary of State of Delaware on December 18, 2017.	Filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed on December 18, 2017 (File No. 1-33834)

3.6	Amendment No. 3 to Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed on May 15, 2018 (File No. 1-33834)

4.1	Specimen Common Stock Certificate	Filed as Exhibit 4.1 to the registrant’s Registration Statement on Form S-1/A, filed on November 13, 2007 (File No. 333-145880)

4.2	Rights Agreement dated as of December 18, 2017, between Rubicon Technology, Inc. and American Stock Transfer & Trust Company, LLC, which includes the Form of Certificate of Designations of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.	Filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K, filed on December 18, 2017 (File No. 1-33834)

4.3	Amendment No. 1 to the Rights Agreement, dated as of December 18, 2020, between Rubicon Technology, Inc. and American Stock Transfer & Trust Company, LLC	Filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K, filed on December 18, 2020 (File No. 1-33834)

10.1*	Rubicon Technology, Inc. 2007 Stock Incentive Plan, as amended and restated, effective March 23, 2011	Filed as Exhibit 10.2 to the registrant’s Annual Report on Form 10-K, filed on March 13, 2014 (File No. 1-33834)

10.2*	Rubicon Technology, Inc. 2016 Stock Incentive Plan	Filed as Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A, filed on May 18, 2016 (File No. 1-33834)

10.3(a)*	Form of Notice of Stock Option Grant and Stock Option Agreement pursuant to Rubicon Technology, Inc. 2016 Stock Incentive Plan	Filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2016 (File No. 1-33834)

10.3(b)*	Form of Non-Employee Director Restricted Stock Agreement pursuant to Rubicon Technology, Inc. 2016 Stock Incentive Plan	Filed as Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2016 (File No. 1-33834)

10.3(c)*	Form of Restricted Stock Unit Agreement pursuant to Rubicon Technology, Inc. 2016 Stock Incentive Plan (with time-based vesting)	Filed as Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2016 (File No. 1-33834)

10.4*	Form of Indemnification Agreement for Directors and Executive Officers	Filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, filed on May 8, 2015 (File No. 1-33834)

10.5*	Executive Employment Agreement by and between Rubicon Technology, Inc. and Timothy E. Brog, dated as of March 1, 2017	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on March 16, 2017 (File No. 1-33834)

10.6*	Amended and Restated Executive Employment Agreement by and between Rubicon Technology, Inc. and Timothy E. Brog, dated as of May 12, 2017	Filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q, filed on May 12, 2017 (File No. 1-33834)

10.7	Stockholder’s Agreement dated as of November 16, 2017, by and among Rubicon Technology, Inc. and Bandera Partners LLC, Bandera Master Fund L.P., Gregory Bylinsky and Jefferson Gramm	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on November 16, 2017 (File No. 1-33834)

10.8	Asset Purchase Agreement, dated as of May 17, 2019, by and among Wellfount, Corporation, Rubicon DTP LLC and Rubicon Technology, Inc.	Filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, filed on August 14, 2019 (File No. 1-33834)

10.9	Sale and Purchase Agreement, dated as of December 19, 2019, by and among Rubicon Sapphire Technology (Malaysia) SDN. BHD., Rubicon Technology, Inc. and Computime (Malaysia) SDN. BHD	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on December 19, 2019 (File No. 1-33834)

10.10	Share Sale Agreement, dated December 9, 2020 between Rubicon Technology, Inc. and Kang Lan Hiang	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 9, 2020 (File No. 1-33834)

10.11*	Executive Employment Agreement by and between Rubicon Technology, Inc. and Kevin T. Lusardi, dated as of March 17, 2021	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on March 22, 2021 (File No. 1-33834)

10.12	Real Estate Sales Contract, dated as of February 9, 2022, between Rubicon Technology, Inc. and Capitol Trucking, Inc., a Texas corporation for the purchase of that parcel of real property commonly known as Fox Valley Business Park, Lot 101, Batavia, Illinois, 60510.	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on February 9, 2022 (File No. 1-33834)

21.1**	Subsidiaries of the Company

23.1**	Consent of Independent Registered Public Accounting Firm

24.1**	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1**	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	Inline XBRL Instance Document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement of the Company.

**	Submitted electronically with this Annual Report on Form 10-K.

Rubicon Technology, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Rubicon Technology, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rubicon Technology, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

The primary procedures we performed to address this critical audit matter included obtaining an understanding of management’s process for determining the carrying value at the lower of cost or net realizable value of inventory and testing that value, and also evaluating the expected consumption within one year from December 31, 2021 for presentation purposes. We evaluated the reasonableness of management’s forecasted consumption by comparing these forecasts to historical sales and inventory consumption, open orders, and performed a retrospective review of management’s estimates from the prior period.

/s/ Marcum llp

Marcum llp

US PCAOB ID#: 688

We have served as the Company’s auditor since 2017.

Chicago, Illinois

March 25, 2022

Rubicon Technology, Inc.

Consolidated Balance Sheets

	As of
	December 31,
	2021	2020
	(in thousands, other
	than share data)
Assets
Cash and cash equivalents	$11,260	$11,130
Short-term investments	14,751	14,748
Accounts receivable, net	719	386
Inventories	658	1,073
Other inventory supplies	133	140
Prepaid expenses and other current assets	167	284
Assets held for sale	529	529
Total current assets	28,217	28,290
Inventories, non-current	468	468
Property and equipment, net	2,301	2,482
Total assets	$30,986	$31,240
Liabilities and stockholders’ equity
Accounts payable	$545	$497
Accrued payroll	426	211
Accrued and other current liabilities	220	201
Corporate income and franchise taxes	327	307
Accrued real estate taxes	78	71
Advance payments	2	18
Total current liabilities	1,598	1,305
Commitments and contingencies (see Note 10)
Stockholders’ equity
Preferred stock, $0.001 par value, 1,000,000 undesignated shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value 8,200,000 shares authorized; 2,995,680 and 2,971,283 shares issued; 2,446,652 and 2,422,255 shares outstanding	29	29
Additional paid-in capital	376,640	376,456
Treasury stock, at cost, 549,028 and 549,028 shares	(15,147)	(15,147)
Accumulated other comprehensive loss	(1)	-
Accumulated deficit	(332,133)	(331,403)
Total stockholders’ equity	29,388	29,935
Total liabilities and stockholders’ equity	$30,986	$31,240

The accompanying notes are an integral part of these consolidated financial statements.

Rubicon Technology, Inc.

Consolidated Statements of Operations

	Year Ended
	December 31,
	2021	2020
	(in thousands, other
	than share data)

Revenue	$4,061	$3,616
Cost of goods sold	2,798	2,608
Gross profit	1,263	1,008
Operating expenses:
General and administrative	2,130	1,942
Sales and marketing	210	280
Gain on sale or disposal of assets and subsidiary	(613)	(2,084)
Income (loss) from continuing operations	(464)	870
Other (expense) income:
Interest income	5	108
Realized loss on marketable securities	-	(1,824)
Realized gain on foreign currency translation	-	136
Total other (expense) income	5	(1,580)
Loss before income taxes from continuing operations	(459)	(710)
Income tax expense	-	(13)
Loss from continuing operations	(459)	(723)
Loss from discontinued operations, net of taxes	(271)	(340)
Net loss	$(730)	$(1,063)

Net loss per common share: basic
Continuing operations	$(0.19)	$(0.29)
Discontinued operations	$(0.11)	$(0.14)
Net loss per common share: diluted
Continuing operations	$(0.19)	$(0.29)
Discontinued operations	$(0.11)	$(0.14)
Weighted average common shares outstanding used in computing net loss per common share
Basic	2,439,764	2,499,690
Diluted	2,439,764	2,499,690

The accompanying notes are an integral part of these consolidated financial statements.

Rubicon Technology, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended
	December 31,
	2021	2020
	(in thousands)

Loss from continuing operations	$(459)	$(723)
Loss from discontinued operations	(271)	(340)
Net loss	(730)	(1,063)
Other comprehensive income:
Unrealized gain (loss) on investments, net of taxes	(1)	1
Other comprehensive income (loss)	(1)	1
Comprehensive loss	$(731)	$(1,062)

The accompanying notes are an integral part of these consolidated financial statements.

Rubicon Technology, Inc.

Consolidated Statements of Stockholders’ Equity

	Common stock		Treasury stock			Stockholders’ equity
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accum other comp loss	Accum deficit	Total stockholders’ equity
	(in thousands other than share data)
Balance at January 1, 2020	2,955,253	$29	(253,082)	$(12,749)	$376,306	$(1)	$(330,340)	$33,245
Stock-based compensation	-	-	-	-	168	-	-	168
Restricted stock issued	3,597	-	-	-	30			30
Common stock issued, net of shares withheld for employee taxes	12,433	-	-	-	(48)	-	-	(48)
Purchase of treasury stock, at cost	-	-	(295,946)	(2,398)	-	-	-	(2,398)
Unrealized gain on investments, net of tax	-	-	-	-	-	1	-	1
Net loss	-	-	-	-	-	-	(1,063)	(1,063)

Balance at December 31, 2020	2,971,283	$29	(549,028)	$(15,147)	$376,456		$(331,403)	$29,935
Stock-based compensation	-	-	-	-	371	-	-	371
Common stock issued, net of shares withheld for employee taxes	24,397	-	-	-	(187)	-	-	(187)
Unrealized loss on investments, net of tax	-	-	-	-	-	(1)	-	(1)
Net loss	-	-	-	-	-	-	(730)	(730)
Balance at December 31, 2021	2,995,680	$29	(549,028)	$(15,147)	$376,640	$(1)	$(332,133)	$29,388

The accompanying notes are an integral part of these consolidated financial statements.

Rubicon Technology, Inc.

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2021	2020
	(in thousands)

Cash flows from operating activities
Loss from continuing operations	$(459)	$(723)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operations
Depreciation and amortization	140	152
Net gain on sale or disposal of assets and subsidiary	(613)	(2,084)
Realized loss on equity investments	-	1,824
Stock-based compensation	371	199
Changes in operating assets and liabilities:
Accounts receivable	(236)	257
Inventories	356	630
Other inventory supplies	6	-
Prepaid expenses and other assets	108	199
Accounts payable	19	(258)
Accrued payroll	215	159
Corporate income and franchise taxes	19	10
Accrued real estate taxes	7	(43)
Advance payments	(16)	2
Accrued and other current liabilities	22	(143)
Net cash provided by (used in) operating activities from continuing operations	(61)	181
Cash flows from discontinued operations	(262)	116

Cash flows from investing activities
Purchases of assets	-	(2)
Proceeds from sale or disposal of assets	643	4,909
Proceeds from sale or disposal of subsidiary	-	744
Purchase of investments	(6)	(2,782)
Proceeds from sale of investments	3	1,667
Net cash provided by investing activities	640	4,536
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(187)	(48)
Purchases of treasury stock	-	(2,399)
Net cash used in financing activities	(187)	(2,447)
Net effect of currency translation	-	(136)
Net increase in cash and cash equivalents	130	2,250
Cash and cash equivalents, beginning of year	11,130	8,880
Cash and cash equivalents, end of year	$11,260	$11,130
Supplemental disclosure of cash flow - none

The accompanying notes are an integral part of these consolidated financial statements.

Rubicon Technology, Inc.

Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

Rubicon Technology, Inc. (“Rubicon” or the “Company”) currently consists of one operating subsidiary, Rubicon Technology Worldwide LLC (“RTW”). In June 2021 the operations of Rubicon DTP LLC (“Direct Dose Rx” or DDRX”) were discontinued.

RTW is an advanced materials provider specializing in monocrystalline sapphire for applications in optical and industrial systems. RTW sells its products on a global basis to customers in North America, Europe and Asia. RTW maintains its operating facility in the Chicago metropolitan area.

In June 2021 the operations of Direct Dose Rx were discontinued. The costs associated with such closure were not material. Direct Dose Rx was a specialized pharmacy that provided prescription medications, over-the-counter drugs and vitamins to patients being discharged from skilled nursing facilities and hospitals and directly to retail customers who want such medications delivered to their home. The delivered products were sorted by the dose, date, and time to be taken and come in easy-to-use perforated strip-packaging as opposed to separate pill bottles. Direct Dose Rx was licensed to operate in 11 states. The services offered by Direct Dose Rx benefited patients, skilled nursing facilities and hospitals by reducing the risk of hospital readmissions.

Principles of consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries, Rubicon Technology Worldwide LLC, Rubicon Technology BP LLC, and Rubicon Sapphire Technology (Malaysia) SDN BHD., and the discontinued operations of Rubicon DTP LLC. In December 2020, the Company sold all of the outstanding shares of capital stock of its wholly owned subsidiary Rubicon Sapphire Technology (Malaysia) SDN BHD. In June 2021, the operations of Rubicon DTP LLC were discontinued. All intercompany transactions and balances have been eliminated in consolidation.

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

The Company reviews its available-for-sale debt securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. The Company considers various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, its ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When the Company concludes that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Consolidated Statements of Operations. As of December 31, 2021, and 2020, no impairment was recorded.

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

During the year ended December 31, 2020, the Company repurchased 295,946 shares at an average price of $8.10 per share. There was no share repurchase activity during the year ended December 31, 2021, and the approximate value of shares that may yet be purchased under the program remains at $3,000,000.

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

Accounts receivable is comprised of a net total of $719,000 and $386,000 for the years ended December 31, 2021 and 2020, respectively. The breakdown of accounts receivable for continuing operations and discontinued operations is as follows:

	Year Ended
	December 31,
	2021	2020
Continuing Operations:
Trade receivables	$732	$281
Allowance for doubtful accounts	(7)	(3)

Discontinued Operations:
Trade receivables	6	108
Allowance for doubtful accounts	(12)	-

Balance of accounts receivable, net	$719	$386

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

The Company establishes inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based on customer specifications. The Company evaluates the ability to realize the value of its inventory based on a combination of factors, including forecasted sales, estimated current and future market value and changes in customers’ product specifications. The Company’s method of estimating excess and obsolete inventory has remained consistent for all periods presented. The excess and obsolete inventory reserve at December 31, 2021 was $7,749,000 million compared to $7,908,000 million at December 31, 2020. For the year ended December 31, 2021, we consumed inventory that had previously been reflected as excess or obsolete and recorded a reduction in the inventory reserve of $159,000 and a reduction to cost of goods sold for the same amount. For the year ended December 31, 2020, we consumed inventory that had previously been reflected as excess or obsolete and recorded a reduction in the inventory reserve of $44,000 and a reduction to cost of goods sold for the same amount

The Company also carries a lower of cost or market inventory reserve based on net realizable value using most recent sales prices to determine market value. As of December 31, 2021 and 2020, the balance of the lower of cost or market reserve was $25,000 and $52,000, respectively, representing a decrease of $27,000 resulting from sales of related reserved inventory. In 2020 we sold inventory that was valued at the lower of cost or market resulting in a reduction in both the lower of cost or market inventory reserve and cost of goods sold of $21,000.

In 2020 and 2021, the Company used some of its previously written down two-inch diameter core material in production of optical and industrial sapphire wafers and did not record any additional adjustments for the years ended December 31, 2020 and December 31, 2021.

The Company evaluates the amount of raw material needed for future production based on expected crystal growth production needed to meet anticipated sales. The Company did not record any write-downs of its raw materials inventory for the years ended December 31, 2020 and December 31, 2021.

Inventories are composed of the following:

	As of
	December 31,
	2021	2020
	(in thousands)
Raw materials	$468	$468
Work-in-process	328	614
Finished goods	330	459
	$1,126	$1,541

As of December 31, 2021 and 2020, the Company made the determination that raw material inventories were such that the likelihood of significant usage within the current year was doubtful and reclassified such raw material inventories as non-current in the reported financial statements.

Inventories of discontinued operations was approximately $0 and $59,000 at years ended December 31, 2021 and 2020, respectively.

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

The Company entered into an agreement for the sale of its Malaysian facility in December 2019, which was completed in June 2020 for a net sale price of approximately $4,800,000 (based on the exchange rate on June 30, 2020 of $1=MYR4.27) after the payment of consent fees, real estate taxes, brokerage and legal fees, transfer and other expenses. The Company recorded a gain on the disposal of the Malaysian facility of approximately $1,800,000. In December, 2020, the Company completed the sale of all of the outstanding shares of capital stock (the “Capital Shares”) of its wholly owned subsidiary Rubicon Sapphire Technology (Malaysia) SDN. BHD. The company recorded a gain on the sale of $261,000.

On February 7, 2022, we entered into a real estate sale contract to sell our parcel of land in Batavia, Illinois for $722,000 and expect our net proceeds, if the sale is consummated, after the payment of fees, real estate taxes, brokerage and legal fees, transfer and withholding taxes and other expenses to be approximately $600,000. The closing of the sale of the Property is subject to certain conditions precedent. There is currently no anticipated closing date.

Property and equipment

Property and equipment consisted of the following:

	As of
	December 31,
	2021	2020
	(in thousands)
Machinery, equipment and tooling	$3,296	$3,343
Buildings	1,711	1,711
Information systems	819	835
Land and land improvements	594	594
Furniture and fixtures	7	8
Total cost	6,427	6,491
Accumulated depreciation and amortization	(4,126)	(4,009)
Property and equipment, net	$2,301	$2,482

Property and equipment are carried at cost and depreciated over their estimated useful lives using the straight-line method. The cost of maintenance and repairs is charged to expense as incurred. Significant renewals and improvements are capitalized. Depreciation expense associated with property and equipment was $140,000 and $152,000 for the years ended December 31, 2021 and 2020, respectively.

The estimated useful lives are as follows:

Asset description	Life
Buildings	39 years
Machinery, equipment and tooling	3-10 years
Furniture and fixtures	7 years
Information systems	3 years

As of December 31, 2021 and 2020, the property and equipment of the discontinued operations was $0 and less than $41,000, respectively.

Warranty cost

The Company’s sales terms include a warranty that its products will meet certain specifications. The Company records a current liability for the expected cost of warranty-related claims at the time of sale. The warranty reserve is included in accrued and other current liabilities on the Consolidated Balance Sheets.

The following table presents changes in the Company’s product warranty liability:

	Year Ended
	December 31,
	2021	2020
	(in thousands)
Balance, beginning of period	$1	$3
Charged to cost of sales	(9)	(20)
Actual product warranty expenditures	9	18
Balance, end of period	$1	$1

The Company does not provide maintenance or other services and it does not have sales that involve bill & hold arrangements, multiple elements or deliverables. However, the Company does provide product warranty for up to 90 days, for which the Company has accrued a warranty reserve of $1,000 and $1,000 for the years ended December 31, 2021 and 2020, respectively.

Fair value of financial instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable. The carrying values of these assets and liabilities approximate their fair values due to the short-term nature of these instruments at December 31, 2021 and 2020.

Concentration of credit risks and other risks and uncertainties

Financial instruments that could potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, short-term investments and accounts receivable. As of December 31, 2021, the Company had $8,100,000 on deposit at financial institutions in excess of amounts insured by the FDIC. This compares to $8,000,000 as of December 31, 2020. The Company performs a periodic evaluation of these institutions for relative credit standing. The Company has not experienced any losses in such accounts and management believes it is not exposed to any significant risk of loss on these balances.

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

Accounting for uncertainty in income taxes

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2021 and 2020.

The Company is subject to taxation in the U.S., Malaysia and in a U.S. state jurisdiction. Due to the existence of NOL carryforwards, tax years ended December 31, 2001 through 2006, 2008, 2009 and 2012 through 2020 are open to examination by tax authorities for Federal purposes. Due to NOL carryforwards at the State level, tax years ended 2008, 2009 and 2012 through 2020 are open to examination by state tax authorities. Tax years 2013 through 2019 are open to examination by the Malaysia Inland Revenue Board.

Income taxes

Deferred tax assets and liabilities are provided for temporary differences between financial reporting and income tax bases of assets and liabilities, and are measured using the enacted tax rates and laws expected to be in effect when the differences will reverse. Deferred income taxes also arise from the future benefits of NOL carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Full valuation allowances on net deferred tax assets are maintained until an appropriate level of profitability that generates taxable income is deemed sustainable or until a tax strategy is developed that would enable the Company to conclude that it is more likely than not that a portion of the deferred tax assets will be realizable. Based on an evaluation in accordance with the accounting standards, as of December 31, 2021 and 2020, a valuation allowance has been recorded against the net U.S. and Malaysia deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and those differences could be material.

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

Diluted net loss per common share was the same as basic net loss per common share for the years ended December 31, 2021 and December 31, 2020, because the effects of potentially dilutive securities were anti-dilutive.

New accounting pronouncements adopted

The Company has evaluated recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact the Company’s consolidated financial statements and related disclosures.

2. SEGMENT INFORMATION

Revenue is attributed by geographic region based on ship-to location of the Company’s customers. The following table summarizes revenue by geographic region:

	Year Ended
	December 31,
	2021	2020
	(in thousands)

North America	$3,671	$3,189
Asia	349	405
Other	41	22

Total revenue	$4,061	$3,616

The following table summarizes sales by product type:

	Year Ended
	December 31,
	2021	2020
	(in thousands)

Optical	$4,061	$3,611
Core	-	5

Total revenue	$4,061	$3,616

All of our assets were located in the United States for the years ended December 31, 2021 and 2020.

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

The following table presents the amortized cost, and gross unrealized gains and losses on all securities at December 31, 2021:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(in thousands)
Short-term investments:
U.S. Treasury securities	$14,751	$-	$-	$14,751
Total short-term investments	$14,751	$-	$-	$14,751

The following table presents the amortized cost, and gross unrealized gains and losses on all securities at December 31, 2020:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(in thousands)
Short-term investments:
U.S. Treasury securities	$14,748	$-	$-	$14,748
Total short-term investments	$14,748	$-	$-	$14,748

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$3,137	$-	$-	$3,137
Investments:
Available-for-sales securities—current:
U.S. Treasury securities	-	14,751	-	14,751

Total	$3,137	$14,751	$-	$17,888

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$3,136	$-	$-	$3,136
Investments:
Available-for-sales securities—current:
U.S. Treasury securities	-	14,748	-	14,748

Total	$3,136	$14,748	$-	$17,884

There are no terms or conditions restricting the Company from redeeming any of its investments.

In addition to the debt securities noted above, the Company had approximately $8,100,000 and $8,000,000 of time deposits included in cash and cash equivalents as of December 31, 2021 and 2020, respectively.

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

	Year Ended
	December 31,
	2021	2020
	(in thousands)

Revenues (discontinued operations)	$370	$851
Operating Expense (discontinued operations)	641	1,191
Loss from operations of discontinued operations, net of taxes	$(271)	$(340)

5. SIGNIFICANT CUSTOMERS

For the year ended December 31, 2021, the Company had three customers that accounted for approximately 22%, 12%, and 12% of its revenue from continuing operations. For the year ended December 31, 2020, the Company had four customers that accounted for approximately 21%, 13%, 11%, and 10% of its revenue from continuing operations.

Customers individually representing more than 10% of trade receivables accounted for approximately 80% and 44% of accounts receivable as of December 31, 2021 and 2020, respectively.

6. ASSETS HELD FOR SALE AND LONG-LIVED ASSETS

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

In June 2020, the Company completed the sale of its Malaysian facility for a net sale price of approximately $4,800,000 (based on the exchange rate on June 30, 2020 of $1=MYR4.27) after the payment of consent fees, real estate taxes, brokerage and legal fees, transfer and other expenses. The Company recorded a gain on the disposal of the Malaysian facility of approximately $1,800,000.

In December, 2020, the Company completed the sale of all of the outstanding shares of capital stock (the “Capital Shares”) of its wholly owned subsidiary Rubicon Sapphire Technology (Malaysia) SDN. BHD. The company recorded a gain on the sale of $261,000.

On February 7, 2022, we entered into a real estate sale contract to sell our parcel of land in Batavia, Illinois for $722,000 and expect our net proceeds, if the sale is consummated, after the payment of fees, real estate taxes, brokerage and legal fees, transfer and withholding taxes and other expenses to be approximately $600,000.

The closing of the sale of the Property is subject to certain conditions precedent. There is currently no anticipated closing date.

7. STOCKHOLDERS’ EQUITY

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

Common shares reserved

As of December 31, 2021, the Company had reserved 32,080 shares of common stock for issuance upon the exercise of outstanding common stock options and vesting of RSUs. Also, 304,731 shares of the Company’s common stock were reserved for future grants of stock options and RSUs (or other similar equity instruments) under the Rubicon Technology, Inc. 2016 Stock Incentive Plan (the “2016 Plan”) as of December 31, 2021.

8. STOCKHOLDER RIGHTS AGREEMENT

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

9. STOCK INCENTIVE PLANS

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

The following table summarizes the activity of the stock incentive and equity plans:

	Shares available for grant	Number of options outstanding	Weighted- average option exercise price	Number of restricted stock shares issued	Number of RSUs outstanding
Outstanding at January 1, 2020	276,386	22,839	$13.48	99,570	54,003
Granted	(24,627)	-	-	-	7,347
Exercised/issued	-	(2,250)	-	-	(3,597)
Canceled/forfeited	40,596	(489)	202.56	-	(9,000)
Outstanding at December 31, 2020	292,355	20,100	9.71	99,570	48,753
Granted	(59,580)	-	-	-	28,030
Exercised/issued	-	(15,000)	6.10	-	(3,750)
Canceled/forfeited	71,956	(1,050)	44.10	-	(45,003)
Outstanding at December 31, 2021	304,731	4,050	$14.16	99,570	28,030

There were no option grants made during 2021.

At December 31, 2021, the exercise prices of outstanding options were as follows:

Exercise price	Number of options outstanding	Average remaining contractual life (years)	Number of options exercisable
$6.10 - $8.34	3,250	5.16	3,250
$44.10	800	2.94	800

	4,050	3.20	4,050

There were no options that became vested in the year ended 2021. The aggregate grant date fair value of the options that became vested in the year ended 2020 was $30,000.

The following table summarizes the activity of non-vested options:

	Non- vested options	Weighted- average option exercise price
Non-vested at January 1, 2020	4,866	$6.10
Granted	-	-
Vested	(4,866)	6.10
Cancelled	-	-
Non-vested at December 31, 2020	-	-
Granted	-	-
Vested	-	-
Cancelled	-	-
Non-vested at December 31, 2021	-	$-

The Company’s aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock. Based on the fair value of the common stock at December 31, 2021 there was $7,000 of intrinsic value arising from 4,050 stock options exercisable or outstanding.

The Company used historical stock prices as the basis for its volatility assumptions. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The expected term for the year ended December 31, 2021, is based upon the Company’s median average life of its options. The forfeiture rate is based on the past history of forfeited options. The expense is being allocated using the straight-line method. For the year ended December 31, 2021, there was no recorded stock option compensation expense. As of December 31, 2021, there were no options granted, and all outstanding options awarded have been fully vested. For the year ended December 31, 2020, the Company recorded $14,000 of stock option compensation expense.

The following table summarizes the award vesting terms for the RSUs granted in 2021:

Number of RSUs	Target price
12,500	$12.00
12,500	$13.00

The RSUs vest in the amounts set forth below on the first date the 15-trading day average closing price of the Company’s common stock equals or exceeds the corresponding target price for the common stock before December 28, 2025. On the date of grant of RSUs to a key executive, the closing price of the common stock was $9.20. During the twelve months ended December 31, 2021, neither tranche vested.

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

Granted
December 2021
Daily expected stock price volatility	2.1383%
Daily expected dividend yield	0.0%
Average daily risk-free interest rate	0.0039%

The daily expected stock price volatility is based on a four-year historical volatility of the Company’s common stock. The daily expected dividend yield is based on annual expected dividend payments. The average daily risk-free interest rate is based on the three-year treasury yield as of the grant date. Each of the tranches is calculated to have its own fair value and requisite service period. The fair value of each tranche is amortized over the requisite or derived service period, which is up to four years. The RSUs granted in December 2021 had a grant date fair value of $151,000. There were no grants with market price targets issued in the year ended December 31, 2021.

A summary of the Company’s RSUs is as follows:

	RSUs outstanding	Weighted-average price at time of grant	Aggregate intrinsic value
Non-vested RSUs as of January 1, 2020	54,003	$6.56
Granted	7,347	8.34
Vested	(3,597)	8.34
Cancelled	(9,000)	8.36
Non-vested RSUs as of December 31, 2020	48,753	6.34
Granted	28,030	9.90
Vested	(3,750)	8.00
Cancelled	(45,003)	7.45
Non-vested RSUs at December 31, 2021	28,030	$7.28	$204,062

The fair value of each RSU is the market price on the date of grant and is being recorded as compensation expense ratably over the vesting terms or the expected achievement of market price targets based on the Monte Carlo simulation model. For the years ended December 31, 2021 and 2020, the Company recorded $30,000 and $38,000 of RSU expense, respectively. The RSUs are forfeited by a participant upon termination for any reason, and there is no proportionate or partial vesting in the periods between the vesting dates. As of December 31, 2021, there was $151,000 of unrecognized compensation cost related to the non-vested RSUs. This cost will be recognized by the Company over a service period that was derived from the statistical valuation methods used to estimate the fair value of the RSUs at grant date.

For the years ended December 31, 2021 and December 31, 2020, the Company recorded no compensation related to restricted stock. During the year ended December 31, 2020 the Company awarded approximately 17,000 shares to an officer of the Company with a fair value of $146,000.

10. INCOME TAXES

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

Components of income before income taxes and the income tax provision are as follows:

Income (loss) before income taxes

	Year Ended
	December 31,
	2021	2020
	(in thousands)

U.S.	$(730)	$(3,060)
Foreign	0	2,010

Total	$(730)	$(1,050)

Income taxes

	Year Ended
	December 31,
	2021	2020
	(in thousands)

Current
U.S.	$0	$0
State	0	0
Foreign	0	13
Total current income tax expense	0	13
Deferred
U.S.	0	0
State	0	0
Foreign	0	0
Total deferred income tax expense (benefit)	0	0
Total income tax expense (benefit)	$0	$13

The reconciliation of income tax computed at the federal statutory rate to income before taxes is as follows:

	Year Ended
	December 31,
	2021	2020
U.S. federal statutory rate	(21.0)%	(21.0)%
State taxes net of federal benefit	(6.9)	(18.2)
Foreign rate differential and transactional tax	0.0	5.9
Tax credits	0.0	0.0
Valuation allowance	27.9	33.3
Other	0.0	1.0

	0.0%	1.0%

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s net deferred income taxes are as follows at December 31:

	2021	2020
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$5	$1
Inventory reserves	3,033	3,096
Consumables excess reserve	162	167
Accrued liabilities	155	81
Warrant interest expense	195	195
Stock compensation expense	775	789
State net operating loss	13,358	14,476
Net operating loss carryforward	39,597	41,105
Capital loss carryforward	6,755	-
Tax credits	669	710
Depreciation	423	1,000
Valuation allowance	(65,079)	(61,556)
Total deferred tax assets	47	64
Deferred tax liability:
Prepaid expenses	(47)	(64)
Net deferred tax liability	$0	$0

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

At December 31, 2021, we had separate Federal, Illinois and Indiana NOL carryforwards of $189 million, $181 million and $655,000, respectively. The Federal and Illinois NOLs began to expire in 2021 and the Indiana NOL will begin to expire in 2039. With the adoption of ASU 2016-09 in 2017, we recorded a deferred tax asset related to $26.4 million of unrecorded Federal and State NOLs attributable to stock option exercises. NOLs attributable to the stock option exercise were fully offset by the valuation allowance (as described above). We have recorded an uncertain tax position of $2.6 million that further reduces the net operating loss deferred tax assets reported in the financial statements. In addition, at December 31, 2021, we had Federal research and development credits of $662,000, which will begin to expire in 2028.

The Company completed an analysis of the utilization of NOLs subject to limits based upon certain ownership changes as of December 31, 2021. The results of this analysis indicated no ownership change limiting the utilization of net operating losses and tax credits.

The Company prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. At December 31, 2021 and 2020, the Company had $1.1 million of unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on the Company’s financial statements as an offset to the valuation allowance related to tax positions taken in 2012. It is not reasonably possible that the amount will change in the next twelve months. There were no material changes to prior year or current year positions taken during the year ended December 31, 2021.

There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2021 and 2020.

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

The Company’s federal tax returns for the periods ended December 31, 2010, 2008 and 2007 have been audited by the Internal Revenue Service (IRS) with no changes made to the Company’s taxable losses for those years. The Company’s state tax returns for the periods ended December 31, 2009 through 2012 have been audited by the Illinois Department of Revenue with no changes made to the Company’s taxable losses for those years. Due to the existence of NOL carryforwards, tax years ended December 31, 2006, 2008, 2009 and 2011 through 2020 are open to examination by tax authorities for Federal purposes. Due to NOL carryforwards at the State level, tax years ended 2012 through 2020 are open to examination by state tax authorities. Tax years 2013 through 2019 are open to examination by the Malaysia Inland Revenue Board.

Due to the closing of the Rubicon Malaysia operations, the Company no longer considers the undistributed earnings of Rubicon Malaysia to be indefinitely reinvested. Upon liquidation of Rubicon Malaysia, it is anticipated any cash left after the liquidation will be brought back to the U.S. via a payment of principal towards the intercompany loan. A withholding tax may be payable to the Malaysian government on the interest portion of the loan. At December 31, 2021 and 2020, the Company accrued the withholding tax on the interest balance of the loan in the amount of $0 and $13,000, respectively, which represents the incremental tax.

11. COMMITMENTS AND CONTINGENCIES

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

Direct Dose’s net rent expense under operating leases in 2021 and 2020 amounted to $26,784 and $34,200, respectively. On January 6, 2021, Direct Dose entered into a one year lease for an aggregate commitment of approximately $35,500, which was terminated early per agreement with lessor as of September 9, 2021. As of December 31, 2020, Direct Dose’s operating lease for its facility was month-to-month.

Litigation

From time to time, the Company experiences routine litigation in the ordinary course of its business.

There are no outstanding material matters as of December 31, 2021 and through the date of this filing.

12. BENEFIT PLAN

The Company sponsors a 401(k) savings plan (the “Plan”). Employees are eligible to participate in the Plan upon reaching 18 years of age. Employees make contributions to the Plan through payroll deferrals. Employer matching contributions are discretionary. There were no employer matching contributions for the years ended December 31, 2021 and 2020.

13. SUBSEQUENT EVENTS

On February 7, 2022, we entered into a real estate sale contract to sell our parcel of land in Batavia, Illinois for $722,000 and expect our net proceeds, if the sale is consummated, after the payment of fees, real estate taxes, brokerage and legal fees, transfer and withholding taxes and other expenses to be approximately $600,000.

The closing of the sale of the Property is subject to certain conditions precedent. There is currently no anticipated closing date.

During February and March 2022, the Company settled liabilities that were accrued in prior years resulting in a gain of approximately $200,000.