Form 10-Q
period 2022-03-31
Rubicon Technology, Inc.
filed 2022-05-12
CIK 1410172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of April 30, 2022, the Registrant had 2,446,652 shares of common stock, par value $.001 per share, outstanding.

RUBICON TECHNOLOGY, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2022

i

PART I FINANCIAL INFORMATION

Rubicon Technology, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
	(unaudited)
	(in thousands, other than share and per share data)
Assets
Cash and cash equivalents	$10,764	$11,260
Short-term investments	15,813	14,751
Accounts receivable, net	406	719
Inventories	611	658
Other inventory supplies	135	133
Prepaid expenses and other current assets	158	167
Assets held for sale	529	529
Total current assets	28,416	28,217
Inventories, non-current	457	468
Property and equipment, net	2,271	2,301
Total assets	$31,144	$30,986

Liabilities and stockholders’ equity
Accounts payable	$292	$545
Accrued payroll	496	426
Accrued and other current liabilities	52	220
Corporate income and franchise taxes	308	327
Accrued real estate taxes	97	78
Advance payments	-	2
Total current liabilities	1,245	1,598
Total liabilities	1,245	1,598

Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $.001 par value, 1,000,000 undesignated shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value, 8,200,000 shares authorized; 2,995,680 and 2,995,680 shares issued; 2,446,652 and 2,446,652 shares outstanding, respectively	29	29
Additional paid-in capital	376,658	376,640
Treasury stock, at cost, 549,028 and 549,028 shares	(15,147)	(15,147)
Accumulated other comprehensive loss	(2)	(1)
Accumulated deficit	(331,639)	(332,133)
Total stockholders’ equity	29,899	29,388
Total liabilities and stockholders’ equity	$31,144	$30,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Technology, Inc.

Condensed Consolidated Statements of Operations

	Three months ended March 31,
	2022	2021
	(unaudited)
	(in thousands, other than share and per share data)
Revenue	$972	$495
Cost of goods sold	580	387
Gross profit	392	108
Operating expenses:
General and administrative	504	752
Sales and marketing	40	70
Gain on sale or disposal of assets	(432)	-
Other gain	(189)	-
Income (loss) from continuing operations	469	(714)
Other income:
Interest income	4	2
Unrealized gain on equity investments	7	-
Total other income	11	2
Income (loss) before income taxes from continuing operations	480	(712)
Income tax expense	-	-
Income (loss) from continuing operations	$480	$(712)
Income (loss) from operations of discontinued operations, net of taxes	14	(95)
Net income (loss)	$494	$(807)

Net income (loss) per common share: basic
Continuing operations	$0.20	$(0.29)
Discontinued operations	$0.01	$(0.04)
Net income (loss) per common share: diluted
Continuing operations	$0.20	$(0.29)
Discontinued operations	$0.01	$(0.04)
Weighted average common shares outstanding used in computing net income (loss) per common share
Basic	2,446,652	2,430,555
Diluted	2,447,484	2,430,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Technology, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three months ended March 31,
	2022	2021
	(unaudited)
	(in thousands)
Income (loss) from continuing operations	$480	$(712)
Income (loss) from discontinued operations	14	(95)
Net income (loss)	494	(807)
Other comprehensive income (loss):
Unrealized loss on investments	(1)	-

Comprehensive income (loss)	$493	$(807)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Technology, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2022 and 2021

	Common stock		Treasury stock			Stockholders’ equity
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accum other comp loss	Accum deficit	Total stockholders’ equity
	(in thousands other than share data)
	(unaudited)
Balance at January 1, 2021	2,971,283	$29	(549,028)	$(15,147)	$376,456	$-	$(331,403)	$29,935
Stock-based compensation	-	-	-	-	341	-	-	341
Common stock issued, net of shares withheld for employee taxes	16,600	-	-	-	(162)	-	-	(162)
Net loss	-	-	-	-	-	-	(807)	(807)
Balance at March 31, 2021	2,987,883	$29	(549,028)	$(15,147)	$376,635	$-	$(332,210)	$29,307

	Common stock		Treasury stock			Stockholders’ equity
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accum other comp loss	Accum deficit	Total stockholders’ equity
	(in thousands other than share data)
	(unaudited)
Balance at January 1, 2022	2,995,680	$29	(549,028)	$(15,147)	$376,640	$(1)	$(332,133)	$29,388
Stock-based compensation	-	-	-	-	18	-	-	18
Unrealized loss on investments, net of tax	-	-	-	-	-	(1)	-	(1)
Net income	-	-	-	-	-	-	494	494
Balance at March 31, 2022	2,995,680	$29	(549,028)	$(15,147)	$376,658	$(2)	$(331,639)	$29,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Technology, Inc.

Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2022	2021
	(unaudited) (in thousands)
Cash flows from operating activities
Income (loss) from continuing operations	$480	$(712)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) continuing operations
Depreciation and amortization	30	38
Gain on sale or disposal of assets	(432)	-
Other gain	(189)	-
Stock-based compensation	18	341
Unrealized gain on equity investments, net	(7)	-
Changes in operating assets and liabilities:
Accounts receivable	306	50
Inventories	58	36
Other inventory supplies	(2)	1
Prepaid expenses and other assets	9	34
Accounts payable	(134)	(202)
Accrued payroll	69	(58)
Accrued real estate taxes	20	19
Corporate income and franchise taxes	(19)	22
Advanced payments	(1)	(8)
Accrued and other current liabilities	(76)	186
Net cash provided by (used in) continuing operations	130	(253)
Cash flows used in discontinued operations	-	(144)

Cash flows from investing activities
Purchase of property and equipment	-	-
Proceeds from sale or disposal of assets	432	-
Purchases of investments	(1,061)	(1)
Proceeds from sale of investments	3	1
Net cash used in investing activities	(626)	-

Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	-	(162)
Net cash used in financing activities	-	(162)

Net decrease in cash & cash equivalents	(496)	(559)
Cash, cash equivalents and restricted cash, beginning of period	11,260	11,130
Cash, cash equivalents and restricted cash, end of period	$10,764	$10,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rubicon Technology, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022

1. BASIS OF PRESENTATION

Interim financial data

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements and should be read in conjunction with Rubicon Technology, Inc.’s (the “Company”) annual report filed on Form 10-K for the fiscal year ended December 31, 2021. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Consolidated operating results for the three month period ended March 31, 2022, are not necessarily indicative of results that may be expected for the year ending December 31, 2022.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries, Rubicon Worldwide LLC, doing business as Rubicon Technology Worldwide LLC, Rubicon Technology BP LLC, and the discontinued operations of Rubicon DTP LLC. In June 2021, the operations of Rubicon DTP LLC were discontinued. All intercompany transactions and balances have been eliminated in consolidation.

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

No shares of the Company’s common stock were repurchased during the three months ended March 31, 2022. The dollar value of shares that may yet be purchased under the program is $3,000,000.

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

Inventories of continuing operations consisted of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Raw materials	$457	$468
Work-in-process	323	328
Finished goods	288	330
	$1,068	$1,126

Discontinued operations had no inventories as of March 31, 2022 and December 31, 2021, respectively.

As of March 31, 2022 and December 31, 2021, the Company made the determination that raw material inventories were such that the likelihood of significant usage within the current year was doubtful and classified such raw material inventories as non-current in the reported financial statements.

Property and equipment

Property and equipment consisted of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Machinery, equipment and tooling	$3,296	$3,296
Buildings	1,711	1,711
Information systems	819	819
Land and land improvements	594	594
Furniture and fixtures	7	7
Total cost	6,427	6,427
Accumulated depreciation and amortization	(4,156)	(4,126)
Property and equipment, net	$2,271	$2,301

Discontinued operations had no property and equipment as of March 31, 2022 and December 31, 2021, respectively.

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

For the year ended December 31, 2021, the Company reviewed the current fair value of its assets and concluded no adjustments were needed. Additionally, no adjustments were recorded for the three months ended March 31, 2022. The Company will continue to assess its long-lived assets to ensure the carrying amount of these assets is still appropriate given any changes in the asset usage, marketplace and other factors used in determining the current fair value.

The Company completed a sale of excess consumable assets in the amount of approximately $432,000 during the three months ended March 31, 2022.

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

The Company does not provide maintenance or other services and it does not have sales that involve bill & hold arrangements, multiple elements or deliverables. However, the Company does provide product warranty for up to 90 days, for which the Company has accrued a warranty reserve of $1,000 and $1,000 at March 31, 2022 and December 31, 2021, respectively.

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

Basic and diluted net income (loss) per common share for the three months ended March 31, 2022 and 2021, were $.20 and $(.29) respectively. The Company had outstanding options exercisable into 4,050 and 19,500 shares of the Company’s common stock that would not have had a material effect at March 31, 2022 and would have been anti-dilutive at March 31, 2021.

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

The following table presents the amortized cost and gross unrealized losses on all securities at March 31, 2022:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Short-term investments:
U.S. Treasury securities	$14,752	$-	$-	$14,752
Marketable securities	1,054	7	-	1,061
Total short-term investments	$15,806	$7	$-	$15,813

The following table presents the amortized cost and gross unrealized losses on all securities at December 31, 2021:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value,
	(in thousands)
Short-term investments:
U.S. Treasury securities	$14,751	$-	$-	$14,751

Total short-term investments	$14,751	$-	$-	$14,751

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2022:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$3,082	$-	$-	$3,082
Investments:
Available-for-sale securities — current:
U.S. Treasury securities	-	14,752	-	14,752
Marketable securities	1,061			1,061
Total	$4,143	$14,752	$-	$18,895

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$3,137	$-	$-	$3,137
Investments:
Available-for-sale securities — current:
U.S. Treasury securities	-	14,751	-	14,751
Total	$3,137	$14,751	$-	$17,888

There are no terms or conditions restricting the Company from redeeming any of its investments.

In addition to the debt securities noted above, the Company had approximately $7,700,000 and $8,100,000 of time deposits included in cash and cash equivalents as of March 31, 2022 and December 31, 2021, respectively.

4. DISCONTINUED OPERATIONS: Closure of Direct Dose Rx

On June 24, 2021, the Company’s Board of Directors decided to close its pharmacy operations, Rubicon DTP LLC, doing business as Direct Dose Rx. Immediately thereafter, Direct Dose Rx began transitioning its customers to other providers and began the process of closing its operations. Direct Dose was launched as a start-up pharmacy primarily to deliver medications and vitamins to patients being discharged from skilled nursing facilities. Based on the Company’s review and analysis of ASC 205-20 Presentation of Discontinued Operations it concluded to present the discontinued operations separately.

	Three months ended March 31,
	2022	2021
	(in thousands)

Revenues (discontinued operations)	$0	$234
Operating (income) expense (discontinued operations)	$(14)	$329
Income (loss) from discontinued operations, net of taxes	$14	$(95)

5. SIGNIFICANT CUSTOMERS

For the three months ended March 31, 2022, the Company had six customers individually that accounted for approximately 18%, 14%, 13%, 11%, 11% and 10% of revenue. For the three months ended March 31, 2021, the Company had four customers individually that accounted for approximately 28%, 22%, 17% and 12% of revenue. No other customer accounted for 10% or more of the Company’s revenues during the three months ended March 31, 2022 and 2021. We expect our sales to continue to be concentrated among a small number of customers. However, we also expect that our significant customers may change from time to time.

Customers individually representing more than 10% of trade receivables accounted for approximately 55% and 80% of accounts receivable as of March 31, 2022 and December 31, 2021, respectively.

6. STOCKHOLDERS’ EQUITY

Common shares reserved

As of March 31, 2022, the Company had reserved 4,050 and 28,030 shares of common stock for issuance upon the exercise of outstanding common stock options and vesting of RSUs, respectively. Also, 304,731 shares of the Company’s common stock were reserved for future grants of stock options and RSUs (or other similar equity instruments) under the Rubicon Technology, Inc. 2016 Stock Incentive Plan (the “2016 Plan”) as of March 31, 2022.

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

Pursuant to the 2016 Plan, 304,731 shares of the Company’s common stock plus any shares subject to outstanding awards under the 2007 Plan that subsequently expire unexercised, are forfeited without the delivery of shares or are settled in cash, will be available for issuance under the 2016 Plan. The 2016 Plan will automatically terminate on March 17, 2026, unless the Company terminates it sooner.

The following table summarizes the activity of the stock incentive and equity plans as of March 31, 2022, and changes during the three months then ended:

	Shares available for grant	Number of options outstanding	Weighted- average option exercise price	Number of restricted stock and board shares issued	Number of RSUs outstanding
At January 1, 2022	304,731	4,050	$14.16	99,570	28,030
Granted	0	0	0.00	0	0
Exercised/issued	0	0	0.00	0	0
Cancelled/forfeited	0	0	0.00	0	0
At March 31, 2022	304,731	4,050	$14.16	99,570	28,030

The Company’s aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock. Based on the fair value of the common stock at March 31, 2022, there was $8,095 of intrinsic value arising from 3,250 in the money stock options exercisable and outstanding.

The Company uses the Black-Scholes option pricing model to value stock options. The Company uses historical stock price average to determine its volatility assumptions. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The expected term is based upon the vesting term of the Company’s options. The stock compensation expense was allocated using the straight-line method. As of September 2020, all options had had been fully expensed. As such, there is no stock compensation expense or unrecognized compensation expense related to stock options as of March 31, 2022 and 2021. As of March 31, 2022, and December 31, 2021, the Company did not have any non-vested options.

The Company used Monte Carlo simulation model valuation technique to determine the fair value of RSUs granted because the awards vest based upon achievement of market price targets. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each RSU. Compensation expense related to the RSUs is recognized by the Company over a service period that was derived from the statistical valuation methods used to estimate the fair value of the RSUs at grant date.

During the three months ended March 31, 2022 and 2021, the Company recorded $18,417 and $0, respectively, in RSU expense related to employee compensation. The Company’s board of directors are compensated partially in cash and partially in RSUs. For the three months ended March 31, 2022 and 2021, the Company recorded $7,500 and $7,500, respectively, of stock compensation expense related to RSUs granted to the board of directors.

A summary of the Company’s RSUs for the three month period ended March 31, 2022 is presented below:

	RSUs outstanding	Weighted average price at time of grant	Aggregate intrinsic value
Non-vested RSUs as of January 1, 2022	28,030	$9.29
Granted	0	0.00
Vested	0	0.00
Cancelled	0	0.00
Non-vested RSUs at March 31, 2022	28,030	$9.29	$260,399

For the three months ended March 31, 2022, the Company did not recognize any expense for the granting of shares to employees of the Company as a bonus. For the three months ended March 31, 2021, the Company awarded approximately 32,000 shares to an officer of the Company with a fair market value of approximately $341,000.

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

The Company is subject to taxation in the U.S. and in U.S. state jurisdictions. On a quarterly basis, the Company assesses the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment, and multiple factors, both positive and negative, are considered. For the period ended March 31, 2022, a valuation allowance has been included in the 2021 forecasted effective tax rate. The Company is in a cumulative loss position for the past three years, which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. Under the accounting standards, objective verifiable evidence is given greater weight than subjective evidence such as the Company’s projections for future growth. Based on an evaluation in accordance with the accounting standards, as of December 31, 2015, a valuation allowance has been recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all available evidence. At March 31, 2022, the Company continues to be in a three-year cumulative loss position, therefore, until an appropriate level of profitability is attained, the Company expects to maintain a full valuation allowance on its U.S. net deferred tax assets. Any U.S. tax benefits or tax expense recorded on the Company’s consolidated statements of operations will be offset with a corresponding adjustment from the use of the net operating loss (“NOL”) carry-forward asset which currently has a full valuation allowance. In the event that the Company changes its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

10. SEGMENT INFORMATION

The Company has determined that it operates in two segments, the sapphire and pharmacy (until June 2021) businesses. The tables below include only information related to the continuing operations of the Company’s sapphire business.

Revenue is attributed by geographic region based on ship-to location of the Company’s customers. The following table summarizes revenue by geographic region:

	Three months ended March 31,
	2022	2021
	(in thousands)

North America	$768	$354
Asia	193	139
Other	11	2
Total revenue	$972	$495

For the three months ended March 31, 2022 and 2021, all revenues from continuing operations were from the sale of optical sapphire products. Substantially all of the Company’s assets are located in the United States.

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

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Before investing in our common stock, investors should be aware that the occurrence of the risks, uncertainties and events described in the section entitled “Risk Factors” in our Annual Report on Form 10-K, for the year ended December 31, 2021, and elsewhere in this Quarterly Report could have a material adverse effect on our business, results of operations and financial condition.

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

You should read this Quarterly Report, the documents that we reference in this Quarterly Report and have filed with the SEC as exhibits, and our Annual Report on Form 10-K for the year ended December 31, 2021, with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

Unless otherwise indicated, the terms “Rubicon,” the “Company,” “we,” “us,” and “our” refer to Rubicon Technology, Inc. and our consolidated subsidiaries.

OVERVIEW

Rubicon Technology, Inc. (“Rubicon” or the “Company”) currently consists of one operating subsidiary, Rubicon Worldwide LLC, doing business as Rubicon Technology Worldwide LLC (“RTW”). In June 2021, the operations of Rubicon DTP LLC, doing business as Direct Dose Rx (“Direct Dose”) were discontinued.

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

On June 24, 2021, the Company’s Board of Directors decided to close its pharmacy operations Rubicon DTP LLC, doing business as Direct Dose Rx. Direct Dose was launched as a start-up pharmacy primarily to deliver medications and vitamins to patients being discharged from skilled nursing facilities. At the end of June 2021, Direct Dose Rx ceased serving its customers and began the process of closing its operations.

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

Historically, a significant portion of the Company’s revenue has been derived from sales to relatively few customers. For the three months ended March 31, 2022, the Company had six customers individually that accounted for approximately 18%, 14%, 13%, 11%, 11% and 10% of revenue. For the three months ended March 31, 2021, the Company had four customers individually that accounted for approximately 28%, 22%, 17% and 12% of revenue. No other customer accounted for 10% or more of the Company’s revenues during the three months ended March 31, 2022 and 2021. Our principal customers have been defense subcontractors, industrial manufacturers, fabricators, resellers and pharmacy benefit managers. No other customer accounted for 10% or more of the Company’s revenues during the three months ended March 31, 2022 and 2021. We expect our sales to continue to be concentrated among a small number of customers. However, we also expect that our significant customers may change from time to time.

Customers individually representing more than 10% of trade receivables accounted for approximately 55% and 80% of accounts receivable as of March 31, 2022 and December 31, 2021, respectively.

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

Other income consists of interest income, realized and unrealized gain (loss) on investments, and other income (expenses) that are not part of operating results.

We account for income taxes under the asset and liability method, whereby the expected future tax consequences of temporary differences between the book value and the tax basis of assets and liabilities are recognized as deferred tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to be recognized. Our analysis of ownership changes that limit the utilization of our NOL carry-forwards as of December 31, 2021, shows no impact on such utilization. In order to protect our NOL carry-forwards, in December 2020, we extended our stockholders’ rights plan to 2023. We are in a cumulative loss position for the past three years. Based on an evaluation in accordance with the accounting standards, a valuation allowance has been recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all available evidence. Until an appropriate level of profitability is attained, we expect to maintain a full valuation allowance on our U.S. net deferred tax assets.

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

RESULTS OF CONSOLIDATED OPERATIONS THREE MONTHS ENDED MARCH 31, 2022 AND 2021

The following table sets forth our consolidated statements of continuing operations for the periods indicated:

	Three months ended March 31,
	2022	2021
	(in thousands)
Revenue	$972	$495
Cost of goods sold	580	387
Gross profit	392	108
Operating expenses:
General and administrative	504	752
Sales and marketing	40	70
Gain on sale or disposal of assets	(432)	-
Other gain	(189)	-
Total operating (income) expense	(77)	822
Income (loss) from continuing operations	469	(714)
Other income	11	2
Income (loss) before income taxes from continuing operations	480	(712)
Loss from discontinued operations	14	(95)
Income tax expense	-	-
Net income (loss)	$494	$(807)

The following table sets forth our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Three months ended March 31,
	2022	2021
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	60	78
Gross profit	40	22
Operating expenses:
General and administrative	52	152
Sales and marketing	4	14
Gain on sale or disposal of assets	(44)	-
Other gain	(20)	-
Total operating (income) expense	(8)	166
Income (loss) from continuing operations	48	(144)
Other income	1	-
Income (Loss) before income taxes from continuing operations	49	(144)
Loss from discontinued operations	1	(19)
Income tax expense	-	-
Net gain (loss)	50%	(163)%

Revenue.

Revenue from continuing operations was $972,000 and $495,000 for the three months ended March 31, 2022 and 2021, respectively, an increase of $477,000. This increase in revenue was primarily due to an increase in orders from the industrial sapphire business, due to fluctuations in demand and timing of orders shipped.

Revenue from discontinuing operations was $0 and $234,000 for the three months ended March 31, 2022 and 2021, respectively, a decrease of $234,000. This decrease in revenue was due to the discontinuation of operations.

Gross profit.

Gross profit from continuing operations was $392,000 and $108,000 for the three months ended March 31, 2022 and 2021, respectively, an increase of $284,000. The gross profit increase was due to the increase in revenue.

Gross profit from discontinued operations was $0 and $37,000 for the three months ended March 31, 2022 and 2021, respectively, a decrease of $37,000. This decrease in gross profit was the result of the discontinuation of operations.

General and administrative expenses.

General and administrative expenses from continuing operations were $504,000 and $752,000 for the three months ended March 31, 2022 and 2021, respectively, a decrease of $248,000. This decrease was due to a decrease in salary expense of $186,000, primarily due to an executive stock grant in the quarter ended March 31, 2021, a decrease of $22,000 in audit and tax fees, a decrease in insurance expense of $15,000, a reduction in the franchise tax accrual of $23,000, and a decrease in other G&A of $24,000, offset by an increase in legal fees of $22,000.

General and administrative expenses from discontinuing operations were $0 and $123,000 for the three months ended March 31, 2022 and 2021, respectively, a decrease of $123,000. This decrease was due to the discontinuation of operations.

Sales and marketing expenses.

Sales and marketing expenses from continuing operations were $40,000 and $70,000 for the three months ended March 31, 2022 and 2021, respectively, a decrease of $30,000 due to a reduction in the number of employees.

Sales and marketing expenses from discontinuing operations were $0 and $10,000 for the three months ended March 31, 2022 and 2021, respectively, a decrease of $10,000. This decrease was primarily attributable to the discontinuation of operations.

Gain on sale or disposal of assets.

For the three months ended March 31, 2022, we recorded a gain on sale of excess consumable assets of $432,000, and for the three months ended March 31, 2021 the Company did not record a gain on sale or disposal on assets.

Other gain.

In the three months ended March 31, 2022, the Company settled liabilities that were accrued in prior years resulting in an other gain of approximately $189,000. There was no other gain in the three months ended March 31, 2021.

Other income.

Other income was $11,000 and $2,000 for the three months ended March 31, 2022 and 2021, respectively, an increase of $9,000. This was due to an unrealized gain on equity investments of $7,000, as well as an increase in interest income of $2,000.

Income tax (benefit) expense.

In accordance with ASC740 “Accounting for Income Taxes” (“ASC740”), we evaluate our deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted. At March 31, 2022, we continue to be in a three-year cumulative loss position; therefore, until an appropriate level of profitability is attained, we expect to maintain a valuation allowance on net deferred tax assets related to future U.S. tax benefits and will no longer accrue tax benefits or tax expense on our consolidated statements of operations. The tax provision for the three months ended March 31, 2022 is based on an estimated combined statutory effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations using a combination of issuances of common stock and cash generated from our operations. In addition to this, recently, we have used the funds obtained through selling our excess equipment to fund our operations.

As of March 31, 2022, we had cash, cash equivalents and short-term investments totaling $26,577,000, consisting of $7,682,000 in cash held in deposits at major banks, $3,082,000 invested in money market funds and $15,813,000 of short-term investments, which includes U.S. Treasury securities and equity-related securities.

Cash flows from operating activities

Net cash provided by operating activities was $130,000 for the three months ended March 31, 2022. During the period, we generated a net income of $480,000, including non-cash items of ($580,000) and an increase in cash due to a decrease in net working capital of $230,000. The net working capital cash increase was largely due to a net decrease in accounts payable and other accrued liabilities of $141,000 offset by net decreases in accounts receivable, inventories and prepaid expenses of $371,000.

Net cash used in operating activities was $253,000 for the three months ended March 31, 2021. During the period, we generated a net loss of $712,000, including non-cash items of $379,000, and an increase in cash due to a decrease in net working capital of $80,000. The net working capital cash increase was largely due to a net decrease in accounts payable and other accrued liabilities of $41,000 offset by net decreases in accounts receivable, inventories and prepaid expenses of $121,000.

Net cash used in operating activities of discontinued operations was $0 for the three months ended March 31, 2022. Net cash used in operating activities of discontinued operations was $144,000 for the three months ended March 31, 2021. During the period, Direct Dose generated a net loss of $95,000, including non-cash items of $4,000, and a decrease in cash due to an increase in net working capital of $53,000. The net working capital cash decrease was largely due to a net increase in accounts payable and other accrued liabilities of $12,000, offset by net increases in accounts receivable, inventories and prepaid expenses of $65,000.

Cash flows from investing activities

Net cash used in investing activities was $626,000 for the three months ended March 31, 2022. During the period, there were investment purchases totaling $1,061,000, offset by proceeds from the sale of assets totaling $432,000 and proceeds from the sale of investments totaling $3,000.

Net cash used in investing activities was $0 for the three months ended March 31, 2021, primarily due to the purchases of, and sales of investments in U.S. Treasury securities, which were approximately $1,000 each.

Net cash used in discontinued operations for investing activities was $0 for the three months ended March 31, 2022 and March 31, 2021.

We anticipate our capital expenditures for 2022 will be minimal.

Cash flows from financing activities

Net cash used in continuing operations in financing activities was $0 for the three months ended March 31, 2022.

Net cash used in continuing operations in financing activities was $162,000 for the three months ended March 31, 2021, due entirely to cash used to settle equity awards.

Net cash used in discontinuing operations in financing activities was $0 for the three months ended March 31, 2022 and March 31, 2021.

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

We do not provide maintenance or other services and do not have sales that involve bill & hold arrangements, multiple elements or deliverables. However, we do provide product warranty for up to 90 days, for which we have accrued a warranty reserve of $1,000 and $1,000 at March 31, 2022 and December 31, 2021, respectively.

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

For the year ended December 31, 2021, we reviewed the current fair value of our assets and concluded no adjustments were needed. Additionally, no adjustments were recorded for the three months ended March 31, 2022. We will continue to assess our long-lived assets to ensure the carrying amount of these assets is still appropriate given any changes in the asset usage, marketplace and other factors used in determining the current fair value.

The Company is pursuing the sale of its parcel of land in Batavia, Illinois. On February 7, 2022, we entered into a real estate sale contract to sell this parcel for $722,000 and expect our net proceeds, if the sale is consummated, after the payment of fees, real estate taxes, brokerage and legal fees, transfer and withholding taxes and other expenses to be approximately $600,000. The closing of the sale of the Property is subject to certain conditions precedent. There is currently no anticipated closing date.

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

We review our available-for-sale debt securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When we conclude that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the consolidated statements of operations. As of March 31, 2022 and 2021, no impairment was recorded.

Stock-based compensation

We grant stock-based compensation in the form of stock options, RSUs and restricted stock. We expense stock-based compensation based upon the fair value on the date of grant.

We use the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock option based payment awards on the date of grant using an option-pricing model is affected by assumptions regarding a number of complex and subjective variables. These variables include our expected stock volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates, forfeitures and expected dividends. The expected term represents the weighted-average period that our stock options are expected to be outstanding and is based upon the historical data. We estimate the volatility of our common stock based on a historical range of stock price fluctuations. We base the risk-free interest rate that we use in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected terms on the options. We do not anticipate paying any cash dividends in the foreseeable future and, therefore, use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

All option grants are granted at an exercise price per share equal to the closing market price of our common stock on the day before the date of grant. Therefore, there is no intrinsic value on the date of grant because the exercise price per share of each option was equal to the fair value of the common stock on the date of grant. Based on the fair value of the common stock at March 31, 2022, there was $8,095 of intrinsic value arising from 3,250 stock options exercisable and outstanding.

We allocate stock option based compensation costs using a straight-line method, which amortizes the fair value of each award on a straight-line basis over the service period.

The Company used Monte Carlo simulation model valuation technique to determine the fair value of RSUs granted because the awards vest based upon achievement of market price targets that are in terms of a 15-trading day average. The Monte Carlo simulation model utilizes multiple input variables, similar to those mentioned above in the valuation of stock options, which determine the probability of satisfying the market condition stipulated in the award, and calculates the fair value of each RSU. Compensation expense related to the RSUs is recognized by the Company over a service period that was derived from the same statistical valuation methods used to estimate the fair value of the RSUs at grant date.

Income tax valuation allowance

In accordance with ASC 740 “Accounting for Income Taxes” (“ASC 740”), we evaluate our deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted. Evaluating the need for and amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all positive and negative evidence available to determine whether all or some portion of the deferred tax assets will not be realized. A valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50%) that they will not be realized. In general, “realization” refers to the incremental benefit achieved through the reduction in future taxes payable or an increase in future taxes refundable from the deferred tax assets, assuming that the underlying deductible differences and carry-forwards are the last items to enter into the determination of future taxable income. In determining our valuation allowance, we consider the source of taxable income including taxable income in prior carry-back years, future reversals of existing temporary differences, the required use of tax planning strategies, and future taxable income exclusive of reversing temporary differences and carry-forwards. We are in a cumulative loss position for the past three years, which is considered significant negative evidence by the accounting standards that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. The accounting standards attribute greater weight to objective verifiable evidence than to subjective positive evidence, such as our projections for future growth. Based on an evaluation in accordance with the accounting standards, as of March 31, 2022, a valuation allowance has been recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all available evidence. Any U.S. tax benefits or tax expense recorded on the consolidated statements of operations will be offset with a corresponding adjustment from the use of the NOL carry-forward asset which currently has a full valuation allowance. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the Condensed Financial Statements for a discussion of new accounting standards.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For the three months ended March 31, 2022, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES

Management’s evaluation of disclosure controls and procedures

Based on evaluation at March 31, 2022, our chief executive officer and acting chief financial officer (the “certifying officer”), with the participation of the management team, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our certifying officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting

The certifying officer has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Rubicon Technology, Inc.

Date: May 12, 2022	By:	/s/ Timothy E. Brog
Timothy E. Brog President, Chief Executive Officer and Acting Chief Financial Officer

EXHIBIT INDEX

The Exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Incorporation by Reference

3.1	Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to the registrant’s Registration Statement on Form S-1/A, filed on November 1, 2007 (File No. 333-145880)

3.2	Amendment No. 1 to Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 29, 2011 (File No. 1-33834)

3.3	Amendment No. 2 to Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed on May 4, 2017 (File No. 1-33834)

3.4	Second Amended and Restated Bylaws of Rubicon Technology, Inc.	Filed as Exhibit 3.3 to the registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2016 (File No. 1-33834)

3.5	Certificate of Designations of Series A Junior Participating Preferred Stock of Rubicon Technology, Inc. filed with the Secretary of State of Delaware on December 18, 2017.	Filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed on December 18, 2017 (File No. 1-33834)

3.6	Amendment No. 3 to Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed on May 15, 2018 (File No. 1-33834)

31.1*	Certification of Chief Executive Officer and Acting Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed electronically with this Quarterly Report on Form 10-Q