Form 10-Q
period 2022-06-30
Rubicon Technology, Inc.
filed 2022-08-12
CIK 1410172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 3, 2022, the Registrant had 2,462,889 shares of common stock, par value $.001 per share, outstanding.

RUBICON TECHNOLOGY, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended June 30, 2022

i

PART I FINANCIAL INFORMATION

Rubicon Technology, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
	(unaudited)
	(in thousands, other than share and per share data)
Assets
Cash and cash equivalents	$10,673	$11,260
Short-term investments	15,834	14,751
Accounts receivable, net	1,025	719
Inventories	651	658
Other inventory supplies	125	133
Prepaid expenses and other current assets	103	167
Assets held for sale	529	529
Total current assets	28,940	28,217
Grants receivable	250	-
Inventories, non-current	533	468
Property and equipment, net	2,241	2,301
Total assets	$31,964	$30,986

Liabilities and stockholders’ equity
Accounts payable	$380	$545
Accrued payroll	519	426
Accrued and other current liabilities	234	220
Corporate income and franchise taxes	300	327
Accrued real estate taxes	75	78
Advance payments	-	2
Total current liabilities	1,508	1,598
Total liabilities	1,508	1,598

Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $.001 par value, 1,000,000 undesignated shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value, 8,200,000 shares authorized; 2,995,680 and 2,995,680 shares issued; 2,446,652 and 2,446,652 shares outstanding, respectively	29	29
Additional paid-in capital	376,677	376,640
Treasury stock, at cost, 549,028 and 549,028 shares	(15,147)	(15,147)
Accumulated other comprehensive loss	(1)	(1)
Accumulated deficit	(331,102)	(332,133)
Total stockholders’ equity	30,456	29,388
Total liabilities and stockholders’ equity	$31,964	$30,986

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rubicon Technology, Inc.

Condensed Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(unaudited)
	(in thousands, other than share and per share data)
Revenue	$805	$848	$1,777	$1,343
Cost of goods sold	439	633	1,019	1,020
Gross profit	366	215	758	323
Operating expenses:
General and administrative	722	524	1,226	1,275
Sales and marketing	31	67	71	137
Gain on sale or disposal of assets	(639)	(370)	(1,071)	(370)
Other gain	-	-	(189)	-
Income (loss) from continuing operations	252	(6)	721	(719)
Other income:
Interest income	30	2	34	3
Unrealized gain on equity investments	4	-	11	-
Grant revenue	250	-	250	-
Total other income	284	2	295	3
Income (loss) before income taxes from continuing operations	536	(4)	1,016	(716)
Income tax expense	-	-	-	-
Income (loss) from continuing operations	$536	$(4)	$1,016	$(716)

Income (loss) from discontinued operations, net of taxes	1	(115)	15	(210)
Net income (loss)	537	(119)	1,031	(926)

Net income (loss) per common share: basic
Continuing operations	$0.22	$0.00	$0.42	$(0.29)
Discontinued operations	$0.00	$(0.05)	$0.01	$(0.09)

Net income (loss) per common share: diluted
Continuing operations	$0.22	$0.00	$0.41	$(0.29)
Discontinued operations	$0.00	$(0.05)	$0.01	$(0.09)
Weighted average common shares outstanding used in computing net income (loss) per common share
Basic	2,446,652	2,433,725	2,446,652	2,433,725
Diluted	2,475,446	2,433,725	2,461,465	2,433,725

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rubicon Technology, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(unaudited)
	(in thousands)
Income (loss) from continuing operations	$536	$(4)	1,016	$(716)
Income (loss) from discontinued operations	1	(115)	15	(210)
Net income (loss)	537	(119)	1,031	(926)
Other comprehensive income (loss):
Unrealized gain on investments	1	-	-	-
Comprehensive income (loss)	$538	$(119)	$1,031	$(926)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rubicon Technology, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2022 and 2021

	Common stock		Treasury stock			Stockholders’ equity
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accum other comp loss	Accum deficit	Total stockholders’ equity
	(in thousands other than share data)
	(unaudited)
Balance at January 1, 2022	2,995,680	$29	(549,028)	$(15,147)	$376,640	$(1)	$(332,133)	$29,388
Stock-based compensation	—	—	—	—	18	—	—	18
Unrealized loss on investments, net of tax	—	—	—	—	—	(1)	—	(1)
Net income	—	—	—	—	—	—	494	494
Balance at March 31, 2022	2,995,680	$29	(549,028)	$(15,147)	$376,658	$(2)	$(331,639)	$29,899
Stock Based Compensation	—	—	—	—	19	—	—	19
Unrealized gain on investments, net of tax	—	—	—	—	—	1	—	1
Net income	—	—	—	—	—	—	537	537
Balance at June 30, 2022	2,995,680	$29	(549,028)	$(15,147)	$376,677	$(1)	$(331,102)	$30,456

	Common stock		Treasury stock			Stockholders’ equity
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accum other comp loss	Accum deficit	Total stockholders’ equity
	(in thousands other than share data)
	(unaudited)
Balance at January 1, 2021	2,971,283	$29	(549,028)	$(15,147)	$376,456	$0	$(331,403)	$29,935
Stock-based compensation	—	—	—	—	341	—	—	341
Common stock issued, net of shares withheld for employee taxes	16,600	—	—	—	(162)	—	—	(162)
Net loss	—	—	—	—	—	—	(807)	(807)
Balance at March 31, 2021	2,987,883	$29	(549,028)	$(15,147)	$376,635	$—	$(332,210)	$29,307
Stock-based compensation	—	—	—	—	30	—	—	30
Common stock issued, net of shares withheld for employee taxes	6,340	—	—	—	(20)	—	—	(20)
Net loss	—	—	—	—	—	—	(119)	(119)
Balance at June 30, 2021	2,994,223	$29	(549,028)	$(15,147)	$376,645	$—	$(332,329)	$29,198

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rubicon Technology, Inc.

Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2022	2021
	(unaudited) (in thousands)
Cash flows from continuing operating activities
Income (loss) from continuing operations	$1,016	$(716)
Adjustments to reconcile net income (loss) from continuing operations to net cash used in continuing operations
Depreciation and amortization	60	74
Gain on sale or disposal of assets	(1,071)	(370)
Other gain	(189)	-
Stock-based compensation	37	371
Unrealized gain on equity investments, net	(11)	-
Changes in operating assets and liabilities:
Accounts receivable	(314)	(1)
Inventories	(58)	106
Other inventory supplies	(7)	2
Prepaid expenses and other assets	63	143
Grants receivable	(250)	-
Accounts payable	(47)	(108)
Accrued payroll	92	63
Accrued real estate taxes	(2)	3
Corporate income and franchise taxes	(27)	11
Advanced payments	(1)	(18)
Accrued and other current liabilities	108	13
Net cash used in continuing operations	(601)	(427)
Cash flows used in discontinued operations	-	(190)

Cash flows from investing activities
Proceeds from sale or disposal of assets	1,086	370
Purchases of investments	(1,091)	(3)
Proceeds from sale of investments	19	1
Net cash provided by investing activities	14	368

Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	-	(181)
Net cash used in financing activities	-	(181)

Net decrease in cash and cash equivalents	(587)	(430)
Cash and cash equivalents, beginning of period	11,260	11,130
Cash and cash equivalents, end of period	$10,673	$10,700

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rubicon Technology, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2022 and 2021

1. BASIS OF PRESENTATION

Interim financial data

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements and should be read in conjunction with Rubicon Technology, Inc.’s (the “Company”) annual report filed on Form 10-K for the fiscal year ended December 31, 2021. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Consolidated operating results for the three and six-month periods ended June 30, 2022, are not necessarily indicative of results that may be expected for the year ending December 31, 2022.

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

Grants receivable and grant revenue

Section 2301 of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and its subsequent amendments in sections 206 and 207 of the Taxpayer Certainty and Disaster Tax Relief Act of 2020, provides for a refundable payroll tax credit (Employee Retention Credit or ERC) to eligible employers with less than 500 employees who paid qualified wages after March 12, 2020 and before June 30, 2021. During the quarter ended June 30, 2022, the Company determined that although it did not meet the eligibility conditions during the period beginning March 12, 2020 and ending December 31, 2020, it did qualify to claim the ERC for the periods ending March 31, 2021 and June 30, 2021.  As such, the Company recorded Grant Revenue and Grants Receivable of approximately $250,000 related to its pending ERC claim analogous to ASC Subtopic 958-605.  Since the Company does not expect to receive the funds for the ERC claim for at least twelve months, the receivable has been classified as a non-current asset on its balance sheet.

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

No shares of the Company’s common stock were repurchased during the six months ended June 30, 2022. The dollar value of shares that may yet to be purchased under the program is $3,000,000.

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

Inventories of continuing operations consisted of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Raw materials	$444	$468
Work-in-process	333	328
Finished goods	407	330
	$1,184	$1,126

Discontinued operations had no inventories as of June 30, 2022 and December 31, 2021, respectively.

As of June 30, 2022 and December 31, 2021, the Company made the determination that certain inventories were such that the likelihood of significant usage within the current year was doubtful and reclassified such inventory items as non-current in the reported financial statements. For the six months ended June 30, 2022, an additional $88,000 of current inventory was reclassified as non-current.

Property and equipment

Property and equipment of continuing operations consisted of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Machinery, equipment and tooling	$3,296	$3,296
Buildings	1,711	1,711
Information systems	819	819
Land and land improvements	594	594
Furniture and fixtures	7	7
Total cost	6,427	6,427
Accumulated depreciation and amortization	(4,186)	(4,126)
Property and equipment, net	$2,241	$2,301

Discontinued operations had no property and equipment as of June 30, 2022 and December 31, 2021, respectively.

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

For the year ended December 31, 2021, the Company reviewed the current fair value of its assets and concluded no adjustments were needed. Additionally, no adjustments were recorded for the three and six months ended June 30, 2022. The Company will continue to assess its long-lived assets to ensure the carrying amount of these assets is still appropriate given any changes in the asset usage, marketplace and other factors used in determining the current fair value.

The Company completed a sale of excess consumable assets in the amount of approximately $654,000 and $1,086,000 during the three months and six months ended June 30, 2022, respectively.

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

The Company does not provide maintenance or other services and it does not have sales that involve bill and hold arrangements, multiple elements or deliverables. However, the Company does provide product warranty for up to 90 days, for which the Company has accrued a warranty reserve of $1,000 and $1,000 at June 30, 2022 and December 31, 2021, respectively.

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

Basic and diluted net income (loss) per common share for the three months ended June 30, 2022 and 2021, were $0.22 and $0.00, respectively. For the six months ended June 30, 2022 and 2021, basic net income (loss) per common share were $0.42 and $(0.29), respectively, and diluted net income (loss) per common share for continuing operations were $0.41 and $(0.29), respectively. The Company had outstanding options exercisable into 3,050 and 7,000 shares of the Company’s common stock, and RSUs outstanding in the amount of 28,030 and 3,030 at June 30, 2022 and June 30, 2021, respectively. These options and RSU’s did not have a material effect at June 30, 2022 and would have been anti-dilutive at June 30, 2021.

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

The following table presents the amortized cost and gross unrealized losses on all securities at June 30, 2022:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Short-term investments:
U.S. Treasury securities	$14,768	$-	$-	$14,768
Marketable securities	1,055	11	-	1,066
Total short-term investments	15,823	11	-	15,834

The following table presents the amortized cost and gross unrealized losses on all securities at December 31, 2021:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Short-term investments:
U.S. Treasury securities	$14,751	$-	$-	$14,751
Total short-term investments	14,751	-	-	14,751

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

The Company’s fixed-income available-for-sale debt securities consist of U.S. Treasury securities. The Company values these securities based on pricing from pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. The valuation techniques used to measure the fair value of the Company’s financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2022:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$3,088	$-	$-	$3,088
Investments:
Available-for-sale securities — current:
U.S. Treasury securities	-	14,768	-	14,768
Marketable securities	1,066	-	-	1,066
Total	$4,154	$14,768	$-	$18,922

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$3,137	$-	$-	$3,137
Investments:
Available-for-sale securities — current:
U.S. Treasury securities	-	14,751	-	14,751
Total	$3,137	$14,751	$-	$17,888

There are no terms or conditions restricting the Company from redeeming any of its investments.

In addition to the debt securities noted above, the Company had approximately $7,600,000 and $8,100,000 of time deposits included in cash and cash equivalents as of June 30, 2022 and December 31, 2021, respectively.

4. DISCONTINUED OPERATIONS: Closure of Direct Dose Rx

On June 24, 2021, the Company’s Board of Directors decided to close its pharmacy operations, Rubicon DTP LLC, doing business as Direct Dose Rx. Immediately thereafter, Direct Dose Rx began transitioning its customers to other providers and began the process of closing its operations. Direct Dose was launched as a start-up pharmacy primarily to deliver medications and vitamins to patients being discharged from skilled nursing facilities. Based on the Company’s review and analysis of ASC 205-20 Presentation of Discontinued Operations, it concluded to present the discontinued operations separately.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(unaudited)
	(in thousands)
Revenues (discontinued operations)	$-	$136	-	$370
Operating (income) expense (discontinued operations)	(1)	251	(15)	580
Income (loss) from discontinued operations, net of taxes	$1	$(115)	$15	$(210)

5. SIGNIFICANT CUSTOMERS

For the three months ended June 30, 2022, the Company had six customers individually that accounted for approximately 17%, 16%, 14%, 13%, 12% and 10% of revenue. For the three months ended June 30, 2021, the Company had three customers individually that accounted for approximately 16%, 12%, and 12% of revenue. For the six months ended June 30, 2022, the Company had five customers that accounted for approximately 17%, 14%, 12%, 11% and 11% of revenue. For the six months ended June 30, 2021, the Company had three customers that accounted for approximately 12%, 11%, and 10% of revenue. No other customer accounted for 10% or more of the Company’s revenues during the three and six months ended June 30, 2022 and 2021. We expect our sales to continue to be concentrated among a small number of customers. We also expect that our significant customers may change from time to time.

Customers individually representing more than 10% of trade receivables accounted for approximately 66% and 80% of accounts receivable as of June 30, 2022 and December 31, 2021, respectively.

6. STOCKHOLDERS’ EQUITY

Common shares reserved

As of June 30, 2022, the Company had reserved 3,050 and 28,030 shares of common stock for issuance upon the exercise of outstanding common stock options and vesting of RSUs, respectively. Also, 305,731 shares of the Company’s common stock were reserved for future grants of stock options and RSUs (or other similar equity instruments) under the Rubicon Technology, Inc. 2016 Stock Incentive Plan (the “2016 Plan”) as of June 30, 2022.

7. STOCK INCENTIVE PLANS

In August 2007, the Company adopted the Rubicon Technology Inc. 2007 Stock Incentive Plan, which was amended and restated effective in March 2011 (the “2007 Plan”), and which allowed for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance awards and bonus shares. The maximum number of shares that could be awarded under the 2007 Plan was 440,769 shares. Options granted under the 2007 Plan entitled the holder to purchase shares of the Company’s common stock at the specified option exercise price, which could not be less than the fair value of the common stock on the grant date. On June 24, 2016, the plan terminated with the adoption of the Rubicon Technology, Inc. 2016 Stock Incentive Plan (the “2016 Plan”). Any existing awards under the 2007 Plan remain outstanding in accordance with their current terms under the 2007 Plan.

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

Pursuant to the 2016 Plan, 305,731 shares of the Company’s common stock plus any shares subject to outstanding awards under the 2007 Plan that subsequently expire unexercised, are forfeited without the delivery of shares or are settled in cash, will be available for issuance under the 2016 Plan. The 2016 Plan will automatically terminate on March 17, 2026, unless the Company terminates it sooner.

The following table summarizes the activity of the stock incentive and equity plans as of June 30, 2022, and changes during the six months then ended:

	Shares available for grant	Number of options outstanding	Weighted- average option exercise price	Number of restricted stock and board shares issued	Number of RSUs outstanding
At January 1, 2022	304,731	4,050	$14.16	99,570	28,030
Granted	-	-	0.00	-	-
Exercised/issued	-	-	6.10	-	-
Cancelled/forfeited	1,000	(1,000)	8.34	-	-
At June 30, 2022	305,731	3,050	$16.07	99,570	28,030

The Company’s aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock. Based on the fair value of the common stock at June 30, 2022, there was $7,000 of intrinsic value arising from 2,250 in the money stock options exercisable and outstanding.

The Company uses the Black-Scholes option pricing model to value stock options. The Company uses historical stock price average to determine its volatility assumptions. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The expected term is based upon the vesting term of the Company’s options. The stock compensation expense was allocated using the straight-line method. As of September 2020, all options had been fully expensed. As such, there is no stock compensation expense or unrecognized compensation expense related to stock options as of June 30, 2022 and 2021. As of June 30, 2022 and December 31, 2021, the Company did not have any non-vested options.

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

During the three months and six months ended June 30, 2022, the Company recorded $18,417 and $36,834 respectively, in RSU expense related to employee compensation. For the three and six months ended June 30, 2021, no RSU expense related to employee compensation was recorded. The Company’s board of directors are compensated partially in cash and partially in RSUs. For the three and six months ended June 30, 2022, the Company recorded $7,500 and $15,000, respectively, of stock compensation expense related to RSUs granted to the board of directors. For the three and six months ended June 30, 2021, the Company recorded $7,500 and $15,000, respectively, of stock compensation expense related to RSUs granted to the board of directors.

A summary of the Company’s RSUs for the six month period ended June 30, 2022 is presented below:

	RSUs outstanding	Weighted average price at time of grant	Aggregate intrinsic value
Non-vested RSUs as of January 1, 2022	28,030	$9.29
Granted	-	0.00
Vested	-	0.00
Cancelled	-	0.00
Non-vested RSUs at June 30, 2022	28,030	$9.29	$260,399

For the six months ended June 30, 2022, the Company did not recognize any expense for the granting of shares to employees of the Company as a bonus. For the six months ended June 30, 2021, the Company awarded approximately 31,550 shares to an officer of the Company with a fair market value of approximately $341,000.

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

The Company is subject to taxation in the U.S. and in U.S. state jurisdictions. On a quarterly basis, the Company assesses the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment, and multiple factors, both positive and negative, are considered. For the period ended June 30, 2022, a valuation allowance has been included in the 2021 forecasted effective tax rate. The Company is in a cumulative loss position for the past three years, which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. Under the accounting standards, objective verifiable evidence is given greater weight than subjective evidence such as the Company’s projections for future growth. Based on an evaluation in accordance with the accounting standards, as of December 31, 2015, a valuation allowance has been recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all available evidence. At June 30, 2022, the Company continues to be in a three-year cumulative loss position, therefore, until an appropriate level of profitability is attained, the Company expects to maintain a full valuation allowance on its U.S. net deferred tax assets. Any U.S. tax benefits or tax expense recorded on the Company’s consolidated statements of operations will be offset with a corresponding adjustment from the use of the net operating loss (“NOL”) carry-forward asset which currently has a full valuation allowance. In the event that the Company changes its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

10. SEGMENT INFORMATION

Revenue is attributed by geographic region based on ship-to location of the Company’s customers. The following table summarizes revenue by geographic region:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)

North America	$643	$754	$1,411	$1,108
Asia	133	70	326	209
Other	29	24	40	26
Total revenue	$805	$848	$1,777	$1,343

For the three and six months ended June 30, 2022 and 2021, all revenues from continuing operations were from the sale of optical sapphire products. All of the Company’s assets are located in the United States.

11. SUBSEQUENT EVENTS

On July 5, 2022 the Company announced that it had entered into a definitive Stock Purchase and Sale Agreement (“Sale Agreement”) with Janel Corporation ("Janel"), pursuant to which Janel will commence a cash tender offer to purchase up to 45% of the outstanding shares of Rubicon's common stock on a fully-diluted basis at a price of $20.00 per share. The Sale Agreement and the transactions contemplated thereby have been unanimously approved by the board of directors of both companies. Janel's obligation to complete the tender offer, among other things, is subject to the receipt of at least 35% of the outstanding shares of Rubicon's common stock on a fully-diluted basis.

Upon completion of the tender offer, Rubicon will distribute cash in the amount of $11.00 per share to the Company’s stockholders. Upon closing of the tender offer, two of Rubicon’s current directors will resign and Janel will have the right to select two individuals to fill the vacancies created by the resignations.

The tender offer is expected to close in August of 2022.

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

Direct Dose Rx was a specialized pharmacy that provided prescription medications, over-the-counter drugs and vitamins to patients being discharged from skilled nursing facilities and hospitals and directly to retail customers who wanted such medications delivered to their home. The delivered products were sorted by the dose, date and time to be taken and come in easy to use perforated strip-packaging as opposed to separate pill bottles. Direct Dose Rx was licensed to operate in 11 states. The services offered by Direct Dose Rx used to benefits patients, skilled nursing facilities and hospitals by reducing the risk of hospital readmissions.

For the three months ended June 30, 2022, the Company had six customers individually that accounted for approximately 17%, 16%, 14%, 13%, 12% and 10% of revenue. For the three months ended June 30, 2021, the Company had three customers individually that accounted for approximately 16%, 12%, and 12% of revenue. For the six months ended June 30, 2022, the Company had five customers that accounted for approximately 17%, 14%, 12%, 11% and 11% of revenue. For the six months ended June 30, 2021, the Company had three customers that accounted for approximately 12%, 11%, and 10% of revenue. No other customer accounted for 10% or more of the Company’s revenues during the three and six months ended June 30, 2022 and 2021. Our principal customers have been defense subcontractors, industrial manufacturers, fabricators, and resellers. We expect our sales to continue to be concentrated among a small number of customers. We also expect that our significant customers may change from time to time.

Customers individually representing more than 10% of trade receivables accounted for approximately 66% and 80% of accounts receivable as of June 30, 2022 and December 31, 2021, respectively.

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

RESULTS OF CONSOLIDATED OPERATIONS THREE MONTHS ENDED JUNE 30, 2022 AND 2021

The following table sets forth our consolidated statements of continuing operations for the periods indicated:

	Three months ended June 30,
	2022	2021
	(in thousands)
Revenue	$805	$848
Cost of goods sold	439	633
Gross profit	366	215
Operating expenses:
General and administrative	722	524
Sales and marketing	31	67
Gain on sale or disposal of assets	(639)	(370)
Total operating expenses	114	221
Income (loss) from continuing operations	252	(6)
Other income	284	2
Income (loss) before income taxes from continuing operations	536	(4)
Income (loss) from discontinued operations	1	(115)
Income tax expense	-	-
Net income (loss)	$537	$(119)

The following table sets forth our consolidated statements of continuing operations as a percentage of revenue for the periods indicated:

	Three months ended June 30,
	2022	2021
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	55	75
Gross profit	45	25
Operating expenses:
General and administrative	89	62
Sales and marketing	4	8
Gain on sale or disposal of assets	(79)	(44)
Total operating expenses	14	26
Income (loss) from continuing operations	31	(1)
Other income	36	0
Income (loss) before income taxes from continuing operations	67	(1)
Income (loss) from discontinued operations	-	(14)
Income tax expense	-	0
Net income (loss)	67%	(14)%

Revenue.

Revenue from continuing operations was $805,000 and $848,000 for the three months ended June 30, 2022 and 2021, respectively, a decrease of $43,000. This decrease in revenue was due to fluctuations in demand and timing of orders.

Revenue from discontinued operations was $0 and $136,000 for the three months ended June 30, 2022, and 2021, respectively, a decrease of $136,000. This decrease in revenue was due to the discontinuation of the business.

Gross profit.

Gross profit from continuing operations was $366,000 and $215,000 for the three months ended June 30, 2022 and 2021, respectively, an increase of $151,000. This increase was due to sales of products that utilized inventory with a relatively lower net book value.

Gross profit from discontinued operations was $0 and $(7,000) for the three months ended June 30, 2022, and 2021, respectively, an increase of $7,000. This increase in gross profit was the result of the discontinuation of the business.

General and administrative expenses.

General and administrative expenses from continuing operations were $722,000 and $524,000 for the three months ended June 30, 2022 and 2021, respectively, an increase of $198,000. This increase was primarily attributable to increases in legal and consulting fees of $154,000 and $138,000, respectively, related to the Company’s exploration of strategic alternatives, including the Sale Agreement and the transactions contemplated thereby. This was offset by a reduction in salaries and wages of $59,000, and a decrease in other G&A of $35,000.

General and administrative expenses from discontinued operations were $0 and $107,000 for the three months ended June 30, 2022, and 2021, respectively, a decrease of $107,000. This decrease was due to the discontinuation of the business.

Sales and marketing expenses.

Sales and marketing expenses from continuing operations were $31,000 and $67,000 for the three months ended June 30, 2022 and 2021, respectively, a decrease of $36,000. This decrease was due to a reduction in the number of employees.

Sales and marketing expenses from discontinued operations were $0 and $1,000 for the three months ended June 30, 2022 and 2021, respectively, a decrease of $1,000. This decrease was due to the discontinuation of the business.

Gain on sale or disposal of assets.

For the three months ended June 30, 2022, we recorded a gain on sale of excess consumable assets, recording a net gain of $639,000, an increase of $269,000 over the $370,000 net gain on sale of excess consumable assets recorded for the three months ended June 30, 2021.

Other income.

Other income from continuing operations was $284,000 and $2,000 for the three months ended June 30, 2022 and 2021, respectively, an increase of $282,000. This increase was primarily due to the recognition of $250,000 of grant revenue in the three months ended June 30, 2022 (see footnote 2 for full description of grant revenue), as well as increased interest income of $28,000 due to rising interest rates, and unrealized gains on the Company’s marketable securities of $4,000 during the three months ended June 30, 2022.

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

RESULTS OF CONSOLIDATED OPERATIONS SIX MONTHS ENDED JUNE 30, 2022 AND 2021

The following table sets forth our consolidated statements of continuing operations for the periods indicated:

	Six months ended June 30,
	2022	2021
	(in thousands)
Revenue	$1,777	$1,343
Cost of goods sold	1,019	1,020
Gross profit	758	323
Operating expenses:
General and administrative	1,226	1,275
Sales and marketing	71	137
Gain on sale or disposal of assets	(1,071)	(370)
Other gain	(189)	-
Total operating expenses	37	1,042
Income (loss) from continuing operations	721	(719)
Other income(loss)	295	3
Income (loss) before income taxes from continuing operations	1,016	(716)
Income (loss) from discontinued operations	15	(210)
Income tax expense	-	-
Net income (loss)	$1,031	$(926)

The following table sets forth our consolidated statements of continuing operations as a percentage of revenue for the periods indicated:

	Six months ended June 30,
	2022	2021
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	57	76
Gross profit	43	24
Operating expenses:
General and administrative	69	95
Sales and marketing	4	10
Gain on sale or disposal of assets	(60)	(28)
Other gain	(11)	-
Total operating expenses	2	77
Income (loss) from continuing operations	41	(53)
Other income	16	-
Income (loss) before income taxes from continuing operations	57	(53)
Income (loss) from discontinued operations	1	(16)
Income tax expense	-	-
Net income (loss)	58%	(69)%

Revenue.

Revenue from continuing operations was $1,777,000 and $1,343,000 for the six months ended June 30, 2022, and 2021, respectively, an increase of $434,000. This increase in revenue was primarily due to fluctuations in demand and timing of orders.

Revenue from discontinuing operations was $0 and $370,000 for the six months ended June 30, 2022, and 2021, respectively, a decrease of $370,000. This decrease in revenue was due to the discontinuation of the business.

Gross profit.

Gross profit from continuing operations was $758,000 and $323,000 for the six months ended June 30, 2022, and 2021, respectively, an increase of $435,000. This increase was due to increased sales of $434,000, as well the sales of products that utilized inventory with a relatively lower net book value.

Gross profit from discontinuing operations was $0 and $30,000 for the six months ended June 30, 2022, and 2021, respectively, a decrease of $30,000. This decrease in gross profit was the result of the discontinuation of the business.

General and administrative expenses.

General and administrative expenses from continuing operations were $1,226,000 and $1,275,000 for the six months ended June 30, 2022 and 2021, respectively, a decrease of $49,000. This decrease was due to a decrease in salaries and wages of $251,000, which was primarily the result of an executive stock grant expense of $221,000 during the six months ended June 30, 2021. There were also reductions in other G&A of $91,000. This was offset by increases in legal and consulting fees of $178,000 and $115,000, respectively, related to the Company’s exploration of strategic alternatives, including the Sale Agreement and the transactions contemplated thereby.

General and administrative expenses from discontinuing operations were $0 and $230,000 for the six months ended June 30, 2022 and 2021, respectively, a decrease of $230,000. This decrease was primarily attributable to the discontinuation of the business.

Sales and marketing expenses.

Sales and marketing expenses from continuing operations were $71,000 and $137,000 for the six months ended June 30, 2022 and 2021, respectively, a decrease of $66,000. This decrease was due to a reduction in the number of employees.

Sales and marketing expenses from discontinuing operations were $0 and $10,000 for the six months ended June 30, 2022 and 2021, respectively, a decrease of $10,000. This decrease was due to the discontinuation of the business.

Gain on sale or disposal of assets.

For the six months ended June 30, 2022, we recorded a gain on sale of excess consumable assets of $1,071,000, an increase of $701,000 over the $370,000 gain on sale of excess consumable assets recorded for the six months ended June 30, 2021.

Other gain.

For the six months ended June 30, 2022, the Company settled liabilities that were accrued in prior years, resulting in a gain of approximately $189,000.

Other income.

Other income from continuing operations was $295,000 and $3,000 for the six months ended June 30, 2022 and 2021, respectively, an increase of $292,000. This increase was primarily due to the recognition of $250,000 of grant revenues in the six months ended June 30, 2022 (see note 2 for full description of grant revenues), as well as increased interest income of $31,000 due to rising interest rates, and unrealized gains on the Company’s marketable securities of $11,000 during the six months ended June 30, 2022.

Income tax (benefit) expenses from continuing operations.

In accordance with ASC740 “Accounting for Income Taxes” (“ASC740”), we evaluate our deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted. At June 30, 2022, we continue to be in a three-year cumulative loss position; therefore, until an appropriate level of profitability is attained, we expect to maintain a valuation allowance on net deferred tax assets related to future U.S. tax benefits and will no longer accrue tax benefits or tax expense on our consolidated statements of operations. The tax provision for the six months ended June 30, 2022, is based on an estimated combined statutory effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations using a combination of issuances of common stock and cash generated from our operations. In addition to this, recently, we have used the funds obtained through selling our excess equipment to fund our operations.

As of June 30, 2022, we had cash, cash equivalents and short-term investments totaling $26,507,000, consisting of $7,585,000 in cash held in deposits at major banks, $3,088,000 invested in money market funds and $15,834,000 of short-term investments, which includes U.S. Treasury securities and equity-related securities.

Cash flows from operating activities

Net cash used in continuing operating activities was $601,000 for the six months ended June 30, 2022. During such period, we generated a net income of $1,016,000 including non-cash items of $1,174,000, and a decrease in cash from an increase in net working capital of $443,000. The net working capital cash decrease was primarily driven by a decrease in pre-paid expenses of $63,000, a decrease of $200,000 in accrued liabilities, an increase in corporate income and franchise taxes of $27,000, an increase in accounts receivable of $314,000, an increase in inventories and supplies of $65,000, an increase in grants receivable of $250,000 and an increase in accounts payable of $47,000.

Net cash used in continuing operating activities was $427,000 for the six months ended June 30, 2021. During such period, we generated a net loss of $716,000, including non-cash items of $75,000, and a decrease in cash from net working capital of $156,000. The net working capital cash decrease was primarily driven by a gain on the disposal of assets of $370,000, a decrease in inventory of $106,000, and a decrease of $63,000 in accrued payroll. This was partially offset by a decrease of $143,000 in prepaid expenses and an increase in accounts payables of $108,000.

Net cash used in operating activities of discontinued operations was $0 for the six months ended June 30, 2022. Net cash used in operating activities of discontinued operations was $190,000 for the six months ended June 30, 2021. During the period, Direct Dose generated a net loss of $210,000, including non-cash items of $7,000, and an increase in cash due to a decrease in net working capital of $13,000. The net working capital cash decrease was largely due to a net increase in accounts payable and other accrued liabilities of $31,000, offset by net increases in accounts receivable, inventories, and prepaid expenses of $18,000.

Cash flows from investing activities

Net cash provided by investing activities was $14,000 for the six months ended June 30, 2022. During such period, purchases of investments totaling $1,091,000 was offset by proceeds from the sales of assets and investments totaling $1,086,000 and $19,000, respectively.

Net cash provided by investing activities was $368,000 for the six months ended June 30, 2021, primarily due to the proceeds from the sale or disposal of assets of $370,000.

Net cash used in discontinued operations for investing activities was $0 for the six months ended June 30, 2022, and June 30, 2021.

We anticipate our capital expenditures for 2022 will be minimal.

Cash flows from financing activities

Net cash used in financing activities was $0 for the six months ended June 30, 2022.

Net cash used in continuing operations in financing activities was $181,000 for the six months ended June 30, 2021, due entirely to cash used to settle equity awards.

Net cash used in discontinued operations in financing activities was $0 for the six months ended June 30, 2022 and June 30, 2021.

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

We do not provide maintenance or other services and do not have sales that involve bill and hold arrangements, multiple elements or deliverables. However, we do provide product warranty for up to 90 days, for which we have accrued a warranty reserve of $1,000 and $1,000 at June 30, 2022 and December 31, 2021, respectively.

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

For the year ended December 31, 2021, we reviewed the current fair value of our assets and concluded no adjustments were needed. Additionally, no adjustments were recorded for the six months ended June 30, 2022. We will continue to assess our long-lived assets to ensure the carrying amount of these assets is still appropriate given any changes in the asset usage, marketplace and other factors used in determining the current fair value.

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

We review our available-for-sale debt securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When we conclude that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the consolidated statements of operations. As of June 30, 2022 and 2021, no impairment was recorded.

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

All option grants are granted at an exercise price per share equal to the closing market price of our common stock on the day before the date of grant. Therefore, there is no intrinsic value on the date of grant because the exercise price per share of each option was equal to the fair value of the common stock on the date of grant. Based on the fair value of the common stock at June 30, 2022, there was $7,000 of intrinsic value arising from 2,250 in-the-money stock options exercisable and outstanding.

We allocate stock option-based compensation costs using a straight-line method, which amortizes the fair value of each award on a straight-line basis over the service period.

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

Income tax valuation allowance

In accordance with ASC 740 “Accounting for Income Taxes” (“ASC 740”), we evaluate our deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted. Evaluating the need for and amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all positive and negative evidence available to determine whether all or some portion of the deferred tax assets will not be realized. A valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50%) that they will not be realized. In general, “realization” refers to the incremental benefit achieved through the reduction in future taxes payable or an increase in future taxes refundable from the deferred tax assets, assuming that the underlying deductible differences and carry-forwards are the last items to enter into the determination of future taxable income. In determining our valuation allowance, we consider the source of taxable income including taxable income in prior carry-back years, future reversals of existing temporary differences, the required use of tax planning strategies, and future taxable income exclusive of reversing temporary differences and carry-forwards. We are in a cumulative loss position for the past three years, which is considered significant negative evidence by the accounting standards that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. The accounting standards attribute greater weight to objective verifiable evidence than to subjective positive evidence, such as our projections for future growth. Based on an evaluation in accordance with the accounting standards, as of June 30, 2022, a valuation allowance has been recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all available evidence. Any U.S. tax benefits or tax expense recorded on the consolidated statements of operations will be offset with a corresponding adjustment from the use of the NOL carry-forward asset which currently has a full valuation allowance. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the Condensed Financial Statements for a discussion of new accounting standards.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For the six months ended June 30, 2022, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES

Management’s evaluation of disclosure controls and procedures

Based on evaluation at June 30, 2022, our chief executive officer and acting chief financial officer (the “certifying officer”), with the participation of the management team, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our certifying officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting

The certifying officer has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Rubicon Technology, Inc.

Date: August 12, 2022	By:	/s/ Timothy E. Brog
Timothy E. Brog President, Chief Executive Officer and Acting Chief Financial Officer

EXHIBIT INDEX

The Exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Incorporation by Reference

3.1	Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to the registrant’s Registration Statement on Form S-1/A, filed on November 1, 2007 (File No. 333-145880)

3.2	Amendment No. 1 to Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 29, 2011 (File No. 1-33834)

3.3	Amendment No. 2 to Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed on May 4, 2017 (File No. 1-33834)

3.4	Second Amended and Restated Bylaws of Rubicon Technology, Inc.	Filed as Exhibit 3.3 to the registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2016 (File No. 1-33834)

3.5	Certificate of Designations of Series A Junior Participating Preferred Stock of Rubicon Technology, Inc. filed with the Secretary of State of Delaware on December 18, 2017.	Filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed on December 18, 2017 (File No. 1-33834)

3.6	Amendment No. 3 to Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed on May 15, 2018 (File No. 1-33834)

3.7	Stock Purchase and Sale Agreement, dated as of July 1, 2022 between Janel Corporation and Rubicon Technology, Inc.	Filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K, filed on July 5, 2022 (File No. 1-33834)

3.8	Amendment No. 2 to Section 382 Rights Agreement, dated as of July 1, 2022, by and between Rubicon Technology, Inc. and American Stock Transfer & Trust Company, LLC.	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on July 5, 2022 (File No. 1-33834)

3.9	Form of First Amendment to Executive Employment Agreement, by and between Rubicon Technology, Inc. and Timothy E. Brog.	Filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed on July 5, 2022 (File No. 1-33834)

3.10	Tender and Voting Agreement by and among Janel Corporation, Rubicon Technology, Inc. and Aldebaran Capital, LLC, dated July 1, 2022.	Filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K, filed on July 5, 2022 (File No. 1-33834)

3.11	Tender and Voting Agreement by and among Janel Corporation, Rubicon Technology, Inc. and Bandera Master Fund, L.P., dated July 1, 2022.	Filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K, filed on July 5, 2022 (File No. 1-33834)

3.12	Tender and Voting Agreement by and among Janel Corporation, Rubicon Technology, Inc. and Sententia Capital Management LLC, dated July 1, 2022.	Filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K, filed on July 5, 2022 (File No. 1-33834)

3.13	Tender and Voting Agreement by and among Janel Corporation, Rubicon Technology, Inc. and Poplar Point Capital Management, LLC, L.P., dated July 1, 2022.	Filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K, filed on July 5, 2022 (File No. 1-33834)

3.14	Joint Press Release, dated July 5, 2022.	Filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K, filed on July 5, 2022 (File No. 1-33834)

31.1*	Certification of Chief Executive Officer and Acting Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed electronically with this Quarterly Report on Form 10-Q