Form 10-Q
period 2022-09-30
Rubicon Technology, Inc.
filed 2022-11-10
CIK 1410172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 1, 2022, the Registrant had 2,462,889 shares of common stock, par value $.001 per share, outstanding.

RUBICON TECHNOLOGY, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended September 30, 2022

i

PART I FINANCIAL INFORMATION

Rubicon Technology, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
	(unaudited)
	(in thousands, other than share and per share data)
Assets
Cash and cash equivalents	$1,203	$11,260
Restricted cash	120	—
Short-term investments	—	14,751
Accounts receivable, net	403	719
Inventories	482	658
Other inventory supplies	125	133
Prepaid expenses and other current assets	88	167
Assets held for sale	—	529
Total current assets	2,421	28,217
Grants receivable	250	—
Inventories, non-current	458	468
Property and equipment, net	2,211	2,301
Total assets	$5,340	$30,986

Liabilities and stockholders’ equity
Accounts payable	$128	$545
Accrued payroll	98	426
Accrued and other current liabilities	163	220
Corporate income and franchise taxes	302	327
Accrued real estate taxes	50	78
Advance payments	—	2
Current portion of long term debt, net of unamortized finance costs	24	—
Total current liabilities	765	1,598
Long term debt, net of current portion and unamortized finance costs	1,572	—
Total liabilities	2,337	1,598

Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $.001 par value, 1,000,000 undesignated shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 8,200,000 shares authorized; 3,011,917 and 2,995,680 shares issued; 2,462,889 and 2,446,652 shares outstanding, respectively	29	29
Additional paid-in capital	349,520	376,640
Treasury stock, at cost, 549,028 and 549,028 shares	(15,147)	(15,147)
Accumulated other comprehensive loss	—	(1)
Accumulated deficit	(331,399)	(332,133)
Total stockholders’ equity	3,003	29,388
Total liabilities and stockholders’ equity	$5,340	$30,986

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rubicon Technology, Inc.

Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(unaudited)
	(in thousands, other than share and per share data)
Revenue	$691	$1,302	$2,468	$2,646
Cost of goods sold	496	915	1,514	1,935
Gross profit	195	387	954	711
Operating expenses:
General and administrative	625	415	1,851	1,691
Sales and marketing	32	35	105	172
Gain on sale or disposal of assets	(78)	(243)	(1,150)	(613)
Other gain	(28)	—	(217)	—
Income (loss) from continuing operations	(356)	180	365	(539)
Other income:
Interest income	63	1	97	4
Interest expense	(13)	—	(13)	—
Realized gain on equity investments	18	—	18	—
Unrealized loss on equity investments	(11)	—	—	—
Grant revenue	—	—	250	—
Total other income	57	1	352	4
Income (loss) before income taxes from continuing operations	(299)	181	717	(535)
Income tax expense	—	—	—	—
Income (loss) from continuing operations	$(299)	$181	$717	$(535)

Income (loss) from discontinued operations, net of taxes	2	(61)	17	(271)
Net income (loss)	$(297)	$120	$734	$(806)

Net income (loss) per common share: basic
Continuing operations	$(0.12)	$0.08	$0.29	$(0.22)
Discontinued operations	$0.00	$(0.03)	$0.01	$(0.11)

Net income (loss) per common share: diluted
Continuing operations	$(0.12)	$0.08	$0.29	$(0.22)
Discontinued operations	$0.00	$(0.03)	$0.01	$(0.11)
Weighted average common shares outstanding used in computing net income (loss) per common share
Basic	2,454,771	2,445,438	2,449,358	2,437,629
Diluted	2,454,771	2,445,438	2,458,979	2,437,629

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rubicon Technology, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(unaudited)
	(in thousands)
Income (loss) from continuing operations	$(299)	$181	$717	$(535)
Income (loss) from discontinued operations	2	(61)	17	(271)
Net income (loss)	(297)	120	734	(806)
Other comprehensive income (loss):
Unrealized gain on investments	1	—	1	—
Comprehensive income (loss)	$(296)	$120	$735	$(806)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rubicon Technology, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2022 and 2021

	Common stock		Treasury stock			Stockholders’ equity
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accum other comp loss	Accum deficit	Total stockholders’ equity
	(in thousands other than share data)
	(unaudited)
Balance at January 1, 2022	2,995,680	$29	(549,028)	$(15,147)	$376,640	$(1)	$(332,133)	$29,388
Stock-based compensation	—	—	—	—	18	—	—	18
Unrealized loss on investments, net of tax	—	—	—	—	—	(1)	—	(1)
Net income	—	—	—	—	—	—	494	494
Balance at March 31, 2022	2,995,680	$29	(549,028)	$(15,147)	$376,658	$(2)	$(331,639)	$29,899
Stock Based Compensation	—	—	—	—	19	—	—	19
Unrealized gain on investments, net of tax	—	—	—	—	—	1	—	1
Net income	—	—	—	—	—	—	537	537
Balance at June 30, 2022	2,995,680	$29	(549,028)	$(15,147)	$376,677	$(1)	$(331,102)	$30,456
Stock Based Compensation	—	—	—	—	145	—	—	145
Restricted stock issued, net of shares withheld for employee taxes	15,338	—	—	—	(203)	—	—	(203)
Common stock issued, net of shares withheld for employee taxes	899	—	—	—	(7)	—	—	(7)
Return of shareholder capital	—	—	—	—	(27,092)	—	—	(27,092)
Unrealized gain on investments, net of tax	—	—	—	—	—	1	—	1
Net income	—	—	—	—	—	—	(297)	(297)
Balance at September 30, 2022	3,011,917	$29	(549,028)	$(15,147)	$349,520	$—	$(331,399)	$3,003

	Common stock		Treasury stock			Stockholders’ equity
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accum other comp loss	Accum deficit	Total stockholders’ equity
	(in thousands other than share data)
	(unaudited)
Balance at January 1, 2021	2,971,283	$29	(549,028)	$(15,147)	$376,456	$—	$(331,403)	$29,935
Stock-based compensation	—	—	—	—	341	—	—	341
Common stock issued, net of shares withheld for employee taxes	16,600	—	—	—	(162)	—	—	(162)
Net loss	—	—	—	—	—	—	(807)	(807)
Balance at March 31, 2021	2,987,883	$29	(549,028)	$(15,147)	$376,635	$—	$(332,210)	$29,307
Stock-based compensation	—	—	—	—	30	—	—	30
Common stock issued, net of shares withheld for employee taxes	6,340	—	—	—	(20)	—	—	(20)
Net loss	—	—	—	—	—	—	(119)	(119)
Balance at June 30, 2021	2,994,223	$29	(549,028)	$(15,147)	$376,645	$—	$(332,329)	$29,198
Common stock issued, net of shares withheld for employee taxes	486	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	120	120
Balance at September 30, 2021	2,994,709	$29	(549,028)	$(15,147)	$376,645	$—	$(332,209)	$29,318

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rubicon Technology, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2022	2021
	(unaudited) (in thousands)
Cash flows from continuing operating activities
Income (loss) from continuing operations	$717	$(535)
Adjustments to reconcile net income (loss) from continuing operations to net cash used in continuing operations
Depreciation and amortization	90	108
Gain on sale or disposal of assets	(1,150)	(613)
Gain on sale of equity investments	(18)	—
Other gain	(189)	—
Stock-based compensation	181	371
Changes in operating assets and liabilities:
Accounts receivable	309	(536)
Inventories	186	312
Other inventory supplies	(7)	5
Prepaid expenses and other assets	118	150
Grants receivable	(250)	—
Accounts payable	(298)	78
Accrued payroll	(328)	132
Accrued real estate taxes	(27)	(13)
Corporate income and franchise taxes	(24)	15
Advanced payments	(1)	(18)
Accrued and other current liabilities	36	39
Net cash used in continuing operations	(655)	(505)
Cash flows used in discontinued operations	—	(178)

Cash flows from investing activities
Proceeds from sale or disposal of assets	1,693	613
Purchases of investments	(1,055)	(3)
Proceeds from sale of investments	15,824	2
Net cash provided by investing activities	16,462	612

Cash flows from financing activities
Proceeds from mortgage net of escrow funding and loan costs	1,560	—
Mortgage loan principal payments	(2)	—
Taxes paid related to net share settlement of equity awards	(210)	(182)
Return of shareholder capital	(27,092)	—
Net cash used in financing activities	(25,744)	(182)

Net decrease in cash and cash equivalents	(9,937)	(253)
Cash and cash equivalents, beginning of period	11,260	11,130
Cash and cash equivalents, end of period	$1,323	$10,877

Cash paid for interest	$8	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rubicon Technology, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2022 and 2021

1. BASIS OF PRESENTATION

Interim financial data

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements and should be read in conjunction with Rubicon Technology, Inc.’s (the “Company”) annual report filed on Form 10-K for the fiscal year ended December 31, 2021. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Consolidated operating results for the three and nine-month periods ended September 30, 2022, are not necessarily indicative of results that may be expected for the year ending December 31, 2022.

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

Grants receivable and grant revenue

Section 2301 of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and its subsequent amendments in sections 206 and 207 of the Taxpayer Certainty and Disaster Tax Relief Act of 2020, provides for a refundable payroll tax credit (Employee Retention Credit or ERC) to eligible employers with less than 500 employees who paid qualified wages after March 12, 2020, and before June 30, 2021. During the quarter ended June 30, 2022, the Company determined that although it did not meet the eligibility conditions during the period beginning March 12, 2020, and ending December 31, 2020, it did qualify to claim the ERC for the periods ending March 31, 2021, and June 30, 2021.  As such, the Company recorded Grant Revenue and Grants Receivable of approximately $250,000 related to its pending ERC claim analogous to ASC Subtopic 958-605.  Since the Company does not expect to receive the funds for the ERC claim for at least twelve months, the receivable has been classified as a non-current asset on its balance sheet.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In November 2018, the Company’s Board of Directors authorized a program to repurchase up to $3,000,000 of its common stock. In July 2020, the Company used all of the original authorized $3,000,000.

On December 14, 2020, Rubicon’s Board of Directors authorized an additional $3,000,000 for the repurchase of the Company’s common stock. On July 5, 2022 the Company announced that it had entered into a definitive Stock Purchase and Sale Agreement (“Purchase Agreement”) with Janel Corporation ("Janel"), pursuant to which Janel would commence a cash tender offer to purchase up to 45% of the outstanding shares of Rubicon's common stock on a fully-diluted basis at a price of $20.00 per share. The transaction was subsequently consummated in August of 2022. Pursuant to the terms of the Company’s stock repurchase plan, this transaction resulted in the automatic termination of the plan.

No shares of the Company’s common stock were repurchased during the nine months ended September 30, 2022.

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

Inventories of continuing operations consisted of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Raw materials	$368	$468
Work-in-process	380	328
Finished goods	192	330
	$940	$1,126

Discontinued operations had no inventories as of September 30, 2022, and December 31, 2021, respectively.

As of September 30, 2022, and December 31, 2021, the Company made the determination that certain inventories were such that the likelihood of significant usage within the current year was doubtful and reclassified such inventory items as non-current in the reported financial statements. For the nine months ended September 30, 2022, an additional $88,000 of current inventory was reclassified as non-current. Also during the nine months ended September 30,2022, there were sales of non-current inventory totaling $98,000.

Property and equipment

Property and equipment of continuing operations consisted of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Machinery, equipment and tooling	$3,296	$3,296
Buildings	1,711	1,711
Information systems	819	819
Land and land improvements	594	594
Furniture and fixtures	7	7
Total cost	6,427	6,427
Accumulated depreciation and amortization	(4,216)	(4,126)
Property and equipment, net	$2,211	$2,301

Discontinued operations had no property and equipment as of September 30, 2022, and December 31, 2021, respectively.

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

For the year ended December 31, 2021, the Company reviewed the current fair value of its assets and concluded no adjustments were needed. Additionally, no adjustments were recorded for the three and nine months ended September 30, 2022. The Company will continue to assess its long-lived assets to ensure the carrying amount of these assets is still appropriate given any changes in the asset usage, marketplace and other factors used in determining the current fair value.

The Company completed sales of excess consumable assets in the amount of approximately $0 and $1,086,000 during the three months and nine months ended September 30, 2022, respectively.

On September 19, 2022, the Company completed the sale of its parcel of land located in Batavia, Illinois pursuant to the terms and conditions of the agreement of sale, dated as of February 7, 2022. The selling price for the property was $722,000. The Company realized net proceeds of approximately $600,000 after the payment of real estate taxes, brokerage and legal fees, transfer taxes and other expenses.

Current and long-term debt

The Company reports debt issuance costs as an adjustment to the carrying amount of the related debt in accordance with ASC 835-30-45. The amortization of such costs is included in interest expense for the period.

On August 15, 2022, Rubicon Technology BP LLC, a Delaware limited liability company (the “Borrower”), entered into a business loan agreement (the “Loan”) and promissory note (the “Note”) in the amount of $1,620,000 with American Community Bank & Trust (the “Lender”). The Borrower is a wholly owned subsidiary of the Company. The interest rate on the Note is 6% and it matures on August 15, 2027. The Note has a 25-year amortization schedule. Interest and principal payments will be made on a monthly basis and a balloon payment will be made upon the maturity of the Note. The Borrower may pay, without penalty, a portion or the entirety of the amount owed earlier than it is due. The Loan and Note have customary terms and provisions for default and increases in payment. As part of the Loan the lender required approximately 12 months in “payment reserves” totaling $120,000 which are restricted from use by the Company until it can meet certain debt service ratio requirements. The Loan is secured by a real estate mortgage encumbering the property commonly known as 900 E. Green Street, Bensenville, IL. Rubicon Worldwide LLC, and the Company entered into unlimited commercial guaranty agreements in favor of the Lender. As of September 30, 2022, the Company is in compliance with all terms and covenants related to the Loan and Note.

The following table shows the net proceeds from the Loan:

Proceeds From Mortgage Loan
(in thousands)
Initial loan amount	$1,620
Loan costs	(22)
Escrow funding for property tax	(38)
Net proceeds from mortgage loan	$1,560

Current and long-term debt, net, are shown in the table below:

	September 30, 2022	December 31, 2021
	(in thousands)
Mortgage note	$1,617	$—
Unamortized loan costs	(21)	—
Total debt	1,596	—
Less: short-term portion	24	—
Long-term portion	$1,572	$—

The Company had no interest expense for the year ended December 31, 2021.

Total interest and amortization expense on the Company’s debt obligations during the three and nine months ended September 30, 2022, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Interest expense	$12	$—	$12	$—
Amortization of loan costs	1	—	1	—
Total interest expense	$13	$—	$13	$—

The following table presents the future maturities of long-term debt and the related loan costs amortization for the years ended September 30:

	Principal Portion of Payment	Amort. Of Loan Costs	Debt, Net of Unamortized Loan Costs
	(in thousands)
2023	$29	$(5)	$24
2024	30	(4)	26
2025	32	(4)	28
2026	34	(4)	30
2027	1,492	(4)	1,488
Total	$1,617	$(21)	$1,596

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

The Company does not provide maintenance or other services and it does not have sales that involve bill and hold arrangements, multiple elements or deliverables. However, the Company does provide product warranty for up to 90 days, for which the Company has accrued a warranty reserve of $1,000 and $1,000 at September 30, 2022 and December 31, 2021, respectively.

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

Basic and diluted net income (loss) per common share for continuing operations for the three months ended September 30, 2022 and 2021, were $(0.12) and $0.08, respectively. For the nine months ended September 30, 2022 and 2021, basic and diluted net income (loss) per common share for continuing operations were $0.29 and $(0.22), respectively. The Company had outstanding options exercisable into 300 and 7,000 shares of the Company’s common stock, and RSUs outstanding in the amounts of 0 and 3,030 at September 30, 2022, and September 30, 2021, respectively. These options and RSU’s did not have a material effect or were anti-dilutive for the three and nine months ended September 30, 2022 and 2021.

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

The Company had no investments at September 30, 2022. The following table presents the amortized cost and gross unrealized losses on all securities at December 31, 2021:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
Short-term investments:
U.S. Treasury securities	$14,751	$—	$—	$14,751
Total short-term investments	14,751	—	—	14,751

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2022:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$6	$—	$—	$6
Investments:
Available-for-sale securities — current:
U.S. Treasury securities	—	—	—	—
Total	$6	$—	$—	$6

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$3,137	$—	$—	$3,137
Investments:
Available-for-sale securities — current:
U.S. Treasury securities	—	14,751	—	14,751
Total	$3,137	$14,751	$—	$17,888

There are no terms or conditions restricting the Company from redeeming any of its investments.

In addition to the debt securities noted above, the Company had approximately $1,200,000 and $8,100,000 of time deposits included in cash and cash equivalents as of September 30, 2022, and December 31, 2021, respectively.

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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(unaudited)
	(in thousands)
Revenues (discontinued operations)	$—	$—	$—	$370
Operating (income) expense (discontinued operations)	$(2)	$55	$(17)	$295
Loss from discontinued operations, net of taxes	$2	$(61)	$17	$(271)

5. SIGNIFICANT CUSTOMERS

For the three months ended September 30, 2022, the Company had four customers individually that accounted for approximately 22%, 16%, 14% and 10% of revenue. For the three months ended September 30, 2021, the Company had three customers individually that accounted for approximately 33%, 17%, and 10% of revenue. For the nine months ended September 30, 2022, the Company had four customers that accounted for approximately 16%, 14%, 13% and 13% of revenue. For the nine months ended September 30, 2021, the Company had four customers that accounted for approximately 21%, 14% 10% and 10% of revenue. No other customer accounted for 10% or more of the Company’s revenues during the three and nine months ended September 30, 2022 and 2021. We expect our sales to continue to be concentrated among a small number of customers. We also expect that our significant customers may change from time to time.

Customers individually representing more than 10% of trade receivables accounted for approximately 50% and 80% of accounts receivable as of September 30, 2022, and December 31, 2021, respectively.

6. STOCKHOLDERS’ EQUITY

Return of shareholder capital

On July 1, 2022, the Company and Janel Corporation, a Nevada corporation (the “Purchaser”) entered into a Stock Purchase and Sale Agreement (the “Purchase Agreement”) under which the Purchaser would commence a cash tender offer (the “Offer”) to purchase up to 45.0% of the issued and outstanding shares of the Company’s common stock, par value $0.001, on a fully-diluted basis (collectively, the “Shares”), at a price per Share of $20.00, subject to the terms and conditions set forth in the Purchase Agreement. The transaction was approved by the board of directors of both the Purchaser and the Board of Directors of the Company. The Purchase Agreement provided that, immediately after the consummation of the Offer, the Company would set a record date to authorize and approve a “return of capital” to be paid to all stockholders of the Company, which would include the Purchaser, in the aggregate amount of $11.00 per share. The Purchase Agreement was consummated in August of 2022. At the end of August the Company returned $27,092,000 of capital to its shareholders in accordance with the Purchase Agreement. At the time of the distribution the Company had an accumulated deficit of approximately $330 million. The Company accounted for the distribution as a reduction of additional paid in capital.

Common shares reserved

As of September 30, 2022, the Company had reserved 300 and 0 shares of common stock for issuance upon the exercise of outstanding common stock options and vesting of RSUs, respectively. Also, 320,273 shares of the Company’s common stock were reserved for future grants of stock options and RSUs (or other similar equity instruments) under the Rubicon Technology, Inc. 2016 Stock Incentive Plan (the “2016 Plan”) as of September 30, 2022.

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

The following table summarizes the activity of the stock incentive and equity plans as of September 30, 2022, and changes during the nine months then ended:

	Shares available for grant	Number of options outstanding	Weighted- average option exercise price	Number of restricted stock and board shares issued	Number of RSUs outstanding
At January 1, 2022	304,731	4,050	$14.16	99,570	28,030
Granted	—	—	0.00	—	—
Exercised/issued	—	(2,250)	6.10	—	(28,030)
Cancelled/forfeited	15,542	(1,500)	20.26	—	—
At September 30, 2022	320,273	300	$44.10	99,570	—

The Company’s aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock. There were no in-the-money stock options as of September 30, 2022.

The Company uses the Black-Scholes option pricing model to value stock options. The Company uses historical stock price average to determine its volatility assumptions. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The expected term is based upon the vesting term of the Company’s options. The stock compensation expense was allocated using the straight-line method. As of September 2020, all options had been fully expensed. As such, there is no stock compensation expense or unrecognized compensation expense related to stock options for the three and nine months ended September 30, 2022 and 2021. As of September 30, 2022, and December 31, 2021, the Company did not have any non-vested options.

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

During the three months and nine months ended September 30, 2022, the Company recorded $114,397 and $151,231 respectively, in RSU expense related to employee compensation. For the three and nine months ended September 30, 2021, no RSU expense related to employee compensation was recorded. The Company’s board of directors are compensated partially in cash and partially in RSUs. For the three and nine months ended September 30, 2022, the Company recorded $0 and $15,000, respectively, of stock compensation expense related to RSUs granted to the board of directors. For the three and nine months ended September 30, 2021, the Company recorded $7,500 and $22,500, respectively, of stock compensation expense related to RSUs granted to the board of directors.

A summary of the Company’s RSUs for the nine months ended September 30, 2022, is presented below:

	RSUs outstanding	Weighted average price at time of grant	Aggregate intrinsic value
Non-vested RSUs as of January 1, 2022	28,030	$9.29
Granted	—	0.00
Vested	(28,030)	9.29
Cancelled	—	0.00
Non-vested RSUs at September 30, 2022	—	$0.00	$0.00

For the nine months ended September 30, 2022, the Company did not recognize any expense for the granting of shares to employees of the Company as a bonus. For the nine months ended September 30, 2021, the Company awarded approximately 31,550 shares to an officer of the Company with a fair market value of approximately $341,000.

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

The Company is subject to taxation in the U.S. and in U.S. state jurisdictions. On a quarterly basis, the Company assesses the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment, and multiple factors, both positive and negative, are considered. For the period ended September 30, 2022, a valuation allowance has been included in the 2021 forecasted effective tax rate. The Company is in a cumulative loss position for the past three years, which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. Under the accounting standards, objective verifiable evidence is given greater weight than subjective evidence such as the Company’s projections for future growth. Based on an evaluation in accordance with the accounting standards, as of December 31, 2015, a valuation allowance has been recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all available evidence. At September 30, 2022, the Company continues to be in a three-year cumulative loss position, therefore, until an appropriate level of profitability is attained, the Company expects to maintain a full valuation allowance on its U.S. net deferred tax assets. Any U.S. tax benefits or tax expense recorded on the Company’s consolidated statements of operations will be offset with a corresponding adjustment from the use of the net operating loss (“NOL”) carry-forward asset which currently has a full valuation allowance. In the event that the Company changes its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

10. SEGMENT INFORMATION

Revenue is attributed by geographic region based on ship-to location of the Company’s customers. The following table summarizes revenue by geographic region:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)

North America	$625	$1,247	$2,036	$2,356
Asia	56	49	382	258
Other	10	6	50	32
Total revenue	$691	$1,302	$2,468	$2,646

For the three and nine months ended September 30, 2022 and 2021, all revenues from continuing operations were from the sale of optical sapphire products. All of the Company’s assets are located in the United States.

11. SUBSEQUENT EVENTS

On October 14, 2022, the Company received notifications from Nasdaq that it was no longer in compliance with various Nasdaq independent director requirements set forth in Listing Rule 5605. This rule requires, among other things, that the Company’s (i) Board of Directors be composed of a majority of independent directors, (ii) Audit Committee be composed of three independent directors, and (iii) Compensation Committee be composed of two independent directors. The Company’s Board of Directors is composed of four directors, one of which is an employee of the Company and therefore is not independent. The Board has not yet determined whether the two directors appointed by Janel Corporation are deemed to be independent under the NASDAQ Listing Rules.

The Nasdaq notification has no immediate effect on the listing of the Company’s common stock. Nasdaq has provided the Company with cure periods for each of the various independent director requirements at issue.

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

Unless otherwise indicated, the terms “Rubicon,” the “Company,” “we,” “us,” and “our” refer to Rubicon Technology, Inc., and our consolidated subsidiaries.

OVERVIEW

Rubicon Technology, Inc. (“Rubicon” or the “Company”) currently consists of two subsidiaries, Rubicon Worldwide LLC, doing business as Rubicon Technology Worldwide LLC (“RTW”), and Rubicon Technology BP LLC. In June 2021, the operations of Rubicon DTP LLC, doing business as Direct Dose Rx (“Direct Dose”) were discontinued.

RTW is a vertically integrated, advanced materials provider specializing in monocrystalline sapphire for applications in optical and industrial systems. We use our proprietary crystal growth technology to produce high-quality sapphire products to meet our customers exacting specifications. We believe that we continue to have a reputation as one of the highest quality sapphire producers in the market. We provide optical and industrial sapphire products in various shapes and sizes, including round and rectangular windows and blanks, domes, tubes, and rods.

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

Direct Dose Rx was a specialized pharmacy that provided prescription medications, over-the-counter drugs and vitamins to patients being discharged from skilled nursing facilities and hospitals and directly to retail customers who wanted such medications delivered to their home. The delivered products were sorted by the dose, date, and time to be taken, and came in easy-to-use perforated strip-packaging as opposed to separate pill bottles. Direct Dose Rx was licensed to operate in 11 states. The services offered by Direct Dose Rx used to benefit patients, skilled nursing facilities and hospitals by reducing the risk of hospital readmissions.

For the three months ended September 30, 2022, the Company had four customers individually that accounted for approximately 22%, 16%, 14% and 10% of revenue. For the three months ended September 30, 2021, the Company had three customers individually that accounted for approximately 33%, 17% and 10% of revenue. For the nine months ended September 30, 2022, the Company had four customers that accounted for approximately 16%, 14%, 13% and 13% of revenue. For the nine months ended September 30, 2021, the Company had four customers that accounted for approximately 21%, 14%, 10% and 10% of revenue. No other customer accounted for 10% or more of the Company’s revenues during the three and nine months ended September 30, 2022, and 2021. Our principal customers have been defense subcontractors, industrial manufacturers, fabricators, and resellers. We expect our sales to continue to be concentrated among a small number of customers. We also expect that our significant customers may change from time to time.

Customers individually representing more than 10% of trade receivables accounted for approximately 50% and 80% of accounts receivable as of September 30, 2022, and December 31, 2021, respectively.

We recognize revenue based upon the shipping terms with our customers. Delays in product orders or changes to the timing of shipments could cause our quarterly revenue to vary significantly. We sell our products on a global basis, and historically derived a significant portion of our revenue from customers outside of the U.S., with the majority of our sales to the Asian and European markets. Following the decision to limit our focus to the optical and industrial sapphire markets, a major source of our revenue is derived from the North American market. All of our revenue and corresponding accounts receivable are denominated in U.S. dollars. Substantially all of our revenue is generated by our direct sales force, and we expect this to continue in the future.

Our cost of goods sold consists primarily of manufacturing materials, labor, manufacturing related overhead, such as utilities, depreciation, provisions for excess and obsolete inventory reserves, idle plant charges, outsourcing costs, freight, warranties, and pharmaceutical products. We purchase materials and supplies to support current and future demand for our products. We are subject to variations in the cost of consumable assets from period to period because we do not have long-term fixed-price agreements with our suppliers. We currently outsource some of our production processes and needs.

Our operating expenses are comprised of sales and marketing, and general and administrative (“G&A”) expenses. G&A expenses consist primarily of compensation and associated costs for finance, human resources, information technology and administrative activities, including charges for accounting, legal services, and insurance. Additionally, the majority of our stock-based compensation relates to administrative personnel and is accounted for as a G&A expense.

Other income consists of interest income, realized and unrealized gain (loss) on investments, and other income (expenses) that are not part of operating results.

We account for income taxes under the asset and liability method, whereby the expected future tax consequences of temporary differences between the book value and the tax basis of assets and liabilities are recognized as deferred tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to be recognized. Our analysis of ownership changes that limit the utilization of our NOL carry-forwards as of December 31, 2021, shows no impact on such utilization. In order to protect our NOL carry-forwards, in December 2020, we extended our stockholders’ rights plan to 2023. In July 2022, the stockholders’ rights plan was extended further to 2025. We are in a cumulative loss position for the past three years. Based on an evaluation in accordance with the accounting standards, a valuation allowance has been recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all available evidence. Until an appropriate level of profitability is attained, we expect to maintain a full valuation allowance on our U.S. net deferred tax assets.

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

RESULTS OF CONSOLIDATED OPERATIONS THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

The following table sets forth our consolidated statements of continuing operations for the periods indicated:

	Three months ended September 30,
	2022	2021
	(in thousands)
Revenue	$691	$1,302
Cost of goods sold	496	915
Gross profit	195	387
Operating expenses:
General and administrative	625	415
Sales and marketing	32	35
Gain on sale or disposal of assets	(78)	(243)
Other gain	(28)	—
Total operating expenses	551	207
Income (loss) from continuing operations	(356)	180
Other income	57	1
Income (loss) before income taxes from continuing operations	(299)	181
Income (loss) from discontinued operations	2	(61)
Income tax expense	—	—
Net income (loss)	$(297)	$120

The following table sets forth our consolidated statements of continuing operations as a percentage of revenue for the periods indicated:

	Three months ended September 30,
	2022	2021
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	72	70
Gross profit	28	30
Operating expenses:
General and administrative	90	32
Sales and marketing	5	3
Gain on sale or disposal of assets	(11)	(19)
Other gain	(4)	—
Total operating expenses	80	16
Income (loss) from continuing operations	(52)	14
Other income	9	—
Income (loss) before income taxes from continuing operations	(43)	14
Income (loss) from discontinued operations	—	(5)
Income tax expense	—	—
Net income (loss)	(43)%	9%

Revenue.

Revenue from continuing operations was $691,000 and $1,302,000 for the three months ended September 30, 2022 and 2021, respectively, a decrease of $611,000. This decrease in revenue was due to fluctuations in demand and timing of orders.

There was no revenue from discontinued operations for the three months ended September 30, 2022 and 2021, respectively, due to the discontinuation of operations.

Gross profit.

Gross profit from continuing operations was $195,000 and $387,000 for the three months ended September 30, 2022 and 2021, respectively, a decrease of $192,000. This decrease is due to a reduction in revenue.

There was no gross profit from discontinued operations for the three months ended September 30, 2022 and 2021, respectively, due to the discontinuation of operations.

General and administrative expenses.

General and administrative expenses from continuing operations were $625,000 and $415,000 for the three months ended September 30, 2022 and 2021, respectively, an increase of $210,000. This increase was primarily attributable to increases in legal and consulting fees of $169,000, related to the Company’s exploration of strategic alternatives, including the Purchase Agreement and the transactions contemplated thereby. In addition, there was an increase in salaries and wages of $63,000, and a decrease in other G&A of $22,000.

General and administrative expenses from discontinued operations were $0 and $55,000 for the three months ended September 30, 2022, and 2021, respectively, a decrease of $55,000. This decrease was due to the discontinuation of the business.

Sales and marketing expenses.

Sales and marketing expenses from continuing operations were $32,000 and $35,000 for the three months ended September 30, 2022 and 2021, respectively, a decrease of $3,000.

There were no sales and marketing expenses from discontinued operations for the three months ended September 30, 2022 and 2021, respectively, due to the discontinuation of operations.

Gain on sale or disposal of assets.

For the three months ended September 30, 2022, we recorded a gain on the sale of the Company’s parcel of land located in Batavia, Illinois of $78,000, which was a decrease of $165,000 from the $243,000 net gain on sale of excess consumable assets recorded for the three months ended September 30, 2021.

Other gain.

For the three months ended September 30, 2022, the Company received $28,000 from the Illinois Toll Authority as compensation for an easement right.

Other income.

Other income from continuing operations was $57,000 and $1,000 for the three months ended September 30, 2022 and 2021, respectively, an increase of $56,000. This increase was primarily due to an increase in interest income of $62,000 due to rising interest rates and realized gains on the Company’s marketable securities of $18,000, offset by unrealized losses on the Company’s marketable securities of $11,000 and interest expense of $13,000 during the three months ended September 30, 2022.

Income tax (benefit) expense.

In accordance with ASC740 “Accounting for Income Taxes” (“ASC740”), we evaluate our deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted. At September 30, 2022, we continue to be in a three-year cumulative loss position; therefore, until an appropriate level of profitability is attained, we expect to maintain a valuation allowance on net deferred tax assets related to future U.S. tax benefits and will no longer accrue tax benefits or tax expense on our consolidated statements of operations. The tax provision for the three months ended September 30, 2022, is based on an estimated combined statutory effective tax rate.

RESULTS OF CONSOLIDATED OPERATIONS NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

The following table sets forth our consolidated statements of continuing operations for the periods indicated:

	Nine months ended September 30,
	2022	2021
	(in thousands)
Revenue	$2,468	$2,646
Cost of goods sold	1,514	1,935
Gross profit	954	711
Operating expenses:
General and administrative	1,851	1,691
Sales and marketing	105	172
Gain on sale or disposal of assets	(1,150)	(613)
Other gain	(217)	—
Total operating expenses	589	1,250
Income (loss) from continuing operations	365	(539)
Other income(loss)	352	4
Income (loss) before income taxes from continuing operations	717	(535)
Income (loss) from discontinued operations	17	(271)
Income tax expense	—	—
Net income (loss)	$734	$(806)

The following table sets forth our consolidated statements of continuing operations as a percentage of revenue for the periods indicated:

	Nine months ended September 30,
	2022	2021
	(percentage of total)
Revenue	100%	100%
Cost of goods sold	61	73
Gross profit	39	27
Operating expenses:
General and administrative	75	64
Sales and marketing	4	7
Gain on sale or disposal of assets	(47)	(23)
Other gain	(9)	—
Total operating expenses	23	47
Income (loss) from continuing operations	16	(20)
Other income	13	—
Income (loss) before income taxes from continuing operations	29	(20)
Income (loss) from discontinued operations	1	(10)
Income tax expense	0	—
Net income (loss)	30%	(30)%

Revenue.

Revenue from continuing operations was $2,468,000 and $2,646,000 for the nine months ended September 30, 2022 and 2021, respectively, a decrease of $178,000. This decrease in revenue was due to fluctuations in demand and timing of orders.

Revenue from discontinuing operations was $0 and $370,000 for the nine months ended September 30, 2022 and 2021, respectively, a decrease of $370,000. This decrease in revenue was due to the discontinuation of the business.

Gross profit.

Gross profit from continuing operations was $954,000 and $711,000 for the nine months ended September 30, 2022 and 2021, respectively, an increase of $243,000. The increase was due to a reduction in production headcount and the sale of inventory that had previously been reserved.

Gross profit from discontinuing operations was $0 and $33,000 for the nine months ended September 30, 2022 and 2021, respectively, a decrease of $33,000. This decrease in gross profit was the result of the discontinuation of the business.

General and administrative expenses.

General and administrative expenses from continuing operations were $1,851,000 and $1,691,000 for the nine months ended September 30, 2022 and 2021, respectively, an increase of $160,000. The increase was due to an increase in legal and consulting fees of $449,000, related to the Company’s exploration of strategic alternatives, including the Purchase Agreement and the transactions contemplated thereby. This was offset by a reduction of $189,000 in executive wages, $43,000 in insurance expense, $26,000 in licenses and fees, $31,000 in other general and administrative expenses.

General and administrative expenses from discontinuing operations were $0 and $285,000 for the nine months ended September 30, 2022 and 2021, respectively, a decrease of $285,000. This decrease was primarily attributable to the discontinuation of the business.

Sales and marketing expenses.

Sales and marketing expenses from continuing operations were $105,000 and $172,000 for the nine months ended September 30, 2022 and 2021, respectively, a decrease of $67,000. This decrease was due to a reduction in the number of employees.

Sales and marketing expenses from discontinuing operations were $0 and $10,000 for the nine months ended September 30, 2022 and 2021, respectively, a decrease of $10,000. This decrease was due to the discontinuation of the business.

Gain on sale or disposal of assets.

For the nine months ended September 30, 2022, we recorded a gain on sale or disposal of assets of $1,150,000, which includes a gain on the sale of the Company’s parcel of land located in Batavia, Illinois of $78,000, and a gain on the sale of excess consumable assets of $1,071,000, which is an increase of $537,000 over the $613,000 gain on sale of excess consumable assets recorded for the nine months ended September 30, 2021.

Other gain.

For the nine months ended September 30, 2022, the Company settled liabilities that were accrued in prior years, resulting in a gain of approximately $189,000, and received $28,000 from the Illinois Toll Authority as compensation for an easement right.

Other income.

Other income from continuing operations was $352,000 and $4,000 for the nine months ended September 30, 2022 and 2021, respectively, an increase of $348,000. This increase was primarily due to the recognition of $250,000 of grant revenues (see note 2 for full description of grant revenues), as well as an increase in interest income of $93,000 due to rising interest rates and realized gains on the Company’s marketable securities of $18,000 during the nine months ended September 30, 2022, offset by $13,000 of interest expense.

Income tax (benefit) expenses from continuing operations.

In accordance with ASC740 “Accounting for Income Taxes” (“ASC740”), we evaluate our deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted. At September 30, 2022, we continue to be in a three-year cumulative loss position; therefore, until an appropriate level of profitability is attained, we expect to maintain a valuation allowance on net deferred tax assets related to future U.S. tax benefits and will no longer accrue tax benefits or tax expense on our consolidated statements of operations. The tax provision for the nine months ended September 30, 2022, is based on an estimated combined statutory effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations using a combination of issuances of common stock and cash generated from our operations. In addition to this, recently, we have used the funds obtained through selling our excess equipment to fund our operations.

As of September 30, 2022, we had cash, cash equivalents and short-term investments totaling $1,203,000, consisting of $1,197,000 in cash held in deposits at major banks and $6,000 invested in money market funds. As of September 30, 2021, we had cash, cash equivalents and short-term investments totaling $10,877,000, consisting of $7,740,000 in cash held in deposits at major bands and $3,137,000 invested in money market funds.

Cash flows from operating activities

Net cash used in continuing operating activities was $655,000 for the nine months ended September 30, 2022. During such period, we generated a net income of $717,000 including non-cash items of $1,086,000, and a decrease in cash from an increase in net working capital of $286,000. The net working capital increase was primarily driven by a decrease in pre-paid expenses of $118,000, a decrease of $179,000 in inventories and supplies, a decrease in accounts receivable of $309,000, an increase in accrued liabilities of $36,000, a decrease in accrued corporate income and franchise taxes and real estate taxes of $51,000, an increase in grants receivable of $250,000 and a decrease in accounts payable of $298,000, and a decrease of accrued payroll of $328,000 related to bonus payments.

Net cash used in continuing operating activities was $505,000 for the nine months ended September 30, 2021. During such period, we generated a net loss of $535,000, including non-cash items of $134,000, and an increase in cash from a decrease in net working capital of $164,000. The net working capital cash increase was primarily driven by a decrease in inventories and supplies of $317,000, a decrease in prepaid expenses of $150,000, an increase in accounts payable of $78,000, and increases in accrued payroll, corporate and franchise taxes, and other accrued liabilities of $132,000, $15,000, and $39,000, respectively. This was partially offset by an increase in accounts receivable of $536,000, as well as decreases in accrued real estate taxes and advance payments of $13,000 and $18,000, respectively.

Net cash used in operating activities of discontinued operations was $0 for the nine months ended September 30, 2022. Net cash used in operating activities of discontinued operations was $208,000 for the nine months ended September 30, 2021. During the period, Direct Dose generated a net loss of $271,000, including non-cash items of $18,000, and an increase in cash due to a decrease in net working capital of $45,000. The net working capital cash increase was largely due to a net decrease in inventories and prepaid expenses of $68,000, as well as an increase to accounts payable of $22,000, offset by a net increase in accounts receivable and supplies of $43,000, as well as a decrease in accrued and other liabilities of $2,000.

Cash flows from investing activities

Net cash provided by investing activities was $16,462,000 for the nine months ended September 30, 2022, primarily due to the proceeds from the sale or disposal of assets of $1,693,000 and proceeds from sales of investments of $15,824,000, offset by purchases of investments of $1,055,000.

Net cash provided by investing activities was $612,000 for the nine months ended September 30, 2021, primarily due to the proceeds from the sale or disposal of assets of $613,000 and proceeds from sales of investments of $2,000, offset by purchases of investments totaling $3,000.

Net cash provided by investing activities of discontinued operations was $0 for the nine months ended September 30, 2022, and $30,000 for the nine months ended September 30, 2021, attributable entirely to proceeds from the sale or disposal of assets.

We anticipate our capital expenditures for 2022 will be minimal.

Cash flows from financing activities

Net cash used in financing activities was $25,744,000 for the nine months ended September 30, 2022, due to a cash distribution to shareholders of $27,092,000, cash used to settle equity awards of $210,000, and mortgage loan principal payments of $2,000, offset by proceeds from the mortgage loan, net of escrow funding and loan costs, of $1,560,000.

Net cash used in continuing operations in financing activities was $181,000 for the nine months ended September 30, 2021, due entirely to cash used to settle equity awards.

Net cash used in discontinued operations in financing activities was $0 for the nine months ended September 30, 2022, and nine months ended September 30, 2021.

Future liquidity requirements

We believe that our existing cash, cash equivalents, anticipated cash flows from operating activities and proceeds from sales or leases of fixed assets will be sufficient to meet our anticipated cash needs for at least the next twelve months. However, if our ability to generate sufficient operating cash flow or our use of cash in the next twelve months were to significantly adversely change, we may not have enough funds available to continue operating at our current level in future periods. Our cash needs include cash required to fund our operations. If the assumptions underlying our business plan regarding future revenues and expenses change, or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or convertible debt securities. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. In evaluating whether and how to raise capital, the Company will consider the impact it may have on the ability to utilize its tax attributes in the future. As a result, the Company may be limited as to the amount of equity it can issue without impairing its tax attributes.

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

We do not provide maintenance or other services and do not have sales that involve bill and hold arrangements, multiple elements or deliverables. However, we do provide product warranty for up to 90 days, for which we have accrued a warranty reserve of $1,000 and $1,000 at September 30, 2022, and December 31, 2021, respectively.

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

For the year ended December 31, 2021, we reviewed the current fair value of our assets and concluded no adjustments were needed. Additionally, no adjustments were recorded for the nine months ended September 30, 2022. We will continue to assess our long-lived assets to ensure the carrying amount of these assets is still appropriate given any changes in the asset usage, marketplace and other factors used in determining the current fair value.

On September 19, 2022, the Company completed the sale of its parcel of land located in Batavia, Illinois pursuant to the terms and conditions of the agreement of sale, dated as of February 7, 2022. The selling price for the property was $722,000. The Company realized net proceeds of approximately $600,000 after the payment of real estate taxes, brokerage and legal fees, transfer taxes and other expenses.

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

Investments

When we invest our available cash, it is primarily in U.S. Treasury securities, investment grade commercial paper, FDIC guaranteed certificates of deposit, equity-related securities and corporate notes. Investments classified as available-for-sale debt securities are carried at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Investments in equity securities are reported at fair value, with both realized and unrealized gains and losses recorded in other income in the consolidated statements of operations. Investments in which we have the ability and intent, if necessary, to liquidate are classified as short-term.

We review our available-for-sale debt securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When we conclude that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the consolidated statements of operations. As of September 30, 2022, and 2021, no impairment was recorded.

Stock-based compensation

We grant stock-based compensation in the form of stock options, RSUs and restricted stock. We expense stock-based compensation based upon the fair value on the date of grant.

We use the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock option-based payment awards on the date of grant using an option-pricing model is affected by assumptions regarding a number of complex and subjective variables. These variables include our expected stock volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates, forfeitures and expected dividends. The expected term represents the weighted-average period that our stock options are expected to be outstanding and is based upon the historical data. We estimate the volatility of our common stock based on a historical range of stock price fluctuations. We base the risk-free interest rate that we use in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected terms on the options. We do not anticipate paying any cash dividends in the foreseeable future and, therefore, use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

All option grants are granted at an exercise price per share equal to the closing market price of our common stock on the day before the date of grant. Therefore, there is no intrinsic value on the date of grant because the exercise price per share of each option was equal to the fair value of the common stock on the date of grant. There were no in-the-money options at September 30, 2022, and as such no intrinsic value.

We allocate stock option-based compensation costs using a straight-line method, which amortizes the fair value of each award on a straight-line basis over the service period.

The Company used Monte Carlo simulation model valuation technique to determine the fair value of RSUs granted because the awards vest based upon achievement of market price targets that are in terms of a 15-trading day average. The Monte Carlo simulation model utilizes multiple input variables, similar to those mentioned above in the valuation of stock options, which determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each RSU. Compensation expense related to the RSUs is recognized by the Company over a service period that was derived from the same statistical valuation methods used to estimate the fair value of the RSUs at grant date.

Income tax valuation allowance

In accordance with ASC 740 “Accounting for Income Taxes” (“ASC 740”), we evaluate our deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted. Evaluating the need for and amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all positive and negative evidence available to determine whether all or some portion of the deferred tax assets will not be realized. A valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50%) that they will not be realized. In general, “realization” refers to the incremental benefit achieved through the reduction in future taxes payable or an increase in future taxes refundable from the deferred tax assets, assuming that the underlying deductible differences and carry-forwards are the last items to enter into the determination of future taxable income. In determining our valuation allowance, we consider the source of taxable income including taxable income in prior carry-back years, future reversals of existing temporary differences, the required use of tax planning strategies, and future taxable income exclusive of reversing temporary differences and carry-forwards. We are in a cumulative loss position for the past three years, which is considered significant negative evidence by the accounting standards that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. The accounting standards attribute greater weight to objective verifiable evidence than to subjective positive evidence, such as our projections for future growth. Based on an evaluation in accordance with the accounting standards, as of September 30, 2022, a valuation allowance has been recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all available evidence. Any U.S. tax benefits or tax expense recorded on the consolidated statements of operations will be offset with a corresponding adjustment from the use of the NOL carry-forward asset which currently has a full valuation allowance. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the Condensed Financial Statements for a discussion of new accounting standards.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For the nine months ended September 30, 2022, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES

Management’s evaluation of disclosure controls and procedures

Based on evaluation at September 30, 2022, our chief executive officer and acting chief financial officer (the “certifying officer”), with the participation of the management team, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our certifying officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting

The certifying officer has concluded that there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Rubicon Technology, Inc.

Date: November 10, 2022	By:	/s/ Timothy E. Brog
Timothy E. Brog President, Chief Executive Officer and Acting Chief Financial Officer

EXHIBIT INDEX

The Exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Incorporation by Reference
3.1	Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to the registrant’s Registration Statement on Form S-1/A, filed on November 1, 2007 (File No. 333-145880)

3.2	Amendment No. 1 to Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 29, 2011 (File No. 1-33834)

3.3	Amendment No. 2 to Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed on May 4, 2017 (File No. 1-33834)

3.4	Second Amended and Restated Bylaws of Rubicon Technology, Inc.	Filed as Exhibit 3.3 to the registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2016 (File No. 1-33834)

3.5	Certificate of Designations of Series A Junior Participating Preferred Stock of Rubicon Technology, Inc. filed with the Secretary of State of Delaware on December 18, 2017.	Filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed on December 18, 2017 (File No. 1-33834)

3.6	Amendment No. 3 to Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed on May 15, 2018 (File No. 1-33834)

3.7	Stock Purchase and Sale Agreement, dated as of July 1, 2022 between Janel Corporation and Rubicon Technology, Inc.	Filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K, filed on July 5, 2022 (File No. 1-33834)

3.8	Amendment No. 2 to Section 382 Rights Agreement, dated as of July 1, 2022, by and between Rubicon Technology, Inc. and American Stock Transfer & Trust Company, LLC.	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on July 5, 2022 (File No. 1-33834)

3.9	Form of First Amendment to Executive Employment Agreement, by and between Rubicon Technology, Inc. and Timothy E. Brog.	Filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed on July 5, 2022 (File No. 1-33834)

3.10	Tender and Voting Agreement by and among Janel Corporation, Rubicon Technology, Inc. and Aldebaran Capital, LLC, dated July 1, 2022.	Filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K, filed on July 5, 2022 (File No. 1-33834)

3.11	Tender and Voting Agreement by and among Janel Corporation, Rubicon Technology, Inc. and Bandera Master Fund, L.P., dated July 1, 2022.	Filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K, filed on July 5, 2022 (File No. 1-33834)

3.12	Tender and Voting Agreement by and among Janel Corporation, Rubicon Technology, Inc. and Sententia Capital Management LLC, dated July 1, 2022.	Filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K, filed on July 5, 2022 (File No. 1-33834)

3.13	Tender and Voting Agreement by and among Janel Corporation, Rubicon Technology, Inc. and Poplar Point Capital Management, LLC, L.P., dated July 1, 2022.	Filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K, filed on July 5, 2022 (File No. 1-33834)

3.14	Business Loan Agreement, dated August 15, 2022, between Rubicon Technology BP LLC and American Community Bank & Trust	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on August 15, 2022 (File No. 1-33834)

3.15	Promissory Note, dated August 15, 2022, between Rubicon Technology BP LLC and American Community Bank & Trust	Filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed on August 15, 2022 (File No. 1-33834)

3.16	Mortgage, dated August 15, 2022, between Rubicon Technology BP LLC and American Community Bank & Trust	Filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K, filed on August 15, 2022 (File No. 1-33834)

3.17	Real Estate Sale Contract, dated February 9, 2022, between Rubicon Technology, Inc., and Capitol Trucking Inc., a Texas corporation for the purchase of that parcel of real property commonly known as Fox Valley Business Park, Lot 101, Batavia, Illinois 60510.	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on February 7, 2022 (File No. 1-33834)

31.1*	Certification of Chief Executive Officer and Acting Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed electronically with this Quarterly Report on Form 10-Q