Form 10-K
period 2022-12-31
Rubicon Technology, Inc.
filed 2023-03-30
CIK 1410172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 001-33834

RUBICON TECHNOLOGY, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-4419301
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

900 East Green Street Bensenville, Illinois	60106
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (847) 295-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, there were 2,010,177 shares of common stock outstanding held by non-affiliates of the registrant, with an aggregate market value of the common stock (based upon the closing price of these shares on the NASDAQ Capital Market) of approximately $18,473,527.

The number of shares of the registrant’s common stock outstanding as of the close of business on February 28, 2023 was 2,410,265.

Documents incorporated by reference:

Not applicable.

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

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Before investing in our common stock, investors should be aware that the occurrence of the risks, uncertainties and events described in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K could have a material adverse effect on our business, results of operations and financial condition. These risks and uncertainties include our dependence on key customers; changes in demand or the average selling prices of sapphire products; the failure to achieve the margins we expect, whether due to our own operations or changes in the market for our products; the failure of third parties performing services for us to do so successfully; our ability to protect our intellectual property rights; the competitive environment; and the cost of compliance with environmental standards. Although we believe that the expectations reflected in the forward-looking statements are reasonable, forward-looking statements are inherently subject to known and unknown risks, including business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K, other than as may be required by applicable law or regulation. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

You should read this Annual Report on Form 10-K and the documents that we reference therein and have filed with the Securities and Exchange Commission (the “SEC”) as exhibits with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

Unless otherwise indicated, the terms “Rubicon,” the “Company,” “we,” “us,” and “our” refer to Rubicon Technology, Inc. and our consolidated subsidiaries.

ITEM 1. BUSINESS OVERVIEW

Rubicon currently consists of two subsidiaries, Rubicon Worldwide LLC, doing business as Rubicon Technology Worldwide LLC (“RTW”) and Rubicon Technology BP LLC (“BP”). In June 2021 the operations of Rubicon DTP LLC, doing business as Direct Dose Rx (“Direct Dose”) were discontinued.

RTW is an advanced materials provider specializing in monocrystalline sapphire for applications in optical and industrial systems. Sapphire is a desirable material for high-performance applications due to its hardness and strength, transparency in the visible and infrared spectrum, thermal conductivity, thermal shock resistance, abrasion resistance, high melting point and chemical inertness. As a result, it is ideally suited for extreme environments in a range of industries where material durability is just as important as optical clarity. We believe that we continue to have a reputation as one of the highest quality sapphire sources in the market. We provide optical and industrial sapphire products and materials in a variety of shapes and sizes. We manage our operations and ship from our owned facility located in Bensenville, Illinois.

Our sapphire business operates in a very competitive market. Our ability to expand our optical and industrial business and the acceptance of new product offerings are difficult to predict. Our total sales backlog was approximately $1,167,100 and $1,735,000 as of December 31, 2022 and 2021, respectively.

In June 2021 the operations of Direct Dose Rx were discontinued. The costs associated with such closure were not material. Direct Dose Rx was a specialized pharmacy that provided prescription medications, over-the-counter drugs and vitamins to patients being discharged from skilled nursing facilities and hospitals, and directly to retail customers who want such medications delivered to their home. The delivered products were sorted by the dose, date, and time to be taken, and came in easy-to-use, perforated strip-packaging as opposed to separate pill bottles. Direct Dose Rx was licensed to operate in 11 states. The services offered by Direct Dose Rx benefited patients, skilled nursing facilities and hospitals by reducing the risk of hospital readmissions.

In August 2022, Janel Corporation (“Janel”) completed a tender offer to acquire 1,108,000 shares or 45% of our outstanding common stock at a price per share of $20.00. The tender offer was made pursuant to the terms and conditions set forth in a Stock Purchase and Sale Agreement, dated as of July 1, 2022, between the Company and Janel (the “Purchase Agreement”). The terms and conditions provided that, immediately after the consummation of the tender offer, the Company pay a cash distribution to all stockholders of $11.00 per share. This cash distribution was made in August 2022 and totaled approximately $27.1 million. As part of the transaction, the Board of Directors of the Company (the “Board of Directors”) approved Amendment No. 2 to the Rights Agreement dated as of December 18, 2017, between the Company and American Stock Transfer & Trust Company, LLC, regarding the Company’s ability to utilize its U.S. net operating loss (“NOL”) carryforwards (the “Rights Agreement”). This amendment extended the final expiration date of the Rights Agreement to September 1, 2025. For more information regarding the Rights Agreement, see Note 8 – Stockholder Rights Agreement to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

We have significant NOL carryforwards. Under federal tax laws, we can carry forward and use our NOLs to reduce our future U.S. taxable income and tax liabilities until such NOL carryforwards expire in accordance with the Internal Revenue Code of 1986, as amended (the “IRC”). Our NOL carryforwards provide a benefit to us, if fully utilized, of significant future tax savings. However, our ability to use these tax benefits in future years will depend upon the amount of our federal and state taxable income. If we do not have sufficient federal and state income in future years to use the benefits before they expire, we will permanently lose the benefit of the NOL carryforwards. Our ability to use the tax benefits associated with our NOL carryforwards is dependent upon our generation of future taxable profits and our ability to successfully identify and consummate suitable acquisitions or investment opportunities. As part of completing the Janel transaction, the Company took into consideration the impact it would have on the NOL carryforwards, and determined that the transaction would not result in any impairment. Rubicon is continuing to evaluate opportunities to utilize the NOL carryforwards.

Rubicon Technology, Inc. is a Delaware corporation and was incorporated on February 7, 2001. Our common stock was listed on the Nasdaq Capital Market under the symbol “RBCN” until it was delisted effective December 30, 2022 (see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for more information). On January 3, 2023, our common stock began trading on the OTCQB Capital Market under the symbol “RBCN.”

Sapphire INDUSTRY OVERVIEW

Sapphire is utilized in optical and industrial applications. It is used for windows and optics for aerospace, sensor, medical, semiconductor, instrumentation, electronics and laser applications due to its wide-band transmission, superior strength, chemical and scratch resistance and high strength-to-weight ratio.

PRODUCTS

 We provide optical and industrial sapphire products in various shapes and sizes. These optical sapphire products are qualified and used in equipment for a wide variety of end markets and high-performance applications, including defense and aerospace, specialty lighting, instrumentation, sensors and detectors, semiconductor process equipment, electronic substrates, medical and laser applications.

RESEARCH AND DEVELOPMENT

In 2022 and 2021, Rubicon did not incur any research and development (“R&D”) expenses and it currently does not have any plans for expenditures in 2023 related to R&D.

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

CUSTOMERS

Our principal customers have been defense subcontractors, industrial manufacturers, fabricators and resellers. A substantial portion of our sales have been to a small number of customers. In 2022, our top six customers (each 10% or greater of our revenues) accounted for, in the aggregate, approximately 72% of our revenue from our continuing operations and in 2021, the top three customers accounted for approximately 46% of our revenue from our continuing operations. A customer who had accounted for 22% of revenue from continuing operations in 2021 accounted for only 4% of revenue from continuing operations in 2022. Although we are attempting to diversify and expand our customer base, we expect our sales to continue to be concentrated among a small number of customers. We also expect that our significant customers may change from time to time due to various factors. No other customer accounted for 10% or more of our sapphire revenues during 2022 or 2021 other than those referred to above.

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

ENVIRONMENTAL REGULATION

From time to time, we use water, oils, slurries, acids, adhesives and other industrial chemicals. We are subject to a variety of federal, state and local laws regulating the discharge of these materials into the environment or otherwise relating to the protection of the environment. These include statutory and regulatory provisions under which we are responsible for the management of hazardous materials we use and the disposition of hazardous wastes resulting from our manufacturing processes. Failure to comply with such provisions, whether intentional or inadvertent, could result in fines and other liabilities to the government or third parties, injunctions requiring us to suspend or curtail operations or other remedies, which could have a material adverse effect on our business. The cost of complying with environmental regulation is not material.

EMPLOYEES

As of December 31, 2022, we had 12 full-time employees. None of our employees are represented by a labor union. We consider our employee relations to be good.

OTHER INFORMATION

You may access, free of charge, our reports filed with the SEC (for example, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and any amendments to those forms) over the Internet at the SEC’s website at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available through our Internet website (www.rubicontechnology.com). Reports filed with or furnished to the SEC will be available as soon as reasonably practicable after they are filed with or furnished to the SEC. Alternatively, if you would like a paper copy of any such SEC report (without exhibits) or document, write to Investor Relations, Rubicon Technology, Inc., 900 East Green Street, Bensenville, Illinois 60106, and a copy of such requested document will be provided to you, free of charge. The information found on our website is not part of this or any other report filed with, or furnished to, the SEC.

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

We have incurred significant losses in prior periods and may incur significant losses in the future. These losses may have an adverse effect on our ability to attract new customers or retain existing customers. We have incurred net losses of $0.7 million, $1.1 million, $1.1 million, $17.8 million and $62.9 million in 2021, 2020, 2019, 2017 and 2016, respectively. Although we recorded net income of $0.9 million and $1.0 million in 2022 and 2018, respectively, there can be no assurance that we will achieve profitability in future periods.

We are exploring, evaluating, and may begin to implement certain strategic alternatives with a goal of providing greater value to our stockholders. There can be no assurance that we will be successful in identifying additional strategic alternatives or implementing any strategic alternative, or that any strategic alternative will yield additional value for stockholders.

Our management and the Board of Directors are continuing to review strategic alternatives with a goal of providing greater value to our stockholders. These alternatives could result in, among other things, modifying or eliminating certain of our operations, selling material assets, seeking additional financing, selling the business, making investments, effecting a merger, consolidation or other business combination, partnering or other collaboration agreements, or potential acquisitions or recapitalizations, in one or more transactions.

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

We believe our existing cash and cash equivalents, and interest thereon, will be sufficient to fund our projected operating requirements for at least the next twelve months. However, if our success in generating sufficient operating cash flow or our use of cash in the next twelve months were to significantly adversely change, we may not have enough funds available to continue operating at our current level in future periods. A limitation of funds available may raise concerns about our ability to continue to operate. Such concerns may limit our ability to obtain financing and some customers may not be willing to do business with us.

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

The markets for selling high-quality sapphire products are very competitive and have been characterized by broad advancements and changes in technological capabilities. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, and failure to increase, or the loss of, market share or expected market share, any of which would likely seriously harm our business, operating results and financial condition.

 The average selling prices of sapphire products have historically been volatile and in recent years sapphire product prices have been increasingly depressed.

Historically, our industry has experienced volatility in product demand and pricing. However, in the last five years, the sales prices for our sapphire products have trended downward due to an over-supply of products in the market. In some countries, government programs support sapphire producers who would otherwise be unprofitable; in such circumstances, sapphire may be sold at prices below cost for an extended period of time, depressing market prices, to the detriment of our gross margins. This has had a significant adverse impact on our profitability and our results of operations. Moreover, changes in average selling prices of our products as a result of competitive pricing pressures increased sales discounts and new product introductions by our competitors could have a significant impact on our profitability. Although we attempt to optimize our product mix, reduce manufacturing costs and pass along certain increases in costs to our customers in order to lessen the effect of decreases in selling prices, we may not be able to successfully do so in a timely manner or at all, and our results of operations and business may be harmed.

We depend on a few customers for a major portion of our sales and our results of operations would be adversely impacted if they reduce their order volumes.

Historically, we have earned, and believe that in the future we will continue to earn, a substantial portion of our revenue from a small number of customers. In 2022, our top six customers accounted for, in the aggregate, approximately 72% of our revenue from our continuing operations, and in 2021, our top three customers accounted for approximately 46% of our revenue from our continuing operations. A customer who had accounted for 22% of revenue from continuing operations in 2021 accounted for only 4% of revenue from continuing operations in 2022. A loss of one of our major customers or having a major customer significantly reduce its volume of business with us, could result in materially reduced revenues and profitability unless we are able to replace such demand with other orders promptly. We expect to continue to be dependent on our major customers, the number and identity of which may change from period to period.

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

If we are unable to retain certain existing personnel, our business could be harmed.

Our success depends on our continued ability to retain and motivate highly skilled personnel. Competition for these individuals is intense, and we may not be able to successfully retain sufficiently qualified personnel. The inability to retain necessary personnel could harm our ability to obtain new customers and develop new products and could adversely affect our business and operating results. In addition, the loss of the services, or distraction, of our senior management for any reason could adversely affect our business, operating results and financial condition.

We are dependent on the continued services and performances of certain senior management employees such as sales management and the head of operations.

On December 12, 2022, the Board of Directors and the Company’s Chief Executive Officer, President and Acting Chief Financial Officer, Timothy Brog, mutually agreed that the Company’s operational staffing requirements had changed and that a new Chief Executive Officer was needed. Mr. Brog remained employed by the Company until January 6, 2023. Mr. Brog’s departure was not the result of any disagreements with the Company on any matters relating to its operations, policies or practices. On February 24, 2023, the Board of Directors appointed Joseph Ferrara as Executive Officer and Chief Financial Officer of the Company.

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

From time to time, we use water, oils, slurries, acids, adhesives and other industrial chemicals. We are subject to a variety of foreign, federal, state and local laws and regulations governing the protection of the environment. These environmental laws and regulations include those relating to the use, storage, handling, discharge, emission, disposal and reporting of toxic, volatile or otherwise hazardous materials used in our manufacturing processes. These materials may have been or could be released into the environment at properties currently or previously operated by us, at other locations during the transport of the materials, or at properties to which we send substances for treatment or disposal. If we were to violate or become liable under environmental laws and regulations or become non-compliant with permits required at some of our facilities, we could be held financially responsible and incur substantial costs, including investigation and cleanup costs, fines and civil or criminal sanctions, third-party property damages or personal injury claims. In addition, new laws and regulations or stricter enforcement of existing laws and regulations could give rise to additional compliance costs and liabilities.

RTW’s operations are concentrated in one facility, and the unavailability of this facility could harm our business.

Our operations are concentrated in one facility located in Bensenville, Illinois. Should a casualty, natural disaster, inclement weather, an outbreak of disease, power loss, an act of terrorism or similar event affect the Chicagoland area, our operations could be significantly impacted. We may not be able to replicate the operations of our Bensenville facility. The disruption from such an event could adversely affect or interrupt entirely our ability to conduct our business.

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

Our NOL carryforwards may expire or could be substantially limited if we experience an ownership change as defined in the IRC or if changes are made to the IRC.

We have significant NOL carryforwards. Under federal tax laws, we can carry forward and use our NOLs to reduce our future U.S. taxable income and tax liabilities until such NOL carryforwards expire in accordance with the IRC. Our NOL carryforwards provide a benefit to us, if fully utilized, of significant future tax savings. However, our ability to use these tax benefits in future years will depend upon the amount of our federal and state taxable income. If we do not have sufficient federal and state income in future years to use the benefits before they expire, we will permanently lose the benefit of the NOL carryforwards. Our ability to use the tax benefits associated with our NOL carryforwards is dependent upon our generation of future taxable profits and our ability to successfully identify and consummate suitable acquisitions or investment opportunities.

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

Under the recently enacted Tax Cut and Jobs Act, NOLs generated on or after January 1, 2018, could be limited to 80% of taxable income. If other changes were made to the IRC, they could impact our ability to utilize our NOLs. Accordingly, any such occurrences could adversely affect our financial condition, operating results and cash flows.

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

To the extent the COVID-19 pandemic adversely affects the Company’s business, results of operations, financial condition and stock price, it may also have the effect of heightening many of the other risks described in this Part I, Item 1A of this Annual Report on Form 10-K.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

The trading price of our common stock has been and will likely continue to be volatile due to various factors, some of which are beyond our control, and each of which could adversely affect our stockholders’ value.

Our common stock was listed on the Nasdaq Capital Market under the symbol “RBCN” until it was delisted effective December 30, 2022 (see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for more information). On January 3, 2023, our common stock began trading on the OTCQB Capital Market under the symbol “RBCN.” Factors related to our Company and our business, as well as broad market and industry factors, may adversely affect the market price of our common stock, regardless of our actual operating performance. Such factors that could cause fluctuations in our stock price include, among other things:

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

A number of provisions in our certificate of incorporation and bylaws, as amended, as well as anti-takeover provisions of Delaware law, may have the effect of delaying, deterring, preventing or rendering more difficult a change in control of Rubicon that our stockholders might consider in their best interests. These provisions include:

●	a classified Board of Directors;

●	a tax benefit preservation plan designed to preserve our ability to utilize our net operating losses as a result of certain stock ownership changes, which may have the effect of discouraging transactions involving an actual or potential change in our ownership;

●	granting to the Board of Directors sole power to set the number of directors and to fill any vacancy on the Board of Directors, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;

●	limitations on the ability of stockholders to remove directors;

●	the ability of our Board of Directors to designate and issue one or more series of preferred stock without stockholder approval, the terms of which may be determined at the sole discretion of the Board of Directors;

●	prohibition on stockholders from calling special meetings of stockholders;

●	prohibition on stockholders from acting by written consent;

●	establishment of advance notice requirements for stockholder proposals and nominations for election to the Board of Directors at stockholder meetings; and

●	a requirement that any action taken by the Company or any stockholder that would result in a stockholder owning greater than 49% (an “Above 49% Stockholder”) of the outstanding shares of common stock, would require the approval of a majority of stockholders of the common stock, excluding such Above 49% Stockholder and any entity or person(s) affiliated with such Above 49% Stockholder;

These provisions may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging takeover attempts in the future.

The foregoing provisions of our certificate of incorporation and bylaws, as amended, may also make it difficult for stockholders to replace or remove our management. These provisions may facilitate management entrenchment that may delay, deter, render more difficult or prevent a change in our control, which may not be in the best interests of our stockholders.

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

Our Board of Directors may declare or pay any dividends to our stockholders in the foreseeable future.

The declaration, payment and amount of any future dividends will be made at the discretion of our Board of Directors and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors the Board of Directors considers relevant. Historically, the Company has never declared or paid cash dividends on its common stock. At the end of August 2022, the Company returned $27,092,000 of capital to its shareholders. At the time of the distribution, the Company had an accumulated deficit of approximately $331 million. The Company accounted for the distribution as a reduction of additional paid in capital (see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for more information). The Company may decide to make similar distributions or declare cash dividends in the future, but there is no assurance that the Company will do so.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Disclosure under this item is not required, as the registrant is a smaller reporting company.

ITEM 2. PROPERTIES

All of our sapphire operations and certain of our executive functions are located in our Bensenville, Illinois, 30,000 square-foot facility that we purchased in September 2018. During the year ended December 31, 2022, the Company entered into a business loan agreement and promissory note in the amount of $1,620,000, which is secured by the property. For more information regarding the business loan agreement and promissory note, see Note 1 – Summary of Significant Accounting Policies of our Consolidated Financial Statements included in this Annual Report on Form 10-K.

On September 19, 2022, the Company completed the sale of a parcel of land located in Batavia, Illinois pursuant to the terms and conditions of the agreement of sale, dated as of February 7, 2022. The selling price for the property was $722,000. The Company realized net proceeds of approximately $600,000 after the payment of real estate taxes, brokerage and legal fees, transfer taxes and other expenses.

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

There are no outstanding material matters as of December 31, 2022 and through the date of this filing.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was listed on the Nasdaq Capital Market under the symbol “RBCN” until it was delisted effective December 30, 2022 (see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for more information). On January 3, 2023, our common stock began trading on the OTCQB Capital Market under the symbol “RBCN.” The following table sets forth the high and low sales prices for our common stock as reported on those markets for the periods indicated:

	High	Low
Fiscal year ended December 31, 2022
First Quarter	$9.39	$8.61
Second Quarter	$9.68	$8.58
Third Quarter	$17.74	$2.14
Fourth Quarter	$2.39	$1.26

	High	Low
Fiscal year ended December 31, 2021
First Quarter	$11.84	$9.18
Second Quarter	$11.92	$9.42
Third Quarter	$11.00	$8.60
Fourth Quarter	$10.75	$8.65

Holders

As of February 28, 2023, our common stock was held by approximately 12 stockholders of record and there were 2,410,265 shares of our common stock outstanding.

Dividend Policy

Historically, the Company has never declared or paid cash dividends on its common stock. At the end of August 2022, the Company returned $27,092,000 of capital to its shareholders. At the time of the distribution, the Company had an accumulated deficit of approximately $330 million. The Company accounted for the distribution as a reduction of additional paid in capital (see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for more information. The Company may decide to make similar distributions or declare cash dividends in the future.

ITEM 6. [Reserved]

Disclosure under this item is not required as the registrant is a smaller reporting company.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In November 2018, the Board of Directors authorized a program to repurchase up to $3,000,000 of shares of the Company’s common stock. As of July 2020, the Company had repurchased $3,000,000 of shares of the Company’s common stock.

On December 14, 2020, the Board of Directors authorized an additional $3,000,000 for the repurchase of the Company’s common stock. On July 5, 2022 the Company announced that it had entered into the Purchase Agreement with Janel, pursuant to which Janel would commence a cash tender offer to purchase up to 45% of the outstanding shares of the Company’s common stock on a fully-diluted basis at a price of $20.00 per share. The transaction was subsequently consummated in August 2022. Pursuant to the terms of the Company’s share repurchase program, the Janel transaction resulted in the automatic termination of the program.

There was no share repurchase activity during the year ended December 31, 2022.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. You should review the “Risk Factors” section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements described in the following discussion and analysis.

OVERVIEW

Rubicon currently consists of two subsidiaries, Rubicon Worldwide LLC, doing business as RTW, and Rubicon Technology BP LLC. In June 2021, the operations of Rubicon DTP LLC, doing business as Direct Dose Rx were discontinued.

RTW is an advanced materials provider specializing in monocrystalline sapphire for applications in optical and industrial systems. Sapphire is a desirable material for high-performance applications due to its hardness and strength, transparency in the visible and infrared spectrum, thermal conductivity, thermal shock resistance, abrasion resistance, high melting point and chemical inertness. As a result, it is ideally suited for extreme environments in a range of industries where material durability is just as important as optical clarity. We believe that we continue to have a reputation as one of the highest quality sapphire sources in the market. We provide optical and industrial sapphire products in a variety of shapes and sizes. We manage our operations and ship from our owned facility located in Bensenville, Illinois.

Our sapphire business operates in a very competitive market. Our ability to expand our optical and industrial business and the acceptance of new product offerings are difficult to predict. Our total sales backlog was approximately $1,167,100 and $1,735,000 as of December 31, 2022 and 2021, respectively.

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

In August 2022, Janel completed a tender offer to acquire 1,108,000 shares or 45% of our outstanding common stock at a price per share of $20.00. The tender offer was made pursuant to the terms and conditions set forth in the Purchase Agreement. The terms and conditions provided that, immediately after the consummation of the tender offer, the Company pay a cash distribution to all stockholders of $11.00 per share. This cash distribution was made in August 2022 and totaled approximately $27.1 million. As part of the transaction, the Board of Directors approved Amendment No. 2 to the Rights Agreement, regarding the Company’s ability to utilize its NOL carryforwards. This amendment extended the final expiration date of the Rights Agreement to September 1, 2025. For more information regarding the Rights Agreement, see Note 8 – Stockholder Rights Agreement to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

We have significant NOL carryforwards. Under federal tax laws, we can carry forward and use our NOLs to reduce our future U.S. taxable income and tax liabilities until such NOL carryforwards expire in accordance with the IRC. Our NOL carryforwards provide a benefit to us, if fully utilized, of significant future tax savings. However, our ability to use these tax benefits in future years will depend upon the amount of our federal and state taxable income. If we do not have sufficient federal and state income in future years to use the benefits before they expire, we will permanently lose the benefit of the NOL carryforwards. Our ability to use the tax benefits associated with our NOL carryforwards is dependent upon our generation of future taxable profits and our ability to successfully identify and consummate suitable acquisitions or investment opportunities. As part of completing the Janel transaction, the Company took into consideration the impact it would have on the NOL carryforwards, and determined that the transaction would not result in any impairment. Rubicon is continuing to evaluate opportunities to utilize the NOL carryforwards.

Rubicon Technology, Inc. is a Delaware corporation and was incorporated on February 7, 2001. Our common stock historically was listed on the Nasdaq Capital Market. On December 13, 2022, the Company notified The Nasdaq Stock Market LLC (“Nasdaq”) of its decision to voluntarily delist its common stock from the Nasdaq Capital Market, and on December 23, 2022, filed a Form 25 with the SEC. The delisting of the Company’s common stock became effective on December 30, 2022. On January 3, 2023, the Company’s common stock began trading on the OTCQB Capital Market under the symbol “RBCN.”

The Board of Directors has determined that the voluntary delisting of the Company’s common stock from the Nasdaq Capital Market was in the best interests of the Company and its stockholders. The decision of the Board of Directors was based on careful review of several factors, including the benefits to the Company of eliminating the expenses of being listed on the Nasdaq Capital Market and the costs associated with it, as well as eliminating the demands on management’s time of complying with the Nasdaq listing standards. On March 10, 2023, the Company commenced filing with the SEC post-effective amendments to various registration statements on Form S-3 (File Nos. 333-167272 and 333-192536) and Form S-8 (File Nos. 333-147552, 333-180211 and 333-213025) to remove from registration any and all securities registered but unsold under each of the registration statements as of the date of the relevant post-effective amendment. On March 28, 2023, the Board of Directors determined that the voluntary deregistration from the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), was in the best interests of the Company and its stockholders. Further, on or about March 30, 2023, the Company intends to file a Form 15 with the SEC to suspend the Company’s reporting obligations under Section 15(d) of the Exchange Act. Upon the filing of the Form 15, the Company's obligation to file periodic reports with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, will be suspended immediately.

Historically, we have earned, and believe that in the future we will continue to earn, a substantial portion of our revenue from a small number of customers. For the year ended December 31, 2022, we had six customers individually that accounted for approximately 15%, 12%, 12%, 11%, 11%, and 11% of our revenue from our continuing operations. For the year ended December 31, 2021, we had three customers individually that accounted for approximately 22%, 12%, and 12% of our revenue from our continuing operations. The customer who had accounted for 22% of revenue from continuing operations in 2021 accounted for only 4% of revenue from continuing operations in 2022. Our principal customers have been defense subcontractors, industrial manufacturers, fabricators and resellers. Although we are attempting to diversify and expand our customer base, we expect our sales to continue to be concentrated among a small number of customers. We also expect that our significant customers may change from time to time. No other customer accounted for 10% or more of our revenues from our continuing operations during the years ended December 31, 2022 and 2021 other than those referred to above.

We sell our products on a global basis. For the year ended December 31, 2022, the North American and other markets accounted for 82% and 18% of our revenue, respectively. For the year ended December 31, 2021, the North American and other markets accounted for 90% and 10% of our revenue of continuing operations, respectively. All our revenue and corresponding accounts receivable are denominated in U.S. dollars. For more information about our revenues by geographic region, see Note 2 – Segment Information of our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Financial operations

Revenue. RTW’s revenue consists of sales of optical and industrial sapphire products sold as blanks or polished windows. Products are made to varying specifications, such as crystal planar orientations and thicknesses. We expect that in future periods our revenue will continue to be primarily from the sale of optical materials. We recognize revenue once the performance obligation is satisfied, when the product is manufactured to the customer’s specification and based upon shipping terms, title, and control of the product and risk of loss transfer to the customer. Delays in product orders or changes to the timing of shipments could cause our quarterly revenue to vary significantly. All of our revenue and corresponding accounts receivable are denominated in U.S. dollars. Substantially all our revenue is generated by our direct sales team and we expect this to continue in the future.

Cost of goods sold. Our cost of goods sold consists primarily of manufacturing materials, labor, manufacturing related overhead such as utilities, depreciation, rent, provisions for excess and obsolete inventory reserves, idle plant and other variance charges, outsourcing costs, freight and warranties. We purchase materials and supplies to support current and future demand for our products. We are subject to variations in the cost of consumable assets from period to period because we do not have long-term fixed-price agreements with our suppliers. We currently outsource a material amount of our production processes and needs.

Gross profit (loss). Our gross profit (loss) has been and will continue to be affected by a variety of factors, including average sales prices of our products, product mix, and our ability to reduce costs.

General and administrative expenses. General and administrative expenses (“G&A”) consist primarily of compensation and associated costs for employees in finance, information technology and administrative activities, charges for accounting, legal services, insurance and stock-based compensation.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries and associated costs for employees engaged in sales activities.

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

Other gain. Other gain includes the settlement of liabilities for amounts that were less than amounts originally recorded and compensation received for an easement right.

Other income (expense). Other income (expense) consists of interest income, interest expense, gains and losses on investments, and grant revenue.

Provision for income tax. We account for income taxes under the asset and liability method whereby the expected future tax consequences of temporary differences between the book value and the tax basis of assets and liabilities are recognized as deferred tax assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to be recognized. Our analysis of ownership changes that limit the utilization of our NOL carryforwards as of December 31, 2022, shows no impact on such utilization. We are in a cumulative loss position for the past three years which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. Based on an evaluation in accordance with the accounting standards, as of December 31, 2022 and 2021, a valuation allowance has been recorded against the net U.S deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. Until an appropriate level of sustained profitability is attained, we expect to maintain a full valuation allowance on our U.S. net deferred tax assets. Any U.S tax benefits or tax expense recorded on the Consolidated Statement of Operations will be offset with the corresponding adjustment from the use of the NOL carryforward asset which currently has a full valuation allowance. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

Stock-based compensation. The majority of our stock-based compensation relates primarily to our Board of Directors, executive and administrative personnel and is accounted for as a G&A expense. For the years ended December 31, 2022 and 2021, our stock-based compensation expense was $182,000 and $371,000, respectively.

RESULTS OF OPERATIONS

The following table sets forth our consolidated statements of continuing operations for the periods indicated:

	Year Ended
	December 31,
	2022	2021
	(in thousands)

Revenue	$3,587	$4,061
Cost of goods sold	2,147	2,798
Gross profit	1,440	1,263
Operating expenses:
General and administrative	2,346	2,130
Sales and marketing	136	210
Gain on sale or disposal of assets	(1,410)	(613)
Other gain	(217)	—
Total operating expenses	855	1,728
Income (loss) from continuing operations	585	(464)
Other income	334	5
Income (loss) before income taxes from continuing operations	919	(459)
Income (loss) from discontinued operations, net of taxes	16	(271)
Income tax expense	—	—
Net income (loss)	$935	$(730)

The following table sets forth our statements of operations as a percentage of total revenue for the periods indicated:

	Year Ended
	December 31,
	2022	2021

Revenue	100%	100%
Cost of goods sold	60	69
Gross profit	40	31
Operating expenses:
General and administrative	65	52
Sales and marketing	4	5
Gain on sale or disposal of assets	(39)	(15)
Other gain	(6)	—
Total operating expenses	24	42
Income (loss) from continuing operations	16	(11)
Other income	9	—
Income (loss) before income taxes from continuing operations	25	(11)
Income (loss) from discontinued operations, net of taxes	—	(7)
Income tax expense	—	—
Net income (loss)	25%	(18)%

Comparison of years ended December 31, 2022 and 2021

Revenue. Revenue from continuing operations was $3,587,000 for the year ended December 31, 2022, and $4,061,000 for the year ended December 31, 2021, a decrease of $474,000. This decrease in revenue was primarily due to the reduction in revenue from a major customer, offset by increased revenue from the remaining customer base.

Revenue from discontinued operations was $0 and $370,000 for the years ended December 31, 2022 and 2021, respectively. This decrease of $370,000 was due to the discontinuation of operations in June 2021.

Gross profit (loss). Gross profit from continuing operations was $1,440,000 for the year ended December 31, 2022, and $1,263,000 for the year ended December 31, 2021, an increase of $177,000. The increase was due to an improvement in production variances and an increased use of inventory that had previously been reserved, offset by a reduction in overall revenues.

Gross profit from discontinued operations was $0 and $33,000, for the years ended December 31, 2022 and 2021, respectively. This decrease of $33,000 was due to the discontinuation of operations.

General and administrative expenses. General and administrative expenses from continuing operations were $2,346,000 and $2,130,000 for the years ended December 31, 2022 and 2021, respectively, an increase of $216,000. The increase was due to an increase in legal and consulting fees of $547,000, related to the Company’s exploration of strategic alternatives, including the Purchase Agreement and the transactions contemplated thereby. This was offset by a reduction of $208,000 in employee compensation, $58,000 in insurance expense, $27,000 in licenses and fees, and $38,000 in other general and administrative expenses.

General and administrative expenses from discontinued operations were $0 and $285,000 for the years ended December 31, 2022 and 2021, respectively. This decrease of $285,000 was due to the discontinuation of operations.

Sales and marketing expenses. Sales and marketing expenses from continuing operations were $136,000 and $210,000 for the years ended December 31, 2022 and 2021, respectively, a decrease of $74,000. This was primarily due to a decrease in staffing.

Sales and marketing expenses from discontinued operations were $0 and $10,000, for the years ended December 31, 2022 and 2021, respectively. This decrease of $10,000 was due to the discontinuation of operations.

Gain on sale or disposal of assets. The gain on sale or disposal of assets for the year ended December 31, 2022 was $1,410,000, an increase of $797,000 over the gain of $613,000 recorded for the year ended December 31, 2021. The gain in 2022 includes a gain on the sale of equipment and excess consumable assets of $1,332,000, and a gain on the sale of the Company’s parcel of land located in Batavia, Illinois of $78,000. The gain in 2021 was entirely from the sale of excess consumable assets.

The Company recorded a loss on the sale of assets from discontinued operations of $9,000 for the year ended December 31, 2021.

Other gain. During the year ended December 31, 2022, the Company settled liabilities that were accrued in prior years, resulting in a gain of approximately $189,000, and received $28,000 from the Illinois Toll Authority as compensation for an easement right.

Other income (expense). Other income from continuing operations was $334,000 and $5,000 for the years ended December 31, 2022 and 2021, respectively, an increase of $329,000. This increase was primarily due to the recognition of $250,000 of grant revenues (see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates of this Annual Report on Form 10-K for more information), as well as an increase in interest income of $100,000 due to rising interest rates and realized gains on the Company’s marketable securities of $18,000, offset by $39,000 of interest expense.

Income tax (expense) benefit. We are subject to income taxes in the United States. On an annual basis, we assess the recoverability of deferred tax assets and the need for a valuation allowance. For the year ended December 31, 2022, a valuation allowance has been included in the 2022 forecasted effective tax rate. At December 31, 2022, we continue to be in a three-year cumulative loss position; therefore, as of December 31, 2022, we maintained a full valuation allowance on our United States net deferred tax assets and until an appropriate level of profitability is attained, we expect to maintain a full valuation allowance going forward. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”) which, among other provisions, reduced the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. The SEC issued guidance, Staff Accounting Bulletin 118, on accounting for the tax effects of the Act. The guidance allowed us to record provisional amounts for those impacts, with the requirement that the accounting be completed in a period not to exceed one year from the date of enactment. We have completed our accounting for the tax effects of the enactment of the Act. The deemed inclusion from the repatriation tax was $5.0 million at the time the calculation was finalized for the tax return. As we are in a full valuation allowance position (as described above), an equal benefit adjustment was recorded for the impact of the increase of the deemed repatriation tax. The tax provision for the years ended December 31, 2022 and 2021 is based on an estimated combined statutory effective tax rate. For the years ended December 31, 2022 and 2022, we recorded a tax expense of $0 and $0, respectively, for an effective tax rate of 0.0% and 0.0%, respectively. For the years ended December 31, 2022 and 2021, the difference between our effective tax rate and the U.S. federal 21% statutory rate and state 7.4% (net of federal benefit) statutory rate was primarily related to the change in our U.S. NOL valuation allowances and U.S. R&D credit.

At December 31, 2022, we had separate Federal, Illinois and Indiana NOL carryforwards of $189 million, $181 million, and $723,000, respectively. The Federal NOLs will begin to expire in 2026, the Illinois NOLs will begin to expire in 2024, and the Indiana NOLs will begin to expire in 2039. With the adoption of ASU 2016-09 in 2017, we recorded a deferred tax asset related to $26,400,000 of unrecorded Federal and State NOLs attributable to stock option exercises. NOLs attributable to the stock option exercise were fully offset by the valuation allowance (as described above). We have recorded an uncertain tax position of $2,600,000 that further reduces the net operating loss deferred tax assets reported in the financial statements. In addition, at December 31, 2022, we had Federal research and development credits of $662,000, which will begin to expire in 2028.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our operations using a combination of issuances of common stock and cash generated from our operations. However, during the year ended December 31, 2022, the Company entered into a business loan agreement and promissory note in the amount of $1,620,000. For more information regarding the business loan agreement and promissory note, see Note 1 – Summary of Significant Accounting Policies of our Consolidated Financial Statements included in this Annual Report on Form 10-K.

As of December 31, 2022, we had cash and cash equivalents totaling $1,590,000, including cash of $1,584,000 held in deposits at major banks and $6,000 invested in money market funds.

As of December 31, 2021, we had cash equivalents and short-term investments totaling $26,011,000, including cash of $8,123,000 held in deposits at major banks, $3,137,000 invested in money market funds and $14,751,000 of short-term investments in U.S. Treasury securities.

The Company currently has no plans for material capital expenditures.

Cash flows from operating activities

For the year ended December 31, 2022, cash used in operating activities of continuing operations was $521,000. The Company generated a net income of $919,000, including non-cash items of $1,315,000, and a decrease in cash from an increase in net working capital of $125,000. The net working capital increase was primarily driven by an increase in grants receivable of $250,000, a decrease in accrued payroll of $298,000, and a decrease in corporate income and franchise taxes and accrued real estate taxes of $33,000, offset by a decrease in inventories of $145,000, a decrease in prepaid assets and other current assets of $158,000, a decrease in accounts receivable of $41,000, an increase in accounts payable of $12,000 and an increase in accrued and other current liabilities and advance payments of $100,000.

There was no cash used in or provided by discontinued operations for the year ended December 31, 2022.

For the year ended December 31, 2021, cash used in operating activities of continuing operations was $61,000. The Company generated a net loss of $459,000, including non-cash items of $102,000, and an increase in cash from a decrease in net working capital of $500,000. The net working capital decrease was primarily driven by a decrease in inventories of $356,000, was a decrease in prepaid assets and other current assets of $108,000, and an increase in accrued payroll of $215,000. Additionally, there was an increase in accounts receivable of $236,000, which was the result of an increase in 3rd party trade receivables of $447,000 offset by a $211,000 decrease in amounts due from Direct Dose Rx.

Cash used in discontinued operations for the year ended December 31, 2021 of $262,000 was primarily the result of a net loss from discontinued operations of $271,000, as well as a decrease in inventories of $59,000 and an increase in accounts payable of $29,000. There was also a decrease in 3rd party trade receivables of $113,000, as well as a decrease in amounts owed to Rubicon of $211,000.

Cash flows from investing activities

For the year ended December 31, 2022, net cash provided from investing activities of continuing operations of $16,722,000 was comprised of proceeds from the sale of property and excess equipment and consumable assets of $1,954,000, as well as proceeds from the sale of investments of $15,823,000, offset by investment purchases of $1,055,000.

For the year ended December 31, 2021, net cash provided from investing activities of continuing operations of $640,000 was from the sale of excess equipment and consumable assets.

Cash flows from financing activities

For the year ended December 31, 2022, net cash used in financing activities of continuing operations was $25,751,000, resulting from a return of shareholder capital of $27,092,000 and cash used to settle net equity awards of $210,000, and mortgage loan principal payments of $9,000, offset by proceeds from the mortgage, net of escrow funding and loan costs, of $1,560,000.

For the year ended December 31, 2021, net cash used in financing activities of continuing operations was $187,000, resulting from cash used to settle net equity awards of $187,000.

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

Inventory valuation

We value our inventory at the lower of cost or net realizable value. Net realizable value is determined based on an estimated selling price in the ordinary course of business less reasonably predictable costs of completion and disposal. Raw materials cost is determined using the first-in, first-out method, and work-in-process and finished goods costs are determined on a standard cost basis which includes materials, labor and overhead. We establish inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based on customer required specifications. We evaluate the ability to realize the value of our inventory based on a combination of factors, including forecasted sales, estimated current and future market value and changes in customers’ product specifications. For the year ended December 31, 2022, there was a reduction in excess or obsolete inventory of $697,000, which was attributable to consumed inventory which had previously been reserved. For the year ended December 31, 2021, there was a reduction in excess or obsolete inventory of $159,000, which was attributable to consumed inventory which had previously been reserved. In addition, in 2022 we sold inventory that was valued at the lower of cost or market, resulting in a reduction in both the lower of cost or market inventory and the related reserve of $17,000. In 2021, we sold inventory that was valued at the lower of cost or market, resulting in a reduction in both the lower of cost or market inventory and the related reserve of $27,000. The excess and obsolete inventory reserve at December 31, 2022 was $7,052,000 compared to $7,749,000 at December 31, 2021.

We did not record any additional write-downs of consumable inventories for the years ended December 31, 2022 and 2021.

We did not record any additional adjustments of raw materials for the year ended December 31, 2022 and 2021, as we sold some of such raw materials at a price exceeding its book value.

Our method of estimating excess and obsolete inventory has remained consistent for all periods presented. If our recognition of excess or obsolete inventory is, or if our estimates of our inventory’s potential utility become, less favorable than currently expected, additional inventory reserves will be made as required.

As of December 31, 2022 and 2021, the Company made the determination that raw material inventories were such that the likelihood of significant usage within the current year was doubtful and reclassified such raw material inventories as non-current in the reported financial statements. For the year ended December 31, 2022, an additional $301,000 of current inventory was reclassified as non-current. Also, during the year ended December 31, 2022, there were sales of non-current inventory totaling $95,000.

We determine our normal plant capacity and record as an expense the costs attributable to lower utilization of that capacity. For the years ended December 31, 2022 and 2021, such expenses were $65,000 and $99,000, respectively.

Investments

When the Company invests its available cash, it primarily invests in U.S. Treasury securities, investment grade commercial paper, FDIC guaranteed certificates of deposit, common stock, equity-related securities and corporate notes. Investments classified as available-for-sale debt securities are carried at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Investments in equity securities are reported at fair value, with both realized and unrealized gains and losses recorded in other income (expense), in the Consolidated Statements of Operations. Investments in which we have the ability and intent, if necessary, to liquidate in order to support our current operations are classified as short-term.

We review our available-for-sale debt securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When we conclude that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Consolidated Statement of Operations. As of December 31, 2022, the Company had no such investments, and no impairment was recorded as of December 31, 2021.

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

On September 19, 2022, the Company completed the sale of its parcel of land located in Batavia, Illinois pursuant to the terms and conditions of the agreement of sale, dated as of February 7, 2022. The selling price for the property was $722,000. The Company realized net proceeds of approximately $600,000 after the payment of real estate taxes, brokerage and legal fees, transfer taxes and other expenses. This property was classified as current assets held for sale at December 31, 2021.

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

All option grants are granted at an exercise price per share equal to the closing market price of our common stock on the day before the date of grant. Therefore, there is no intrinsic value because the exercise price per share of each option was equal to the fair value of the common stock on the date of grant. As of December 31, 2022, there were no stock options exercisable or outstanding.

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

On August 15, 2022, Rubicon Technology BP LLC, a Delaware limited liability company (the “Borrower”), entered into a business loan agreement (the “Loan”) and promissory note (the “Note”) in the amount of $1,620,000 with American Community Bank & Trust (the “Lender”). The Borrower is a wholly owned subsidiary of the Company. The interest rate on the Note is 6% and it matures on August 15, 2027. The Note has a 25-year amortization schedule. Interest and principal payments will be made on a monthly basis and a balloon payment will be made upon the maturity of the Note. The Borrower may pay, without penalty, a portion or the entirety of the amount owed earlier than it is due. The Loan and Note have customary terms and provisions for default and increases in payment. As part of the Loan the Lender required approximately 12 months in “payment reserves” totaling $120,000 which are restricted from use by the Company until it can meet certain debt service ratio requirements. The Loan is secured by a real estate mortgage encumbering the property commonly known as 900 E. Green Street, Bensenville, IL. Rubicon Worldwide LLC, and the Company entered into unlimited commercial guaranty agreements in favor of the Lender. As of December 31, 2022, the Company is in compliance with all terms and covenants related to the Loan and Note.

Income tax valuation allowance

Evaluating the need for and amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all the positive and negative evidence available to determine whether all or some portion of the deferred tax assets will not be realized. A valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50%) that they will not be realized. In general, “realization” refers to the incremental benefit achieved through the reduction in future taxes payable or an increase in future taxes refundable from the deferred tax assets, assuming that the underlying deductible differences and carryforwards are the last items to enter into the determination of future taxable income. In determining our valuation allowance, we consider the source of taxable income including taxable income in prior carryback years, future reversals of existing temporary differences, the required use of tax planning strategies, and future taxable income exclusive of reversing temporary differences and carryforwards. We are in a cumulative loss position for the past three years which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. Under the accounting standards, verifiable evidence will have greater weight than subjective evidence such as our projections for future growth. Based on an evaluation in accordance with the accounting standards, as of December 31, 2022, a valuation allowance has been recorded against the net U.S. deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence. Any U.S. tax benefit or tax expense recorded on the Consolidated Statement of Operations will be offset with a corresponding adjustment from the use of the NOL carryforward asset which currently has a full valuation allowance. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

Accounting for uncertainty in income taxes

We recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefit recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At December 31, 2022 and 2021, we had $1.1 million of unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on our financial statements as an offset to the valuation allowance related to tax positions taken in 2012. We recognize interest and/or penalties related to income tax matters in income tax expense.

The Company is subject to taxation in the U.S. and in a U.S. state jurisdiction. Due to the existence of NOL carryforwards, tax years ended December 31, 2006, 2008, 2009 and 2012 through 2021 are open to examination by tax authorities for Federal purposes. Due to NOL carryforwards at the State level, tax years ended 2012 through 2021 are open to examination by state tax authorities.

Currently, the Company is trying to determine whether, and the extent to which, it has a Malaysian withholding tax obligation. It is performing related due diligence with Malaysian tax experts to resolve the issue, and has recorded an appropriate liability for the potential tax obligation.

Return of shareholder capital

On July 1, 2022, the Company and Janel entered into the Purchase Agreement pursuant to which Janel would commence a cash tender offer (the “Offer”) to purchase up to 45.0% of the issued and outstanding shares of the Company’s common stock, on a fully-diluted basis, at a price per share of $20.00, subject to the terms and conditions set forth in the Purchase Agreement. The transaction was approved by the Board of Directors of both Janel and the Company. The Purchase Agreement provided that, immediately after the consummation of the Offer, the Company would set a record date to authorize and approve a “return of capital” to be paid to all stockholders of the Company, which would include the Purchaser, in the aggregate amount of $11.00 per share. The Janel transaction was consummated in August 2022. At the end of August 2022, the Company returned $27,092,000 of capital to its shareholders in accordance with the Purchase Agreement. At the time of the distribution, the Company had an accumulated deficit of approximately $330 million. The Company accounted for the distribution as a reduction of additional paid-in capital.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 – Summary of Significant Accounting Policies to the Consolidated Financial Statements included in this Annual Report on Form 10-K for a discussion of new accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure under this item is not required as the registrant is a smaller reporting company.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements, together with the related notes and the report of independent registered public accounting firm, are set forth on the pages indicated in Item 15 – Exhibits and Consolidated Financial Statement Schedules of this Annual Report on Form 10-K and are incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including our (chief) executive officer and chief financial officer (“certifying officer”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the year covered by this report. Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including the (chief ) executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, our certifying officer concluded that these disclosure controls and procedures were effective as of December 31, 2022.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth in 2013 Internal Control—Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on management’s assessment using those criteria, as of December 31, 2022, management concluded that the Company’s internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. The Company’s internal controls over financial reporting were not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2022, that our certifying officer(s) concluded materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our bylaws, as amended, permit our Board of Directors to establish by resolution the authorized number of directors. Our Board of Directors currently consists of four directors, who are divided into three classes with staggered three-year terms.

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

Class I Director

John Eidinger, 42, was appointed as a Class I director whose current term will expire at the Company’s 2023 annual meeting of stockholders. On January 1, 2023, Mr. Eidinger was elected to serve on the Board of Directors of Janel Corporation (Janel”) and, upon the recommendation of its Nominating and Corporate Governance Committee, appointed to serve as the Vice Chairman of the Board, and to serve on its Nominating and Corporate Governance Committee. Mr. Eidinger has served in business development at Janel Corporation since 2019. Mr. Eidinger was previously an associate portfolio manager for Select Equity Group. L.P. from 2011 to 2017. From 2007 to 2011, Mr. Eidinger served as an analyst and principal at Blum Capital Partners. From 2002 to 2007, Mr. Eidinger served as an analyst and associate at Merrill Lynch. Mr. Eidinger holds BS degrees in Finance and Economics from New York University. Mr. Eidinger’s qualifications to serve on the Board of the Company include his extensive experience in finance and acquisitions.

Class II Directors

Timothy Brog, 59, is a continuing Class II director whose current term expires at our 2024 Annual Meeting. Mr. Brog joined us in May 2016 as a member of our Board of Directors and was appointed as our President and Chief Executive Officer effective March 17, 2017. Mr. Brog served on our Audit Committee from July 1, 2016 until March 17, 2017 and on the Compensation Committee from December 14, 2016 to March 17, 2017. From March 2015 until March 17, 2017, Mr. Brog served as the president of Locksmith Capital Management LLC, an investment advisory firm. Previously, he served as Chairman of the Board of Directors of Peerless Systems Corporation from June 2008 to February 2015, Chief Executive Officer from August 2010 to March 2015 and a director beginning in July 2007. Mr. Brog served as a Managing Director and Portfolio Manager to Locksmith Value Opportunity Fund LP from September 2007 to August 2010. He also served as Managing Director of E2 Investment Partners LLC, a special purpose vehicle to invest in Peerless, from March 2007 to July 2008. Prior to his experience at Locksmith Capital and E2 Investment Partners, Mr. Brog was President of Pembridge Capital Management LLC and the Portfolio Manager of Pembridge Value Opportunity Fund LP, a small cap value hedge fund, from June 2004 to September 2007. He also worked as the Managing Director of The Edward Andrews Group Inc., a boutique investment bank, from 1996 to 2007. From 1989 to 1995, Mr. Brog was a corporate finance and mergers and acquisitions associate of the law firm Skadden, Arps, Slate, Meagher & Flom LLP. Mr. Brog has previously served as a director of Eco-Bat Technologies Limited from October 2007 to July 2019, Chairman of the Board and Chairman of the Audit Committee of Deer Valley Corporation from October 2014 to April 2015, and as a member of the board of directors of the Topps Company Inc., from July 2006 to October 2007. Mr. Brog received a JD from Fordham University School of Law in 1989 and a BA from Tufts University in 1986. Mr. Brog’s qualifications to serve on our Board of Directors include his operational, legal, investment banking, executive management and financial analysis experience.

Michael Mikolajczyk, 71, is a continuing Class II director whose current term expires at our 2024 Annual Meeting. Mr. Mikolajczyk has served as a member of our Board of Directors from June 2001 until May 2002 and rejoined our Board of Directors in March 2004. Mr. Mikolajczyk was elected as the chairman of our Board of Directors in December 2017. Mr. Mikolajczyk also serves as a member of our Audit, Compensation, and Nominating and Governance Committees. Since September 2003, Mr. Mikolajczyk has served as managing director of Catalyst Capital Management, LLC, a private equity firm. From 2001 through 2003, Mr. Mikolajczyk worked as an independent consultant providing business and financial advisory services to early stage and mid-cap companies. Mr. Mikolajczyk also served as vice chairman of Diamond Management & Technology Consultants, Inc., a management and technology consulting firm, from 2000 to 2001, president from 1998 to 2000 and chief financial officer from 1994 to 1998. Mr. Mikolajczyk served as chief financial officer of Technology Solutions Company, a business solutions provider, from 1993 to 1994. In addition, Mr. Mikolajczyk served as a director of Diamond Management & Technology Consultants, Inc. from 1994 to 2010 and served as director of Kanbay International, Inc. from 2004 to 2007. Mr. Mikolajczyk is a CPA in the State of Michigan and holds an MBA from Harvard Business School and a BS in business from Wayne State University. Mr. Mikolajczyk’s qualifications to serve on our Board of Directors include his experience as an operating executive and his years of experience providing business and financial advisory services. Mr. Mikolajczyk is a financial expert with extensive experience in corporate governance.

Class III Director

Darren Seirer, 48, was appointed as a Class III director who was re-elected at the Company’s 2022 annual meeting of stockholders. His term will expire at our 2025 annual meeting. On January 1, 2023, Mr. Seirer was elected to serve on the Board of Directors of Janel Corporation, and appointed to serve as President and Chief Executive Officer. Furthermore, upon the recommendation of its Nominating and Corporate Governance Committee, Mr. Seirer was also appointed to serve as the Chairman of the Board and to serve on its Nominating and Corporate Governance Committee. Previously, Mr. Seirer had been a private investor and had served as an advisor to Janel Corporation since 2021. Mr. Seirer was previously at Select Equity Group, L.P. from 1993 to 2019. Mr. Seirer holds a BA in Economics from Columbia University. Mr. Seirer’s qualifications to serve on the Board of the Company include his extensive experience in finance and acquisitions.

Recent Resignations and Appointments of Executive Officers and Directors

Timothy E. Brog, age 59, was appointed as our President and Chief Executive Officer effective March 17, 2017. Mr. Brog has also been a member of our Board of Directors since May 2016. As of April 24, 2021, until such time as a new candidate is appointed, Mr. Brog took on the role of Acting Chief Financial Officer. His biographical information is provided above.

On December 12, 2022, the Board of Directors of the Company and Mr. Brog mutually agreed that the Company’s operational staffing requirements had changed and that a new Chief Executive Officer was needed. Mr. Brog remained employed by the Company until January 6, 2023. Mr. Brog’s departure was not the result of any disagreements with the Company on any matters relating to its operations, policies or practices. On February 24, 2023, the Board of Directors named Joseph Ferrara as the Executive Officer and Chief Financial Officer.

On February 20, 2023, Mr. Brog tendered his resignation as a Class II director, which became effective on February 22, 2023. Mr. Brog’s resignation as a member of the Board of Directors was not the result of any disagreements with the Company on any matters relating to its operations, policies or practices. On March 3, 2023, the Board of Directors appointed Dennis Paul, 50, as an independent director. Since 2012, Mr. Paul has served as a Founder and Managing Member of Thyra Global Management, and since 2012, he has served as a Senior Advisor at Blackstone.

CORPORATE GOVERNANCE

Director Independence

Our Board of Directors undertook a review of the independence of each director and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board of Directors determined that Mr. Mikolajczyk independent under the standards for director independence adopted by the Board of Directors and are “independent directors” as defined under the Nasdaq rules. Based on the foregoing, our Board of Directors has concluded that a majority of our Board of Directors has been independent during 2021, as required by the Nasdaq rules.

On August 19, 2022, Mr. Jefferson Gramm and Ms. Susan Westphal, both of whom were independent directors, resigned from the Board the committees of the Board that they serve on. Mr. Seirer and Mr. Eidinger were appointed as their replacements by the Board of Directors.

On October 14, 2022, the Company received notifications from Nasdaq that it was no longer in compliance with various Nasdaq independent director requirements set forth in Listing Rule 5605. This rule requires, among other things, that (i) the Board of Directors be composed of a majority of independent directors, (ii) the Audit Committee be composed of three independent directors, and (iii) the Compensation Committee be composed of two independent directors. The Board of Directors was composed of four directors, one of which was an employee of the Company and therefore was not independent. At that time, the Board of Directors had not yet determined whether the two newly appointed directors would be deemed to be independent under the Nasdaq Listing Rules. Subsequently, on December 13, 2022, the Company notified Nasdaq of its decision to delist its common stock from the Nasdaq Capital Market. The delisting became effective December 30, 2022.

During December 2022, the Board began the analysis and review of the independence of Mr. Seirer and Mr. Eidinger to consider whether they have a material relationship with the Company that could compromise their ability to exercise independent judgment in carrying out their responsibilities. This review has not been completed as of the date hereof. On March 10, 2023, the Board of Directors appointed Dennis Paul as an independent director, and following Mr. Paul’s appointment, there were no vacancies on the Board of Directors. As such, the Board of Directors has determined that Mr. Mikolajczyk and Mr. Paul are the only independent directors under the standards for director independence adopted by the Board of Directors and therefore cannot conclude that a majority of the Board of Directors is independent under the Nasdaq rules.

Board of Directors Leadership Structure

Our Board of Directors is led by an independent Chairman, Mr. Mikolajczyk. The Board has determined that having an independent Chairman is in the best interest of the Company’s stockholders at this time and adopted a formal policy to that effect on December 14, 2016. The Board believes that this leadership structure is appropriate because it strikes an effective balance between management and independent director participation in the Board process. The independent Chairman role allows our Executive Officer to focus on his management responsibilities in leading the business, setting the strategic direction of the Company and optimizing the day-to-day performance and operations of the Company. At the same time, the independent Chairman can focus on Board leadership, providing guidance to the Executive Officer and the Company’s overall business strategy. The Board believes that the separation of functions between the Executive Officer and Chairman of the Board provides independent leadership of the Board in the exercise of its management oversight responsibilities, increases the accountability of the Executive Officer and creates transparency into the relationship among executive management, the Board of Directors and the stockholders. The independent Chairman regularly presides at executive sessions of the independent directors, without the presence of management.

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

Committees of the Board of Directors and Meetings

Our Board of Directors has established three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. Described below are the membership and principal responsibilities of each of the standing committees of the Board of Directors, as well as the number of meetings held during 2022. Each of these committees is composed entirely of non-employee directors who, for 2022, have been determined by our Board of Directors to be independent under the current requirements of Nasdaq and the rules and regulations of the SEC. Each committee operates under a charter approved by the Board of Directors setting out the purposes and responsibilities of the committee. As of December 31, 2022, Mr. Mikolajczyk was the only member of each committee, as he was the only director whose independence had been confirmed by the Board. On March 10, 2023, the Board of Directors appointed Dennis Paul as an independent director, and following Mr. Paul’s appointment, there were no vacancies on the Board of Directors. The Board of Directors has not yet determined the committees, if any, on which Mr. Paul will serve.

The Board of Directors held 16 meetings during 2022. Each of our directors attended every meeting. Our non-employee directors meet regularly without our Chief Executive Officer present.

Audit Committee

From January 1, 2022 to August 19, 2022, our Audit Committee was comprised of Michael E. Mikolajczyk, Susan M. Westphal and Jefferson Gramm. Subsequently, Mr. Mikolajczyk was the only member of the committee.

Mr. Mikolajczyk is the chairman of our Audit Committee. Our Board of Directors has determined that each member of our Audit Committee, during the period served on the committee, met or meets the requirements for financial sophistication and independence for Audit Committee membership under the current requirements of Nasdaq and SEC rules and regulations. Our Board of Directors has also determined that Mr. Mikolajczyk is an “audit committee financial expert” as defined in the SEC rules. The Audit Committee’s responsibilities include, but are not limited to:

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

Our Audit Committee held six meetings during 2022.

Compensation Committee

From January 1, 2022 to August 19, 2022, our Compensation Committee was comprised of Jefferson Gramm, Michael E. Mikolajczyk and Susan M. Westphal. Subsequently, Mr. Mikolajczyk was the only member of the committee.

Mr. Gramm was the chairman of our Compensation Committee. The Compensation Committee’s responsibilities include, but are not limited to:

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

Our Compensation Committee held one meeting during 2022.

Nominating and Governance Committee

From January 1, 2022 to August 19, 2022, our Nominating and Governance Committee was comprised of Susan M. Westphal, Jefferson Gramm and Michael E. Mikolajczyk. Subsequently, Mr. Mikolajczyk was the only member of the committee.

Ms. Westphal was the chairman of our Nominating and Governance Committee. The Nominating and Governance Committee’s responsibilities include, but are not limited to:

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

Our Nominating and Governance Committee held one meeting during 2022.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our employees, officers and directors. If you would like a copy our Code of Ethics, write to Investor Relations, Rubicon Technology, Inc., 900 East Green Street, Bensenville, Illinois 60106, and a copy of the Code of Ethics will be provided to you, free of charge. Any waiver from or amendment to the Code of Ethics granted to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, will be timely disclosed by filing a Current Report on Form 8-K.

Policies and Procedures Governing Director Nominations

The Nominating and Governance Committee considers candidates for nomination to the Board of Directors from a number of sources, including recommendations by current members of the Board of Directors and members of management. Current members of the Board of Directors are considered for re-election unless they have notified us that they do not wish to stand for re-election. The Nominating and Governance Committee will also consider director candidates recommended by our stockholders, although a formal policy has not been adopted with respect to consideration of such candidates because stockholders may nominate director candidates pursuant to our bylaws. Stockholders desiring to submit recommendations for director candidates must follow the following procedures:

●	The Nominating and Governance Committee will accept recommendations of director candidates throughout the year; however, in order for a recommended candidate to be considered for nomination for election at an upcoming annual meeting of stockholders, the recommendation must be received by the Acting Secretary of the Company not later than the close of business on the 60th day nor earlier than the close of business on the 90th day prior to the anniversary date of our most recent annual meeting of stockholders, unless the date of the annual meeting is more than 30 days before or more than 60 days after the first anniversary of the preceding year’s annual meeting, in which case notice must be delivered not earlier than the 90th day prior to such annual meeting and not later than the close of business on the later of the 60th day prior to such annual meeting or the 10th day following the day on which we first publicly announce the date of such annual meeting. If the number of directors to be elected to the Board is increased and the Company does not make public announcement naming all of the nominees for director or specifying the size of the increased Board at least 70 days prior to the first anniversary of the preceding year’s annual meeting, a stockholder’s nomination notice will also be considered timely with respect to nominees for any newly created positions if such notice is delivered to the Acting Secretary not later than the close of business on the 10th day following the day on which such public announcement is first made by the Company.

●	A stockholder making the recommendation must be a stockholder of record at the time of giving of notice, be entitled to vote at the meeting and comply with the notice procedures set forth in the bylaws. Furthermore, this recommendation must be in writing and must include the following initial information: (i) as to each person whom the stockholder proposes to nominate for election as a director, all information relating to such person that would be required to be disclosed in proxy solicitations for election of directors in an election contest, or would otherwise be required, in each case pursuant to Regulation 14A under the Exchange Act and Rule 14a-11 promulgated under the Exchange Act, including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected; and (ii) as to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination is made, the name and address of such stockholder and beneficial owner, and the class and number of shares of the Company that are owned beneficially and of record by such stockholder and beneficial owner. The Nominating and Governance Committee may subsequently request additional information regarding the candidate.

In evaluating nominees for director, the Nominating and Governance Committee is guided by, among other things, the objective that the Board of Directors be composed of qualified, dedicated and highly regarded individuals who have experience relevant to our operations and who understand the complexities of our business environment. The Nominating and Governance Committee may also consider other factors such as whether the candidate is independent under the standards adopted by the Board of Directors and within the meaning of the listing standards of Nasdaq, and whether the candidate meets any additional requirements for service on the Audit Committee. The Nominating and Governance Committee does not intend to evaluate candidates recommended by stockholders any differently than other candidates. Under the Company’s bylaws, as amended, at least 50% of the members of the Board of Directors must be independent under the Nasdaq Listing Rules.

Stockholder Communications with the Board of Directors

Interested parties, including stockholders, may communicate by mail with all or selected members of the Board of Directors. Correspondence should be addressed to the Board of Directors or any individual director(s) or group or committee of directors either by name or title (for example, “Chairman of the Nominating and Governance Committee” or “All Non-Management Directors”). All correspondence should be sent to Rubicon Technology, Inc., 900 East Green Street, Bensenville, Illinois 60106. The Board of Directors will, as necessary, generally screen out communications from stockholders to identify communications that are (i) commercial, charitable or other solicitations for products, services and funds, (ii) matters of a personal nature not relevant for stockholders, or (iii) matters that are of a type that render them improper or irrelevant to the functioning of the Board of Directors and the Company.

Attendance at Annual Meeting

Directors are encouraged, but not required, to attend our annual stockholders’ meeting. All directors attended the 2022 Annual Meeting of Stockholders either in person or telephonically.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and to provide us copies of these reports. Based solely on a review of the copies of these reports furnished to us and written representations that no other reports were required to be filed, we believe that all such filings applicable to our officers, directors and beneficial owners of greater than 10% of our common stock were made timely during the fiscal year ended December 31, 2022.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

In 2022, all non-employee directors received an annual fee of $20,000 cash, payable quarterly. At every Annual Meeting, beginning in 2018 until 2021, non-employee directors received $10,000 in restricted stock units (“RSUs”) which vest on the day immediately preceding the next following Annual Meeting of Stockholders. The Board granted no RSUs in 2022. The Chairman of the Board and Chairman of the Audit Committee each receive an annual cash retainer of $5,000, payable quarterly.

We also have a policy of reimbursing directors for travel, lodging and other reasonable expenses incurred in connection with their attendance at Board or committee meetings or conducting Company business.

The following table sets forth information regarding the aggregate compensation we paid to the non-employee members of our Board of Directors for 2022.

Name	Fees earned or paid in cash ($)		Stock awards(1) ($)		Total ($)
Michael E. Mikolajczyk	30,000		10,000	(2)	40,000
John Eidinger	7,283	(3)	—		7,283
Darren Seirer	7,283	(3)	—		7.283
Susan M. Westphal	12,717	(4)	10,000	(5)	30,000
Jefferson Gramm	12,717	(4)	10,000	(6)	30,000

(1)	Amounts reflect the grant date fair value of the restricted stock units granted at the 2021 Annual Meeting (the “2021 RSUs”).

(2)	During the three months ended June 30, 2022, the 2021 RSUs were automatically converted and Mr. Mikolajczyk was issued 1,010 shares of restricted stock.

(3)	The Company has accrued $7,283 for each of Messrs. Eidinger and Seirer, which represents the pro rata share of the annual fee for the portion of the year each member served. Both directors have not determined whether they will take payment for their services.

(4)	Amount represents the pro rata share of the annual fee for the portion of the year each member served.

(5)	During the three months ended June 30, 2022, the 2021 RSUs were automatically converted and Ms. Westphal was issued 1,010 shares of restricted stock.

(6)	During the three months ended June 30, 2022, the 2021 RSUs were automatically converted and Mr. Gramm was issued 1,010 shares of restricted stock.

Summary Compensation Table

The table below sets forth, the compensation earned by Timothy E. Brog, the President, Chief Executive Officer and Acting Chief Financial Officer, and Kevin T. Lusardi our former Chief Financial Officer, during fiscal 2022 and fiscal 2021. Such persons are referred to in this Report on Form 10-K as our “named executive officers.” Mr. Lusardi was the Company’s Chief Financial Officer from March 2021 to April 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		All Other Compensation ($)	Total ($)
Timothy E. Brog	2022	332,692	350,000	(1)	398,750	(2)	—	1,081,442
President, Chief Executive Officer & Acting Chief Financial Officer	2021	350,000	—		341,055	(3)	—	691,055

Kevin T. Lusardi(4)	2021	19,048	—		—		—	19,048
Former Chief Financial Officer

(1)	During 2022, the Company amended Mr. Brog’s executive employment agreement, whereby Mr. Brog was paid $350,000 to reward him for his assistance in the closing of the Stock Purchase and Sale Agreement between Rubicon Technology, Inc. and Janel Corporation. As part of that same amendment, Mr. Brog waived his rights to severance under his original employment agreement.

(2)	During 2022, Mr. Brog’s 25,000 RSUs vested at a price of $15.95.

(3)	Pursuant to Mr. Brog’s employment agreement, he was eligible for a bonus based upon certain objectives set forth by the Compensation Committee and agreed to by him and a discretionary bonus. For work performed in 2020 and paid in 2021, as part of his objective bonus, Mr. Brog was eligible to earn up to 42,067 shares of the Company’s common stock if certain goals were achieved. The Board of Directors determined that Mr. Brog’s 2020 objectives were only partially met and as a result Mr. Brog was granted 31,550 shares of common stock in 2021 for work performed in 2020.

(4)	Prior to his appointment as CFO in March 2021, Mr. Lusardi served as a consultant to the Company from December 2020 to the date of such appointment and was paid $50,346 for his services during that period.

Discussion of Summary Compensation Table

Our executive compensation policies and practices for fiscal 2022 and 2021, pursuant to which the compensation set forth in the “Summary Compensation Table” table was paid or awarded, are described below.

Base salary

Pursuant to the terms of his employment agreement, the annual base salary for 2022 for Mr. Brog was $350,000 until it was changed to $300,000 as part of his amended employment agreement.

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

2022 Goals

The Compensation Committee did not set specific goals for Mr. Brog in 2022, however, Mr. Brog was paid $350,000 to reward him for his assistance in the closing of the Stock Purchase and Sale Agreement between Rubicon Technology, Inc. and Janel Corporation. As part of that same amendment, Mr. Brog waived his rights to severance under his original employment agreement.

2021 Goals

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

OUTSTANDING EQUITY AWARDS AT 2022 FISCAL YEAR-END

There were no outstanding equity awards at December 31, 2022.

TERMINATION OF EMPLOYMENT OR CHANGE IN CONTROL

Mr. Brog was the only employee to have an employment agreement during 2022. That agreement did include severance terms and restrictive covenants. During 2022, Mr. Brog’s employment agreement was amended, whereby he forfeited and waived his right to severance in exchange for the Company’s payment of the $350,000 awarded to him for his assistance in the closing of the Janel transaction. On February 20, 2023, the Company entered into a Confidential Separation Agreement and General Release (the “Separation Agreement”) with Mr. Brog, in connection with Mr. Brog’s resignation from the Company as Chief Executive Officer, President and Acting Chief Financial Officer. Pursuant to the Separation Agreement, Mr. Brog was entitled to receive, among other things, a payment of $112,000 for the assignment to the Company by Mr. Brog of 57,593 shares of common stock of the Company held by Mr. Brog. The Separation Agreement also contained a general release of claims against the Company, as well as certain other customary covenants, including covenants pertaining to non-disparagement and confidentiality.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table represents securities authorized for issuance under, the Rubicon Technology Inc. 2007 Stock Incentive Plan, as amended and restated, and the Rubicon Technology Inc. 2016 Stock Incentive Plan as of December 31, 2022.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under the equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	©
Equity compensation plans approved by security holders(1)	300	$44.10	320,273

(1)	The Rubicon Technology Inc. 2007 Stock Incentive Plan was approved by stockholders before our initial public offering. The Rubicon Technology Inc. 2016 Stock Incentive Plan was approved by stockholders in June 2016.

Security Ownership of Certain Beneficial Owners and Management

Unless otherwise noted, the following table sets forth, as of February 28, 2023, the beneficial ownership of our common stock by:

●	each person that was a beneficial owner of 5% of more of our outstanding shares of common stock;

●	each of our named executive officers;

●	each of our directors, including the director nominees; and

●	all of our named executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to such securities. Except as otherwise indicated, all of the shares reflected in the table are shares of common stock and all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. Percentage of beneficial ownership is based on 2,410,265 shares of common stock outstanding as of February 28, 2023. Unless otherwise indicated in the footnotes below, the address for each beneficial owner is c/o Rubicon Technology, Inc., 900 East Green Street, Bensenville, Illinois 60106.

	Shares beneficially owned
Name of beneficial owner	Number	Percent
5% stockholders:
Bandera Master Fund L.P.(1)	128,323	5.3%
Janel Corporation(2)	1,108,000	46.0%

Named Executive Officers, Directors and Nominees:
Timothy Brog	4,969	0.2%
Darren Seirer(3)	—	0.0%
Michael E. Mikolajczyk	31,456	1.3%
John Eidinger(4)	—	0.0%

All executive officers and directors as a group (4 persons)(5)	36,425	1.5%

(1)	The ownership information set forth in the table is based on information contained in a statement on Schedule 13D (the “Bandera 13D”), filed on August 19, 2022, with the SEC by Bandera Master Fund L.P. (“Bandera”), together with Bandera Partners LLC, Gregory Bylinsky and Jefferson Gramm, Managing Partners, Managing Directors and Portfolio Managers of Bandera Partners (“Reporting Persons”) with respect to ownership of shares of our common stock. The Bandera 13D reflects that each of Bandera Master Fund L.P. and Bandera Partners has sole dispositive and voting power with respect to 128,323 of the reported shares. Bandera reports on the Bandera 13D that each of Messrs. Bylinsky and Gramm as Managing Partners, Managing Directors and Portfolio Managers of Bandera Partners may be deemed to have shared power to vote or dispose of the shares owned by Bandera. Bandera reports on the Bandera 13D that no person other than the Reporting Persons have the right to receive or the power to direct the receipts of dividends from, or the proceeds from the sale of, our common stock. The principal business address of Bandera is 50 Broad Street, Suite 1820, New York, New York 10004.

(2)	The ownership information set forth in the table is based on information contained in a statement on Schedule 13D (the “Janel 13D”), filed on August 15, 2022, with the SEC by Janel, together with Oaxaca Group L.L.C. and Dominique Schulte, its then Chief Executive Officer, (“Reporting Persons”) with respect to ownership of shares of our common stock. The Janel 13D reflects that the Reporting Persons have shared dispositive and voting power with respect to 1,108,000 of the reported shares. The principal business address of Janel is 80 Eighth Avenue, New York, New York 10011.

(3)	Mr. Seirer is the President and Chief Executive Officer of Janel Corporation, and serves as the Chairman of the Board on Janel’s Board of Directors. Excludes the shares owned by Janel, as Mr. Seirer does not have sole dispositive and voting power with respect to the Janel shares, and therefore is not a beneficial owner of those shares.

(4)	Mr. Eidinger serves as the Vice Chairman of the Board on Janel’s Board of Directors. Excludes the shares owned by Janel, as Mr. Eidinger does not have sole dispositive and voting power with respect to the Janel shares, and therefore is not a beneficial owner of those shares.

(5)	Excludes the shares owned by Janel.

On March 3, 2023, the Board of Directors appointed Dennis Paul, 50, as an independent director. Mr. Paul has no beneficial ownership of Rubicon shares.

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

Director Independence

Our Board of Directors undertook a review of the independence of each director and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board of Directors determined that Mr. Mikolajczyk is independent under the standards for director independence adopted by the Board of Directors and are “independent directors” as defined under the Nasdaq rules. Based on the foregoing, our Board of Directors has concluded that a majority of our Board of Directors has been independent during 2021, as required by the Nasdaq rules.

On August 19, 2022, Mr. Jefferson Gramm and Ms. Susan Westphal, both of whom were independent directors, resigned from the Board the committees of the Board that they serve on. Mr. Seirer and Mr. Eidinger were appointed as their replacementds by the Board of Directors.

On October 14, 2022, the Company received notifications from Nasdaq that it was no longer in compliance with various Nasdaq independent director requirements set forth in Listing Rule 5605. This rule requires, among other things, that (i) the Board of Directors be composed of a majority of independent directors, (ii) the Audit Committee be composed of three independent directors, and (iii) the Compensation Committee be composed of two independent directors. The Board of Directors was composed of four directors, one of which was an employee of the Company and therefore was not independent. At that time, the Board of Directors had not yet determined whether the two newly appointed directors would be deemed to be independent under the Nasdaq Listing Rules. Subsequently, on December 13, 2022, the Company notified Nasdaq of its decision to delist its common stock from the Nasdaq Capital Market. The delisting became effective December 30, 2022.

During December 2022, the Board began the analysis and review of the independence of Mr. Seirer and Mr. Eidinger to consider whether they have a material relationship with the Company that could compromise their ability to exercise independent judgment in carrying out their responsibilities. This review has not been completed as of the date hereof. On March 10, 2023, the Board of Directors appointed Dennis Paul as an independent director, and following Mr. Paul’s appointment, there were no vacancies on the Board of Directors. As such, the Board of Directors has determined that Mr. Mikolajczyk and Mr. Paul are the only independent directors under the standards for director independence adopted by the Board of Directors and therefore cannot conclude that a majority of the Board of Directors is independent under the Nasdaq rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Board of Directors has selected Marcum LLP (“Marcum”) to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2023, and is submitting this matter to the stockholders for ratification at the Annual Meeting. Marcum has served as the Company’s independent registered public accounting firm since 2017.

Neither our bylaws nor other governing documents or law require stockholder ratification of the selection of Marcum as our independent registered public accounting firm. However, the Board of Directors is submitting the selection of Marcum to the stockholders for ratification as a matter of good corporate practice. In the event the proposal to ratify the selection of Marcum is defeated, the adverse vote will be considered as a direction to the Board of Directors to select another independent registered public accounting firm for the next fiscal year ending December 31, 2024. However, because of the expense and difficulty in changing independent registered public accounting firms after the beginning of a year, the Board intends to allow the appointment of Marcum for the fiscal year ending December 31, 2023 to stand unless the Board finds other reasons for making a change.

Audit Fees

The aggregate fees billed by Marcum for audit services of the Company’s annual financial statements and review services of the Company’s quarterly financial statements for the fiscal year 2022 were $221,883. The aggregate fees billed by Marcum for audit services of the Company’s annual financial statements and assistance with and review of SEC filings for the fiscal year 2021 were approximately $200,356.

Audit-Related Fees

There were no audit-related fees billed by Marcum in the fiscal years 2022 and 2021.

Tax Fees

There were no tax fees billed by Marcum in the fiscal years 2022 and 2021.

All Other Fees

There were no other fees billed by Marcum in the fiscal years 2022 and 2021 for any other services.

Pre-Approval Policy and Procedures

In accordance with the Sarbanes-Oxley Act of 2002, the Audit Committee is required to pre-approve all auditing services and permissible non-audit services, including related fees and terms, to be performed for the Company by its independent registered public accounting firm subject to the de minimis exceptions for non-audit services described under the Exchange Act, which are approved by the Audit Committee prior to the completion of the audit. In the fiscal years 2022 and 2021, the Audit Committee pre-approved all audit and non-audit services provided to the Company by its independent registered public accounting firm.

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2023.

Rubicon Technology, Inc.

By	/s/ Joseph Ferrara
Joseph Ferrara Executive Officer and Chief Financial Officer (Principal Executive, Financial, and Accounting Officer)

KNOWN BY ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph Ferrara, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2023.

Signature	Title

/s/ Joseph Ferrara	Executive Officer and Chief Financial Officer
Joseph Ferrara	(Principal Executive, Financial, and Accounting Officer)

/s/ Michael E. Mikolajczyk	Chairman of the Board of Directors
Michael E. Mikolajczyk

/s/ Darren Seirer	Director
Darren Seirer

/s/ John Eidinger	Director
John Eidinger

/s/ Dennis Paul	Director
Dennis Paul

EXHIBIT INDEX

The Exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description	Incorporation by Reference

2.1	Stock Purchase and Sale Agreement, dated as of July 1, 2022, between Janel Corporation and Rubicon Technology, Inc.	Filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K, filed on July 5, 2022 (File No. 1-38834)

3.1	Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to the registrant’s Registration Statement on Form S-1/A, filed on November 1, 2007 (File No. 333-145880)

3.2	Amendment No. 1 to Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 29, 2011 (File No. 1-33834)

3.3	Amendment No. 2 to Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed on May 4, 2017 (File No. 1-33834)

3.4	Second Amended and Restated Bylaws of Rubicon Technology, Inc.	Filed as Exhibit 3.3 to the registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2016 (File No. 1-33834)

3.5	Certificate of Designations of Series A Junior Participating Preferred Stock of Rubicon Technology, Inc. filed with the Secretary of State of Delaware on December 18, 2017.	Filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed on December 18, 2017 (File No. 1-33834)

3.6	Amendment No. 3 to Eighth Amended and Restated Certificate of Incorporation of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed on May 15, 2018 (File No. 1-33834)

3.7	Third Amended and Restated Bylaws of Rubicon Technology, Inc.	Filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed on February 24, 2023 (File No. 1-33834)

4.1	Specimen Common Stock Certificate	Filed as Exhibit 4.1 to the registrant’s Registration Statement on Form S-1/A, filed on November 13, 2007 (File No. 333-145880)

4.2	Description of Capital Stock	Incorporated by reference to Item 1 of the registrant’s Registration Statement on Form 8-A, filed on November 13,2007 (File No. 1-33834)

4.3	Description of Preferred Stock Purchase Rights	Incorporated by reference to Item 1 of the registrant’s Registration Statement on Form 8-A, filed on December 18, 2017 (File No. 1-33834), as amended by Amendment No. 1 to the Registration Statement on Form 8-A filed on December 22, 2020 (File No. 1-33834) and Amendment No. 2 to the Registration Statement on Form 8-A filed on July 11, 2022 (File No. 1-33834)

4.4	Rights Agreement dated as of December 18, 2017, between Rubicon Technology, Inc. and American Stock Transfer & Trust Company, LLC, which includes the Form of Certificate of Designations of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.	Filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K, filed on December 18, 2017 (File No. 1-33834)

4.5	Amendment No. 1 to the Rights Agreement, dated as of December 18, 2020, between Rubicon Technology, Inc. and American Stock Transfer & Trust Company, LLC	Filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K, filed on December 18, 2020 (File No. 1-33834)

10.1*	Rubicon Technology, Inc. 2007 Stock Incentive Plan, as amended and restated, effective March 23, 2011	Filed as Exhibit 10.2 to the registrant’s Annual Report on Form 10-K, filed on March 13, 2014 (File No. 1-33834)

10.2*	Rubicon Technology, Inc. 2016 Stock Incentive Plan	Filed as Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A, filed on May 18, 2016 (File No. 1-33834)

10.3(a)*	Form of Notice of Stock Option Grant and Stock Option Agreement pursuant to Rubicon Technology, Inc. 2016 Stock Incentive Plan	Filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2016 (File No. 1-33834)

10.3(b)*	Form of Non-Employee Director Restricted Stock Agreement pursuant to Rubicon Technology, Inc. 2016 Stock Incentive Plan	Filed as Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2016 (File No. 1-33834)

10.3(c)*	Form of Restricted Stock Unit Agreement pursuant to Rubicon Technology, Inc. 2016 Stock Incentive Plan (with time-based vesting)	Filed as Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2016 (File No. 1-33834)

10.4*	Form of Indemnification Agreement for Directors and Executive Officers	Filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, filed on May 8, 2015 (File No. 1-33834)

10.5*	Executive Employment Agreement by and between Rubicon Technology, Inc. and Timothy E. Brog, dated as of March 1, 2017	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on March 16, 2017 (File No. 1-33834)

10.6*	Amended and Restated Executive Employment Agreement by and between Rubicon Technology, Inc. and Timothy E. Brog, dated as of May 12, 2017	Filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q, filed on May 12, 2017 (File No. 1-33834)

10.7	Stockholder’s Agreement dated as of November 16, 2017, by and among Rubicon Technology, Inc. and Bandera Partners LLC, Bandera Master Fund L.P., Gregory Bylinsky and Jefferson Gramm	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on November 16, 2017 (File No. 1-33834)

10.8	Asset Purchase Agreement, dated as of May 17, 2019, by and among Wellfount, Corporation, Rubicon DTP LLC and Rubicon Technology, Inc.	Filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, filed on August 14, 2019 (File No. 1-33834)

10.9	Sale and Purchase Agreement, dated as of December 19, 2019, by and among Rubicon Sapphire Technology (Malaysia) SDN. BHD., Rubicon Technology, Inc. and Computime (Malaysia) SDN. BHD	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on December 19, 2019 (File No. 1-33834)

10.10	Share Sale Agreement, dated December 9, 2020 between Rubicon Technology, Inc. and Kang Lan Hiang	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 9, 2020 (File No. 1-33834)

10.11*	Executive Employment Agreement by and between Rubicon Technology, Inc. and Kevin T. Lusardi, dated as of March 17, 2021	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on March 22, 2021 (File No. 1-33834)

10.12	Real Estate Sales Contract, dated as of February 7, 2022, between Rubicon Technology, Inc. and Capitol Trucking, Inc., a Texas corporation for the purchase of that parcel of real property commonly known as Fox Valley Business Park, Lot 101, Batavia, Illinois, 60510.	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on February 9, 2022 (File No. 1-33834)

10.13	Amendment No. 2 to Section 382 Rights Agreement, dated as of July 1, 2022, by and between Rubicon Technology, Inc. and American Stock Transfer & Trust Company, LLC.	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on July 5, 2022 (File No. 1-33834)

10.14*	Form of First Amendment to Executive Employment Agreement, by and between Rubicon Technology, Inc. and Timothy E. Brog.	Filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed on July 5, 2022 (File No. 1-33834)

10.15	Business Loan Agreement, dated August 15, 2022, between Rubicon Technology BP LLC and American Community Bank & Trust	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on August 19, 2022 (File No. 1-33834)

10.16	Promissory Note, dated August 15, 2022, between Rubicon Technology BP LLC and American Community Bank & Trust	Filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed on August 19, 2022 (File No. 1-33834)

10.17	Commercial Guaranty, dated August 15, 2022, between Rubicon Worldwide LLC and American Community Bank & Trust	Filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K, filed on August 19, 2022 (File No. 1-33834)

10.18	Commercial Guaranty, dated August 15, 2022, between Rubicon Technology, Inc. and American Community Bank & Trust	Filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K, filed on August 19, 2022 (File No. 1-33834)

10.19	Mortgage, dated August 15, 2022, between Rubicon Technology BP LLC and American Community Bank & Trust	Filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K, filed on August 19, 2022 (File No. 1-33834)

10.20	Assignment of Rents, dated August 15, 2022, between Rubicon Technology BP LLC and American Community Bank & Trust	Filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K, filed on August 19, 2022 (File No. 1-33834)

10.21*	Confidential Separation Agreement and General Release, dated February 20, 2023, by and between Timothy E. Brog and Rubicon Technology, Inc.	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on February 24, 2023 (File No. 1-33834)

21.1**	Subsidiaries of the Company

24.1**	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1**	Certification of Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Tender and Voting Agreement by and among Janel Corporation, Rubicon Technology, Inc. and Aldebaran Capital, LLC, dated July 1, 2022.	Filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K, filed on July 5, 2022 (File No. 1-33834)

99.2	Tender and Voting Agreement by and among Janel Corporation, Rubicon Technology, Inc. and Bandera Master Fund, L.P., dated July 1, 2022.	Filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K, filed on July 5, 2022 (File No. 1-33834)

99.3	Tender and Voting Agreement by and among Janel Corporation, Rubicon Technology, Inc. and Sententia Capital Management LLC, dated July 1, 2022.	Filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K, filed on July 5, 2022 (File No. 1-33834)

99.4	Tender and Voting Agreement by and among Janel Corporation, Rubicon Technology, Inc. and Poplar Point Capital Management, LLC, L.P., dated July 1, 2022.	Filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K, filed on July 5, 2022 (File No. 1-33834)

101.INS**	Inline XBRL Instance Document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement of the Company.

**	Submitted electronically with this Annual Report on Form 10-K.

Rubicon Technology, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Rubicon Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rubicon Technology, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

We identified the valuation and presentation of inventory as a critical audit matter. The Company establishes inventory reserves when conditions exist to suggest inventory may be in excess of anticipated demand or is obsolete based on customer specifications. The Company’s management evaluates the ability to realize the net carrying value of its inventory based on a combination of factors, including forecasted sales, estimated current market value and changes in customers’ product specifications. Additionally, the Company reduces the carrying values of its inventories for differences between the cost and the estimated net realizable value, which is determined based on an estimated selling price less estimated costs of completion and disposal. Based on the likelihood of expected consumption within the next operating cycle, generally 12 months, management makes a determination on the appropriate presentation of inventory as a current or non-current asset in the financial statements. These were the principal considerations in our determination that this was a critical audit matter.

The primary procedures we performed to address this critical audit matter included: (a) obtaining management’s sales forecast, accompanying commentary regarding the forecast, and relevant supporting documentation; (b) obtaining an understanding of management’s process for determining the carrying value at the lower of cost or estimated net realizable value of inventory, and testing that process by recalculating their estimates, independently verifying the data used to develop those estimates, and obtaining supporting documents; (c) evaluating management’s determination of the expected usage within one year from December 31, 2022; and (d) performing a retrospective review of management’s estimates from the prior period.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2017.

New York, NY

March 30, 2023

Rubicon Technology, Inc.

Consolidated Balance Sheets

	As of
	December 31,
	2022	2021
	(in thousands, other
	than share data)
Assets
Cash and cash equivalents	$1,590	$11,260
Restricted cash	120	—
Short-term investments	—	14,751
Accounts receivable, net	671	719
Inventories, net	325	658
Other inventory supplies	124	133
Prepaid expenses and other current assets	47	167
Assets held for sale	—	529
Total current assets	2,877	28,217
Grants receivable	250	—
Inventories, non-current, net	650	468
Property and equipment, net	2,182	2,301
Total assets	$5,959	$30,986
Liabilities and stockholders’ equity
Accounts payable	$438	$545
Accrued payroll	128	426
Accrued and other current liabilities	223	220
Corporate income and franchise taxes	304	327
Accrued real estate taxes	67	78
Advance payments	4	2
Current portion of long term debt, net of unamortized finance costs	25	—
Total current liabilities	1,189	1,598
Long term debt, net of current portion and unamortized finance costs	1,566	—
Total liabilities	2,755	1,598

Commitments and contingencies (see Note 11)
Stockholders’ equity
Preferred stock, $0.001 par value, 1,000,000 undesignated shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value 8,200,000 shares authorized; 3,011,917 and 2,995,680 shares issued; 2,462,889 and 2,446,652 shares outstanding	29	29
Additional paid-in capital	349,520	376,640
Treasury stock, at cost, 549,028 and 549,028 shares	(15,147)	(15,147)
Accumulated other comprehensive loss	—	(1)
Accumulated deficit	(331,198)	(332,133)
Total stockholders’ equity	3,204	29,388
Total liabilities and stockholders’ equity	$5,959	$30,986

The accompanying notes are an integral part of these consolidated financial statements.

Rubicon Technology, Inc.

Consolidated Statements of Operations

	Year Ended
	December 31,
	2022	2021
	(in thousands, other
	than share data)

Revenue	$3,587	$4,061
Cost of goods sold	2,147	2,798
Gross profit	1,440	1,263
Operating expenses:
General and administrative	2,346	2,130
Sales and marketing	136	210
Gain on sale or disposal of assets	(1,410)	(613)
Other gain	(217)	—
Income (loss) from continuing operations	585	(464)
Other income:
Interest income	105	5
Interest expense	(39)	—
Realized gain on equity investments	18	—
Grant revenue	250	—
Total other income	334	5
Income (loss) before income taxes from continuing operations	919	(459)
Income tax expense	—
Income (loss) from continuing operations	919	(459)
Income (loss) from discontinued operations, net of taxes	16	(271)
Net income (loss)	$935	$(730)

Net income (loss) per common share: basic
Continuing operations	$0.38	$(0.19)
Discontinued operations	$0.01	$(0.11)
Net income (loss) per common share: diluted
Continuing operations	$0.37	$(0.19)
Discontinued operations	$0.01	$(0.11)
Weighted average common shares outstanding used in computing net income (loss) per common share
Basic	2,448,682	2,439,764
Diluted	2,455,897	2,439,764

The accompanying notes are an integral part of these consolidated financial statements.

Rubicon Technology, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended
	December 31,
	2022	2021
	(in thousands)

Income (loss) from continuing operations	$919	$(459)
Income (loss) from discontinued operations	16	(271)
Net income (loss)	935	(730)
Other comprehensive income:
Unrealized gain (loss) on investments, net of taxes	1	(1)
Other comprehensive gain (loss)	1	(1)
Comprehensive income (loss)	$936	$(731)

The accompanying notes are an integral part of these consolidated financial statements.

Rubicon Technology, Inc.

Consolidated Statements of Stockholders’ Equity

	Common stock		Treasury stock			Stockholders’ equity
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accum other comp loss	Accum deficit	Total stockholders’ equity
	(in thousands other than share data)
Balance at January 1, 2021	2,971,283	$29	(549,028)	$(15,147)	$376,456	$—	$(331,403)	$29,935
Stock-based compensation	—	—	—	—	371	—	—	371
Common stock issued, net of shares withheld for employee taxes	24,397	—	—	—	(187)	—	—	(187)
Unrealized loss on investments, net of tax	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(730)	(730)

Balance at December 31, 2021	2,995,680	$29	(549,028)	$(15,147)	$376,640	(1)	$(332,133)	$29,388
Stock-based compensation	—	—	—	—	182	—	—	182
Restricted stock issued, net of shares withheld for employee taxes	15,338	—	—	—	(203)	—	—	(203)
Common stock issued, net of shares withheld for employee taxes	899	—	—	—	(7)	—	—	(7)
Return of shareholder capital	—	—	—	—	(27,092)	—	—	(27,092)
Unrealized gain on investments, net of tax	—	—	—	—	—	1	—	1
Net income	—	—	—	—	—	—	935	935
Balance at December 31, 2022	3,011,917	$29	(549,028)	$(15,147)	$349,520	$—	$(331,198)	$3,204

The accompanying notes are an integral part of these consolidated financial statements.

Rubicon Technology, Inc.

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2022	2021
	(in thousands)
Cash flows from operating activities
Income (loss) from continuing operations	$919	$(459)
Adjustments to reconcile net income (loss) from continuing operations to net cash used in continuing operations
Depreciation and amortization	120	140
Gain on sale or disposal of assets	(1,410)	(613)
Gain on sale of equity investments	(18)	—
Other gain	(189)	—
Stock-based compensation	182	371
Changes in operating assets and liabilities:
Accounts receivable	41	(236)
Inventories	151	356
Other inventory supplies	(6)	6
Prepaid expenses and other assets	158	108
Grants receivable	(250)	—
Accounts payable	12	19
Accrued payroll	(298)	215
Corporate income and franchise taxes	(22)	19
Accrued real estate taxes	(11)	7
Advance payments	2	(16)
Accrued and other current liabilities	98	22
Net cash used in operating activities from continuing operations	(521)	(61)
Cash flows from discontinued operations	—	(262)

Cash flows from investing activities
Proceeds from sale or disposal of assets	1,954	643
Purchase of investments	(1,055)	(6)
Proceeds from sale of investments	15,823	3
Net cash provided by investing activities	16,722	640
Cash flows from financing activities
Proceeds from mortgage, net of escrow funding and loan costs	1,560	—
Mortgage loan principal payments	(9)	—
Taxes paid related to net share settlement of equity awards	(210)	(187)
Return of shareholder capital	(27,092)	—
Net cash used in financing activities	(25,751)	(187)

Net increase (decrease) in cash, cash equivalents and restricted cash	(9,550)	130
Cash, cash equivalents and restricted cash, beginning of year	11,260	11,130
Cash, cash equivalents and restricted cash, end of year	$1,710	$11,260
Supplemental disclosure of cash flow:
Cash paid for interest	$33	$—

See Note 1 for cash and non-cash components of the mortgage transaction.

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

Cash, cash equivalents and restricted cash

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

Investments

When the Company invests its available cash, it primarily invests in U.S. Treasury securities, investment grade commercial paper, FDIC guaranteed certificates of deposit, common stock, equity-related securities and corporate notes. Investments classified as available-for-sale debt securities are carried at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Investments in equity securities are reported at fair value, with both realized and unrealized gains and losses recorded in other income (expense), in the Consolidated Statements of Operations. Investments in which we have the ability and intent, if necessary, to liquidate in order to support our current operations are classified as short-term.

We review our available-for-sale debt securities investments at the end of each quarter for other-than-temporary declines in fair value based on the specific identification method. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When we conclude that an other-than-temporary impairment has resulted, the difference between the fair value and carrying value is written off and recorded as a charge on the Consolidated Statement of Operations. As of December 31, 2022, the Company had no such investments, and no impairment was recorded as of December 31, 2021.

Purchases of Equity Securities by the Issuer

In November 2018, the Company’s Board of Directors authorized a program to repurchase up to $3,000,000 of its common stock. In July 2020, the Company used all of the original authorized $3,000,000.

On December 14, 2020, Rubicon’s Board of Directors authorized an additional $3,000,000 for the repurchase of the Company’s common stock. On July 5, 2022 the Company announced that it had entered into a definitive Stock Purchase and Sale Agreement (“Purchase Agreement”) with Janel Corporation (“Janel”), pursuant to which Janel would commence a cash tender offer (the “Offer”) to purchase up to 45% of the outstanding shares of Rubicon’s common stock on a fully-diluted basis at a price of $20.00 per share. The transaction was subsequently consummated in August of 2022. Pursuant to the terms of the Company’s stock repurchase plan, this transaction resulted in the automatic termination of the plan.

There was no share repurchase activity during the years ended December 31, 2022 and 2021, respectively.

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

Accounts receivable is comprised of a net total of $671,000 and $719,000 for the years ended December 31, 2022 and 2021, respectively. The breakdown of accounts receivable for continuing operations and discontinued operations is as follows:

	Year Ended
	December 31,
	2022	2021
	(in thousands)
Continuing Operations:
Trade receivables	$683	$732
Allowance for doubtful accounts	(6)	(7)

Discontinued Operations:
Trade receivables	6	6
Allowance for doubtful accounts	(12)	(12)
Balance of accounts receivable, net	$671	$719

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

The Company establishes inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based on customer specifications. The Company evaluates the ability to realize the value of its inventory based on a combination of factors, including forecasted sales, estimated current and future market value and changes in customers’ product specifications. The Company’s method of estimating excess and obsolete inventory has remained consistent for all periods presented. The excess and obsolete inventory reserve at December 31, 2022 was $7,052,000 compared to $7,749,000 at December 31, 2021. For the year ended December 31, 2022, there was a reduction in excess or obsolete inventory of $697,000, which was attributable to consumed inventory which had previously been reserved. For the year ended December 31, 2021, there was a reduction in excess or obsolete inventory of $159,000, which was attributable to consumed inventory which had previously been reserved.

The Company also carries a lower of cost or market inventory reserve based on net realizable value using most recent sales prices to determine market value. As of December 31, 2022 and 2021, the balance of the lower of cost or market reserve was $8,000 and $25,000, respectively, representing a decrease of $17,000 resulting from sales of related reserved inventory. In 2021 we sold inventory that was valued at the lower of cost or market resulting in a reduction in both the lower of cost or market inventory reserve and cost of goods sold of $27,000.

In 2022 and 2021, the Company used some of its previously written down two-inch diameter core material in production of optical and industrial sapphire wafers and did not record any additional adjustments for the years ended December 31, 2022 and December 31, 2021.

The Company evaluates the amount of raw material needed for future production based on expected crystal growth production needed to meet anticipated sales. The Company did not record any write-downs of its raw materials inventory for the years ended December 31, 2022 and December 31, 2021.

Inventories are composed of the following:

	As of
	December 31,
	2022	2021
	(in thousands)
Raw materials	$367	$468
Work-in-process	379	328
Finished goods	229	330
	$975	$1,126

As of December 31, 2022 and 2021, the Company made the determination that raw material inventories were such that the likelihood of significant usage within the current year was doubtful and reclassified such raw material inventories as non-current in the reported financial statements. For the year ended December 31, 2022, an additional $302,000 of current inventory was reclassified as non-current. Also, during the year ended December 31, 2022, there were sales of non-current inventory totaling $95,000.

There were no inventories of discontinued operations at years ended December 31, 2022 and 2021, respectively.

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

Property and equipment

Property and equipment consisted of the following:

	As of
	December 31,
	2022	2021
	(in thousands)
Machinery, equipment and tooling	$3,263	$3,296
Buildings	1,711	1,711
Information systems	819	819
Land and land improvements	594	594
Furniture and fixtures	7	7
Total cost	6,394	6,427
Accumulated depreciation and amortization	(4,212)	(4,126)
Property and equipment, net	$2,182	$2,301

Property and equipment are carried at cost and depreciated over their estimated useful lives using the straight-line method. The cost of maintenance and repairs is charged to expense as incurred. Significant renewals and improvements are capitalized. Depreciation expense associated with property and equipment was $120,000 and $140,000 for the years ended December 31, 2022 and 2021, respectively.

The estimated useful lives are as follows:

Asset description	Life
Buildings	39 years
Machinery, equipment and tooling	3-10 years
Furniture and fixtures	7 years
Information systems	3 years

There was no property and equipment of discontinued operations as of December 31, 2022 and 2021, respectively.

Warranty cost

The Company’s sales terms include a warranty that its products will meet certain specifications. The Company records a current liability for the expected cost of warranty-related claims at the time of sale. The warranty reserve is included in accrued and other current liabilities on the Consolidated Balance Sheets.

The following table presents changes in the Company’s product warranty liability:

	Year Ended
	December 31,
	2022	2021
	(in thousands)
Balance, beginning of period	$1	$1
Charged to cost of sales	(16)	(9)
Actual product warranty expenditures	16	9
Balance, end of period	$1	$1

The Company does not provide maintenance or other services and it does not have sales that involve bill & hold arrangements, multiple elements or deliverables. However, the Company does provide product warranty for up to 90 days, for which the Company has accrued a warranty reserve of $1,000 and $1,000 for the years ended December 31, 2022 and 2021, respectively.

Current and long-term debt

The Company reports debt issuance costs as an adjustment to the carrying amount of the related debt in accordance with ASC 835-30-45. The amortization of such costs is included in interest expense for the period.

On August 15, 2022, Rubicon Technology BP LLC, a Delaware limited liability company (the “Borrower”), entered into a business loan agreement (the “Loan”) and promissory note (the “Note”) in the amount of $1,620,000 with American Community Bank & Trust (the “Lender”). The Borrower is a wholly owned subsidiary of the Company. The interest rate on the Note is 6% and it matures on August 15, 2027. The Note has a 25-year amortization schedule. Interest and principal payments will be made on a monthly basis and a balloon payment will be made upon the maturity of the Note. The Borrower may pay, without penalty, a portion or the entirety of the amount owed earlier than it is due. The Loan and Note have customary terms and provisions for default and increases in payment. As part of the Loan the lender required approximately 12 months in “payment reserves” totaling $120,000 which are restricted from use by the Company until it can meet certain debt service ratio requirements. The Loan is secured by a real estate mortgage encumbering the property commonly known as 900 E. Green Street, Bensenville, IL. Rubicon Worldwide LLC, and the Company entered into unlimited commercial guaranty agreements in favor of the Lender. As of December 31, 2022, the Company is in compliance with all terms and covenants related to the Loan and Note.

The following table shows the net proceeds from the Loan at the time of its origination:

Proceeds From Mortgage Loan
(in thousands)
Initial loan amount	$1,620
Loan costs	(22)
Escrow funding for property tax	(38)
Net proceeds from mortgage loan	$1,560

Current and long-term debt, net, are shown in the table below:

	December 31, 2022	December 31, 2021
	(in thousands)
Mortgage note	$1,611	$—
Unamortized loan costs	(20)	—
Total debt	1,591	—
Less: short-term portion	25	—
Long-term portion	$1,566	$—

The Company had no interest expense for the year ended December 31, 2021.

Total interest and amortization expense on the Company’s debt obligations during years ended December 31, 2022, and December 31, 2021, respectively, are as follows:

	December 31, 2022	December 31, 2021
	(in thousands)
Interest expense	$37	$—
Amortization of loan costs	2	—
Total interest expense	$39	$—

The following table presents the future maturities of long-term debt and the related loan costs amortization for the years ended December 31:

	Principal Portion of Payment	Amort. Of Loan Costs	Debt, Net of Unamortized Loan Costs
	(in thousands)
2023	$29	$(4)	$25
2024	31	(4)	27
2025	33	(4)	29
2026	35	(4)	31
2027	1,483	(4)	1,479
Total	$1,611	$(20)	$1,591

Fair value of financial instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, and accounts payable. The carrying values of these assets and liabilities approximate their fair values due to the short-term nature of these instruments at December 31, 2022 and 2021.

Concentration of credit risks and other risks and uncertainties

Financial instruments that could potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, short-term investments and accounts receivable. As of December 31, 2022, the Company had $1,200,000 on deposit at financial institutions in excess of amounts insured by the FDIC. This compares to $8,100,000 as of December 31, 2021. The Company performs a periodic evaluation of these institutions for relative credit standing. The Company has not experienced any losses in such accounts and management believes it is not exposed to any significant risk of loss on these balances.

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

Accounting for uncertainty in income taxes

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2022 and 2021.

The Company is subject to taxation in the U.S. and in a U.S. state jurisdiction. Due to the existence of NOL carryforwards, tax years ended December 31, 2006, 2008, 2009 and 2012 through 2021 are open to examination by tax authorities for Federal purposes. Due to NOL carryforwards at the State level, tax years ended 2012 through 2021 are open to examination by state tax authorities.

Currently, the Company is trying to determine whether, and the extent to which, it has a Malaysian withholding tax obligation. It is performing related due diligence with Malaysian tax experts to resolve the issue, and has recorded an appropriate liability for the potential tax obligation.

Income taxes

Deferred tax assets and liabilities are provided for temporary differences between financial reporting and income tax bases of assets and liabilities, and are measured using the enacted tax rates and laws expected to be in effect when the differences will reverse. Deferred income taxes also arise from the future benefits of NOL carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Full valuation allowances on net deferred tax assets are maintained until an appropriate level of profitability that generates taxable income is deemed sustainable or until a tax strategy is developed that would enable the Company to conclude that it is more likely than not that a portion of the deferred tax assets will be realizable. Based on an evaluation in accordance with the accounting standards, as of December 31, 2022 and 2021, a valuation allowance has been recorded against the net U.S. and Malaysia deferred tax assets in order to measure only the portion of the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence.

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

Other comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise from transactions and other events from non-owner sources. Comprehensive income (loss) includes net income (loss) and other non-owner changes in equity that bypass the statement of operations and are reported in a separate component of equity.

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

Diluted net loss per common share was the same as basic net loss per common share for the year December 31, 2021, because the effects of potentially dilutive securities were anti-dilutive.

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

2. SEGMENT INFORMATION

Revenue is attributed by geographic region based on ship-to location of the Company’s customers. The following table summarizes revenue by geographic region:

	Year Ended
	December 31,
	2022	2021
	(in thousands)

North America	$2,940	$3,671
Asia	567	349
Other	80	41

Total revenue	$3,587	$4,061

All revenues from continuing operations for the years ended December 31, 2022 and 2021, were from the sale of optical sapphire products and related materials.

All of our assets were located in the United States for the years ended December 31, 2022 and 2021.

3. INVESTMENTS

When the Company invests its available cash, it primarily invests in U.S. Treasury securities, investment grade commercial paper, FDIC guaranteed certificates of deposit, common stock, equity-related securities and corporate notes. Investments classified as available-for-sale debt securities are carried at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Investments in equity securities are reported at fair value, with both realized and unrealized gains and losses recorded in other income (expense), in the Consolidated Statements of Operations. Investments in which we have the ability and intent, if necessary, to liquidate in order to support our current operations are classified as short-term.

There were no short-term investments of the Company at December 31, 2022.

The following table presents the amortized cost, and gross unrealized gains and losses on all securities at December 31, 2021:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(in thousands)
Short-term investments:
U.S. Treasury securities	$14,751	$—	$—	$14,751
Total short-term investments	$14,751	$—	$—	$14,751

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$6	$—	$—	$6
Investments:
Available-for-sales securities—current:
U.S. Treasury securities	—	—	—	—

Total	$6	$—	$—	$6

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$3,137	$—	$—	$3,137
Investments:
Available-for-sales securities—current:
U.S. Treasury securities	—	14,751	—	14,751

Total	$3,137	$14,751	$—	$17,888

There are no terms or conditions restricting the Company from redeeming any of its investments.

In addition to the debt securities noted above, the Company had approximately $1,600,000 and $8,100,000 of time deposits included in cash and cash equivalents as of December 31, 2022 and 2021, respectively.

4. DISCONTINUED OPERATIONS: Closure of Direct Dose Rx

On June 24, 2021, the Company’s Board of Directors decided effective immediately to close its pharmacy operations dba Direct Dose Rx. Immediately thereafter, Direct Dose Rx began transitioning its customers to other providers and began the process of closing its operations. Direct Dose was launched as a start-up pharmacy primarily to deliver medications and vitamins to patients being discharged from skilled nursing facilities. The Company does not believe that the costs associated with such closure will be material. Based on the Company’s review and analysis of ASC 205-20 Presentation of Discontinued Operations it concluded to present the discontinued operations separately.

	Year Ended
	December 31,
	2022	2021
	(in thousands)

Revenues (discontinued operations)	$—	$370
Operating Expense (discontinued operations)	(16)	641
Income/loss from operations of discontinued operations, net of taxes	$16	$(271)

5. SIGNIFICANT CUSTOMERS

For the year ended December 31, 2022, the Company had six customers that accounted for approximately 15%, 12%, 12%, 11%, 11%, and 11% of its revenue from continuing operations. For the year ended December 31, 2021, the Company had three customers that accounted for approximately 22%, 12%, and 12% of its revenue from continuing operations.

Customers individually representing more than 10% of trade receivables accounted for approximately 74% and 80% of accounts receivable as of December 31, 2022 and 2021, respectively.

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

Common shares reserved

As of December 31, 2022, the Company had reserved 300 shares of common stock for issuance upon the exercise of outstanding common stock options. Also, 320,273 shares of the Company’s common stock were reserved for future grants of stock options and RSUs (or other similar equity instruments) under the Rubicon Technology, Inc. 2016 Stock Incentive Plan (the “2016 Plan”) as of December 31, 2022.

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

In connection with the execution of the Purchase Agreement, on June 27, 2022, the Company’s Board of Directors approved Amendment No. 2 (the “Amendment”) to the Rights Agreement. The Amendment, among other things, renders the Rights Agreement inapplicable to the Offer, the Purchase Agreement and the transactions contemplated under the Purchase Agreement. In addition, the Amendment provides that neither the Purchaser, nor any of its affiliates or associates will become an “Acquiring Person” or “Beneficial Owner” (as such terms are defined in the Rights Agreement), and a Distribution Date and Stock Acquisition Date (as such terms are defined in the Rights Agreement) will not be deemed to have occurred, as a result of the announcement of the Offer, the execution of the Purchase Agreement, or the consummation of the Offer or of the other transactions contemplated by the Purchase Agreement. The Amendment also extends the final expiration date of the Rights Agreement to September 1, 2025.

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

The following table summarizes the activity of the stock incentive and equity plans:

	Shares available for grant	Number of options outstanding	Weighted- average option exercise price	Number of restricted stock shares issued	Number of RSUs outstanding
Outstanding at January 1, 2021	292,355	20,100	$9.71	99,570	48,753
Granted	(59,580)	—	—	—	28,030
Exercised/issued	—	(15,000)	6.10	—	(3,750)
Canceled/forfeited	71,956	(1,050)	44.10	—	(45,003)
Outstanding at December 31, 2021	304,731	4,050	14.16	99,570	28,030
Granted	—	—	—	—	—
Exercised/issued	—	(2,250)	6.10	—	(28,030)
Canceled/forfeited	15,542	(1,500)	20.26	—	—
Outstanding at December 31, 2022	320,273	300	$44.10	99,570	—

There were no option grants made during 2022.

At December 31, 2022, the exercise prices of outstanding options were as follows:

Exercise price	Number of options outstanding	Average remaining contractual life (years)	Number of options exercisable
$44.10	300	1.94	300

	300	1.94	300

There were no options that were granted or became vested in the years ended December 31, 2022 or 2021, respectively.

The Company’s aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock. Based on the fair value of the common stock at December 31, 2022 there was no intrinsic value arising from 300 stock options exercisable or outstanding.

The Company used historical stock prices as the basis for its volatility assumptions. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The expected term for the year ended December 31, 2022, is based upon the Company’s median average life of its options. The forfeiture rate is based on the past history of forfeited options. The expense is being allocated using the straight-line method. For the years ended December 31, 2022 and 2021, respectively, there was no recorded stock option compensation expense. As of December 31, 2022 and 2021, respectively, there were no options granted, and all outstanding options awarded have been fully vested.

There were no RSUs granted in the year ended December 31, 2022, and there were no RSUs outstanding at December 31, 2022.

The following table summarizes the award vesting terms for the RSUs granted in the year ended December 31, 2021:

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

A summary of the Company’s RSUs is as follows:

	RSUs outstanding	Weighted- average price at time of grant	Aggregate intrinsic value
Non-vested RSUs as of January 1, 2021	48,753	$6.34
Granted	28,030	9.90
Vested	(3,750)	8.00
Cancelled	(45,003)	7.45
Non-vested RSUs as of December 31, 2021	28,030	7.28
Granted	—	—
Vested	(28,030)	9.29
Cancelled	—	—
Non-vested RSUs at December 31, 2022	—	$—	$—

The fair value of each RSU is the market price on the date of grant and is being recorded as compensation expense ratably over the vesting terms or the expected achievement of market price targets based on the Monte Carlo simulation model. In the event that an RSU vests in a given period, the remaining balance of the fair value of the RSU is expensed in that period. All outstanding RSUs vested in 2022, and as a result, the remaining fair value of $151,000 was recorded as compensation expense was recognized in the year ended December 31, 2022. For the year ended December 31 2021, the Company recorded $30,000 of RSU expense. The RSUs are forfeited by a participant upon termination for any reason, and there is no proportionate or partial vesting in the periods between the vesting dates. As of December 31, 2021, there was $151,000 of unrecognized compensation cost related to the non-vested RSUs.

For the years ended December 31, 2022 and December 31, 2021, the Company recorded no compensation related to restricted stock.

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

Components of income before income taxes and the income tax provision are as follows:

Income (loss) before income taxes is all U.S.-based for the years ended December 31, 2022 and 2021, respectively.

Income taxes

Year Ended
December 31,
	2022	2021
(in thousands)

Current
U.S.	$—	$—
State	—	—
Total current income tax expense	—	—
Deferred
U.S.	—	—
State	—	—
Total deferred income tax expense (benefit)	—	—
Total income tax expense (benefit)	$—	$—

The reconciliation of income tax computed at the federal statutory rate to income before taxes is as follows:

	Year Ended
	December 31,
	2022	2021
U.S. federal statutory rate	(21.0)%	(21.0)%
State taxes net of federal benefit	(5.4)	(6.9)
Valuation allowance	26.4	27.9

	—%	—%

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s net deferred income taxes are as follows at December 31:

	2022	2021
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$5	$5
Inventory reserves	2,928	3,033
Consumables excess reserve	162	162
Accrued liabilities	15	155
Warrant interest expense	195	195
Stock compensation expense	706	775
State net operating loss	13,425	13,358
Net operating loss carryforward	39,759	39,597
Capital loss carryforward		6,755
Tax credits	669	669
Depreciation	219	423
Valuation allowance	(58,068)	(65,079)
Total deferred tax assets	15	47
Deferred tax liability:
Prepaid expenses	(15)	(47)
Net deferred tax liability	$—	$—

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

At December 31, 2022, we had separate Federal, Illinois and Indiana NOL carryforwards of $189 million, $181 million and $723,000, respectively. The Federal NOLs will begin to expire in 2026, the Illinois NOLs will begin to expire in 2024, and the Indiana NOLs will begin to expire in 2039. With the adoption of ASU 2016-09 in 2017, we recorded a deferred tax asset related to $26.4 million of unrecorded Federal and State NOLs attributable to stock option exercises. NOLs attributable to the stock option exercise were fully offset by the valuation allowance (as described above). We have recorded an uncertain tax position of $2.6 million that further reduces the net operating loss deferred tax assets reported in the financial statements. In addition, at December 31, 2022, we had Federal research and development credits of $662,000, which will begin to expire in 2028.

The Company completed an analysis of the utilization of NOLs subject to limits based upon certain ownership changes as of December 31, 2022. The results of this analysis indicated no ownership change limiting the utilization of net operating losses and tax credits.

The Company prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. At December 31, 2022 and 2021, the Company had $1.1 million of unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on the Company’s financial statements as an offset to the valuation allowance related to tax positions taken in 2012. It is not reasonably possible that the amount will change in the next twelve months. There were no material changes to prior year or current year positions taken during the year ended December 31, 2022.

There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2022 and 2021.

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

The Company’s federal tax returns for the periods ended December 31, 2010, 2008 and 2007 have been audited by the Internal Revenue Service (IRS) with no changes made to the Company’s taxable losses for those years. The Company’s state tax returns for the periods ended December 31, 2009 through 2012 have been audited by the Illinois Department of Revenue with no changes made to the Company’s taxable losses for those years. Due to the existence of NOL carryforwards, tax years ended December 31, 2006, 2008, 2009 and 2012 through 2021 are open to examination by tax authorities for Federal purposes. Due to NOL carryforwards at the State level, tax years ended 2012 through 2021 are open to examination by state tax authorities. Tax years 2013 through 2019 are open to examination by the Malaysia Inland Revenue Board.

Due to the closing of the Rubicon Malaysia operations, the Company no longer considers the undistributed earnings of Rubicon Malaysia to be indefinitely reinvested. Upon liquidation of Rubicon Malaysia, it is anticipated any cash left after the liquidation will be brought back to the U.S. via a payment of principal towards the intercompany loan. A withholding tax may be payable to the Malaysian government on the interest portion of the loan. Currently, the Company is trying to determine whether, and the extent to which, it has a Malaysian withholding tax obligation. It is performing related due diligence with Malaysian tax experts to resolve the issue, and has recorded an appropriate liability for the potential tax obligation.

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

Operating Leases

The Company adopted ASU 2016-02 in the first quarter of the fiscal year ending December 31, 2019. The adoption of ASU 2016-02 did not have a material impact on the Company’s consolidated financial statements, as the Company does not have any material lease agreements. Rubicon DTP did lease a building for its manufacturing and offices, however such lease was not considered material to the Company’s financial statements.

Direct Dose’s net rent expense under operating leases in 2022 and 2021 amounted to $0 and $26,784, respectively. On January 6, 2021, Direct Dose entered into a one-year lease for an aggregate commitment of approximately $35,500, which was terminated early per agreement with lessor as of September 9, 2021.

Litigation

From time to time, the Company experiences routine litigation in the ordinary course of its business.

There are no outstanding material matters as of December 31, 2022 and through the date of this filing.

12. BENEFIT PLAN

The Company sponsors a 401(k) savings plan (the “Plan”). Employees are eligible to participate in the Plan upon reaching 18 years of age. Employees make contributions to the Plan through payroll deferrals. Employer matching contributions are discretionary. There were no employer matching contributions for the years ended December 31, 2022 and 2021.

13. SUBSEQUENT EVENTS

On February 20, 2023, Mr. Brog tendered his resignation as a Class II director, which became effective on February 22, 2023. On February 20, 2023, the Company entered into a Confidential Separation Agreement and General Release with Mr. Brog, in connection with Mr. Brog’s resignation from the Company as Chief Executive Officer, President and Acting Chief Financial Officer. Pursuant to the Separation Agreement, Mr. Brog was entitled to receive, among other things, a payment of $112,000 for the assignment to the Company by Mr. Brog of 57,593 shares of common stock of the Company held by Mr. Brog. The Separation Agreement also contained a general release of claims against the Company, as well as certain other customary covenants, including covenants pertaining to non-disparagement and confidentiality. On February 24, 2023, the Board of Directors named Joseph Ferrara as the Executive Officer and Chief Financial Officer, and approved an annual salary of $200,000 and a bonus with terms to be agreed upon at a later date, subject to the Company’s customary compensation policies.